Form 10-Q
period 1999-06-30
BETA OIL & GAS INC
filed 1999-08-13
CIK 1059324

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                      ------------------------------------

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   ----------
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1999

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From ____________ to __________




                        Commission File Number: 000-25717


                       [GRAPHIC OMITTED][GRAPHIC OMITTED]


                              BETA OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)



                Nevada                     86-0876964
         (State of Incorporation) (I.R.S. Employer Identification No.)


              901 Dove Street, Suite 230, Newport Beach, CA        92660
              (Address of principal executive offices)           (Zip Code)


                                 (949) 752-5212
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes No _X_


As of August 1, 1999, the Registrant had 8,982,982 shares of Common Stock, $.001 par value, outstanding.


================================================================================

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                              BETA OIL & GAS, INC.

                        (A Development Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


              ASSETS
                                                                                              June 30,        December 31,
                                                                                                1999              1998
                                                                                           ---------------    --------------
                                                                                            (Unaudited)

              Current assets:
                       Cash and cash equivalents                                         $        105,032   $       198,043
                       Accounts receivable -
                           Oil and gas sales                                                       24,732             -
                           Other                                                                    9,678             9,678

                       Debt issuance costs,  net of
                            accumulated amortization of  $35,054 at June 30, 1999                  54,046           -
                       (unaudited)
                       Prepaid expenses                                                             5,992            14,951
                                                                                           ---------------    --------------
                                Total current assets                                              199,480           222,672
                                                                                           ---------------    --------------
              Oil and gas properties, at cost (full cost method):
                       Evaluated properties                                                     7,078,553         3,387,300

                       Unevaluated properties                                                  11,776,755        11,466,695
                              Less--accumulated depletion and impairments                      (1,713,826)       (1,670,691)
                                                                                           ---------------    --------------
                                Net oil and gas properties                                     17,141,482        13,183,304
                                                                                           ---------------    --------------
              Furniture, fixtures and equipment, at cost, less
                        Accumulated depreciation of  $19,688 and $13,413 at
                                     June 30, 1999 (unaudited) and December 31,                    18,615            22,943
              1998,  respectively

              Other assets                                                                        527,567           166,028

              Deferred offering costs                                                             119,181            23,524
                                                                                           --------------     -------------
                                                                                         $     18,006,325   $    13,618,471
                                                                                           ===============    ==============




                                                              (Continued)

                              BETA OIL & GAS, INC.

                        (A Development Stage Enterprise)


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                              June 30,         December 31,
                                                                                                1999               1998
                                                                                           ---------------    ----------------
                                                                                            (Unaudited)
              Current Liabilities:
                   Accounts payable, trade                                               $      2,244,686   $         310,770
                   Payroll  and payroll taxes payable                                               4,498               7,559
                   Accrued interest                                                                61,917                  -
                   Notes payable net of unamortized discount of $1,526,909
                              at June 30, 1999 (unaudited)                                      1,473,091                  -
                   Other accrued expenses                                                        -                        800
                                                                                           ---------------    ----------------
              Total current liabilities                                                         3,784,192             319,129
                                                                                           ---------------    ----------------


              Shareholders' Equity:
              Common  stock,  $.001 par  value;  50,000,000  shares  authorized;
                  7,517,492 and 7,029,492 shares issued and outstanding
                    at June 30, 1999 (unaudited) and  December 31, 1998, respectively               7,518               7,029
              Additional paid-in capital                                                       18,593,001          15,878,386
              Deficit accumulated during the development stage                                 (4,378,386)         (2,586,073)
                                                                                           ---------------    ----------------
              Total shareholders' equity                                                       14,222,133          13,299,342
                                                                                           ---------------    ----------------


                                                                                           --------------    ---------------
              Total Liabilities and Shareholders' Equity                                 $     18,006,325   $      13,618,471
                                                                                           ===============    ================




                   The accompanying notes are an integral part of these condensed consolidated financial statements

                              BETA OIL & GAS, INC.
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                            The three         The three           The six           The six           Inception
                                          months ended       months ended       months ended        months            (June 6,
                                          June 30, 1999        June 30,           June 30,           ended            1997) to
                                                                 1998               1999           June 30,         June 30, 1999
                                                                                                     1998
                                          -----------------  ----------------   ----------------  ---------------  -----------------

Revenues
        Oil and gas sales                $          91,599  $       -          $        121,263  $      -          $         121,263
                                          -----------------  ----------------   ----------------  ---------------   ----------------

Costs and expenses:
         Lease operating expense                     2,916           -                   11,951         -                     11,951
         General and administrative                224,142           179,775            482,387          383,827           1,474,608
         Impairment expense                          1,227           300,000              1,227        1,597,342           1,671,918
         Depreciation and depletion
           expense                                  35,768             2,835             48,183            5,670              61,596
                                          -----------------  ----------------   ----------------  ---------------   ----------------
          Total costs and expenses                 264,053           482,610            543,748        1,986,839           3,220,073
                                          -----------------  ----------------   ----------------  ---------------   ----------------

Loss from operations                             (172,454)         (482,610)          (422,485)      (1,986,839)         (3,098,810)

Other income and (expense):

        Interest expense                          (907,434)          -               (1,373,782)         -               (1,373,782)

        Interest income                              1,679            7,205               3,954          28,907               94,206

                                          ----------------   ----------------   ---------------   --------------    ----------------
Net loss                                 $     (1,078,209)  $      (475,405)   $    (1,792,313)  $   (1,957,932)   $     (4,378,386)
                                          =================  ================   ================  ===============   ================

Basic and diluted loss
per common share                                    ($.14)            ($.08)             ($.24)           ($.34)
                                          =================  ================   ================  ===============
Weighted average number of
 Common shares outstanding                       7,471,209         6,057,950          7,388,267        5,699,069
                                          =================  ================   ================  ===============

                   The accompanying notes are an integral part of these condensed consolidated financial statements


                              BETA OIL & GAS, INC.
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     The six        The six         Cumulative
                                                     months         months             from
                                                       ended          ended          inception
                                                     June 30,       June 30,         (June 6,
                                                        1999          1998           1997) to
                                                                                     June 30,
                                                                                       1999
                                                     -------------- -------------   ---------------

         CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                $   (1,792,313)  $(1,957,932)  $    (4,378,386)
           Adjustments to reconcile net loss to
         net cash provided by (used in) operating
         activities:
                Depreciation and depletion                 48,183         5,670            61,596
                Amortization of notes payable
         discount and debt issuance costs               1,262,145           -           1,262,145

                Impairment expense                          1,227     1,597,342         1,671,918

                Salary contributed to Beta                 10,000        30,000           100,000

           Changes in operating assets and liabilities:
                Accounts receivable                       (24,732)          -             (34,410)
                Prepaid expenses                            8,959        (5,042)           (5,992)
                Accounts payable, trade                 1,933,916      (692,710)        2,244,686
                Commissions payable                        -            (25,329)          -
                Interest payable                           61,917         -                61,917
                Accrued payroll                            (3,062)      (23,638)            4,497
                Other accrued expenses                       (800)      (14,000)          -
                       Net cash provided by (used in) -------------- -------------   ---------------
                             operating activities       1,505,440    (1,085,639)          987,971
                                                      -------------- -------------   ---------------
         CASH FLOWS FROM
         INVESTING ACTIVITIES:
           Oil and gas property expenditures          (4,001,313)    (6,469,543)      (18,830,308)
           Change in other assets                       (361,539)          -             (527,567)
           Acquisition of furniture, fixtures &
             equipment                                    (1,947)       (2,761)           (38,303)
                                                     -------------- -------------   ---------------
              Net cash used in investing activities   (4,364,799)   (6,472,304)       (19,396,178)
                                                     -------------- -------------   ---------------


                                   (Continued)

                              BETA OIL & GAS, INC.
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                   (Continued)


                                                                                           Cumulative
                                                                                              from
                                                        The six           The six          inception
                                                      months ended        months            (June 6,
                                                        June 30,           ended            1997) to
                                                          1999           June 30,           June 30,
                                                                           1998               1999
                                                      ----------------  ---------------   ----------------
           CASH FLOWS FROM
           FINANCING ACTIVITIES:
             Proceeds from sale of shares and
           warrants, net                                    -                3,719,407         15,770,415
             Proceeds from exercise of warrants                70,000         -                    70,000
             Offering costs of previous private
           placements                                        (42,995)         -                  (42,995)
             Proceeds from issuance of bridge
           notes, net                                       2,835,000         -                 2,835,000
             (Increase) in deferred offering costs           (95,657)         -                 (119,181)
                                                      ----------------  ---------------   ----------------
             Net cash provided by financing activities      2,766,348        3,719,407         18,513,239
                                                      ----------------  ---------------   ----------------

           NET INCREASE (DECREASE) IN
           CASH AND CASH EQUIVALENTS:                        (93,011)      (3,838,536)            105,032
           CASH AND CASH EQUIVALENTS:
                  Beginning of period                         198,043        3,985,599           -
                                                      ----------------  ---------------   ----------------
                  End of period                     $         105,032 $        147,063  $         105,032
                                                      ================  ===============   ================

           SUPPLEMENTAL DISCLOSURE OF
           CASH FLOW INFORMATION:
                  Cash paid for interest            $          49,720 $       -         $          49,720
                                                      ================  ===============   ================
                  Cash paid for income taxes        $           4,610 $       -         $           4,610
                                                      ================  ===============   ================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


                                                                                          Cumulative
                                                                                             from
                                                        The six           The six          inception
                                                     months ended       months ended       (June 6,
                                                     June 30, 1999        June 30,         1997) to
                                                                            1998         June 30, 1999
                                                     -----------------  ---------------- -----------------

Fair market value of common stock issued for:
                      Oil and gas properties        $       -          $         25,000 $          25,000
                      Discount on notes payable     $       2,574,000  $       -        $       2,574,000
                       Interest on bridge notes               180,000                             180,000








The accompanying notes are an integral part to these condensed consolidated financial statements

                              FINANCIAL STATEMENTS

                       BETA OIL & GAS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Note 1.        The accompanying  condensed  consolidated financial statements of  Beta  Oil & Gas,  Inc.  and  subsidiary  ("Beta")  have  been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1999, the statements of operations for the three and six months ended June 30, 1999 and 1998 and from inception (June 6,1997) to June 30, 1999, and the statements of cash flows for the six months ended June 30, 1999 and 1998 and from inception (June 6, 1997) to June 30, 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which Beta considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although Beta believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission. The December 31, 1998 condensed consolidated balance sheet were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in Beta's S-1 Registration Statement which was declared effective July 1, 1999.

Note 2. The results of operations for the three and six months ended June 30, 1999 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year.

Note 3.        Basic earnings per share  excludes  dilution and computed
               by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All such securities or other contracts were anti-dilutive for all periods presented and, therefore, excluded from the computation of earnings per share.

Note 4. On July 30, 1999, Beta completed its initial public offering of common stock. Beta sold 1,465,490 shares of common stock at $6.00 per share out of the 1,500,000 maximum number of shares offered pursuant to its S-1 Registration Statement which was declared effective July 1, 1999. Beta intends to withdraw from registration the 34,510 unsold shares, the 150,000 shares registered to satisfy an "Over-Allotment Option," and a total of 31,878 shares issuable upon exercise of Selected Dealer Warrants in connection with the unsold portion of the offering, including the Over-allotment Option. Upon completion of the initial public offering, Beta has 8,982,982 shares of common stock outstanding and 2,477,193 shares of common stock reserved for issuance upon exercise of warrants. Beta realized gross proceeds of $8,792,948 from the sale of its common stock in the initial public offering, before deducting commissions and offering expenses. On July 7, 1999, Beta applied $3,070,000 of the proceeds from the offering towards the full repayment of the bridge notes and accrued interest.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion is to inform you about the financial position, liquidity and capital resources of Beta as of June 30, 1999 and December 31, 1998 and the results of operations for the three and six month periods ended June 30, 1999 and 1998.

Disclosure Regarding Forward-Looking Statements

     Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct.

    All forward looking statements contained in this section are based on assumptions believed to be reasonable.

     These forward looking statements include statements regarding:

|_|      Beta's financial position
|_|      Proved or possible reserve quantities and net present values of those reserves
|_|      Business  strategy
|_| Plans and objectives of management of Beta for future operations and capital expenditures

     Beta can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Beta. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations.

     Factors that may affect such forward-looking statements include, but are not limited to:

|_| Beta's ability to generate additional capital to complete its planned drilling and exploration activities
|_|      Risks  inherent  in  oil  and  gas acquisitions, exploration, drilling,
         development  and  production;   price volatility of oil and gas
|_|      Competition from other oil and gas companies
|_|      Shortages of  equipment,  services and supplies
|_|      Government regulation
|_|      Environmental matters
|_| Financial condition and operating performance of the other companies participating in the exploration, development and production of oil and gas ventures that Beta is involved in

     In addition, since all of Beta's prospects are currently operated by third parties, Beta may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities.

Beta is a Development Stage (Start-Up) Company

     Beta has a limited operating history upon which an evaluation of Beta and its prospects can be based. The risks, expense, and difficulties encountered by early-stage companies must be considered when evaluating Beta's prospects. There are significant risks inherent in a development stage company which is engaged in high risk oil and gas exploration.

 Financial Condition, Liquidity and Capital Resources

     Beta's working capital was a deficit of ($3,584,712) at June 30, 1999 compared to a deficit of ($96,457) at December 31, 1998. Beta's working capital decreased due primarily to investments in oil and gas properties and the completion of a short term bridge note financing. In order to fund capital expenditures in the first six months of 1999, Beta obtained short term debt financing in the form of $3,000,000 in bridge note financing which is discussed below under "Bridge Note." In order to repay the $3,000,000 in short term debt financing and to address the working capital deficit as of June 30, 1999, Beta completed an initial public offering in July 1999 which is discussed below under "Subsequent Events."

Historical Cash Used In and Provided by Operating, Investing and Financing Activities

    Beta financed all of its business activities through December 31, 1998 through issuances of its common stock in private placements. Beta raised net proceeds of $9,221,783 during 1997 and $6,548,632 during 1998 in these private placements. During the six months ended June 30, 1999 Beta realized net proceeds of $2,835,000 from a bridge note financing which is discussed below. Subsequent to June 30, 1999, Beta completed an initial public offering which is discussed below.

    The net proceeds of the private placements and the bridge note financing have been primarily invested in oil and gas properties totaling $4,001,313 and $6,469,543 for the six months ended June 30, 1999 and 1998.

    Beta's cash balance at June 30, 1999 was $105,032 compared to a cash balance of $198,043 at December 31, 1998. The change in Beta's cash balance is summarized as follows:

          Cash balance at December 31, 1998                                                $  198,043
          Sources of cash:
               Cash provided by operating activities                                        1,505,440
               Cash provided by financing activities                                        2,766,348
                                                                                      ----------------
                              Total sources of cash                                         4,271,788
          Uses of cash:
                Oil and gas property expenditures                                         (4,001,313)
                Other assets (increase in advances to industry partners)                    (361,539)
                 Furniture, fixtures and equipment                                            (1,947)
                                                                                      ----------------
                                                                                          (4,364,799)
                                                                                      ----------------
          Cash balance at June 30, 1999                                                    $  105,032
                                                                                      ================


Long Term Liquidity and Capital Resources

    The timing of most of Beta's capital expenditures is discretionary. Beta has no material long-term commitments associated with its capital expenditure plans or operating agreements. Consequently, Beta has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of capital expenditures will vary in future periods depending on the success it experiences on planned exploratory drilling activities in 1999, gas and oil price conditions and other related economic factors. Accordingly, Beta has not yet prepared an estimate of capital expenditures for the year 2000 or future periods.



Bridge Note

     During the six months ended June 30, 1999, Beta completed the private placement of a $3,000,000 bridge note financing to three institutional investors referred to as the "1999 bridge financing." Beta issued promissory notes having a maturity date of one year and bearing an interest rate of 10%. In addition, a total of 459,000 shares of Beta common stock was issued in connection with the 1999 bridge financing. The $3,000,000 in bridge notes was repaid in full with accrued interest on July 7, 1999 from the proceeds of Beta's initial public offering.

Beta received net cash proceeds of $2,835,000 from the bridge notes. The estimated fair market value of 429,000 shares of common stock issued in connection with the bridge note of $2,574,000 is treated as a discount and will be amortized over the term of the promissory notes using the interest method. The estimated fair market value of 30,000 additional shares of common stock issued per the terms of the bridge note of $180,000 was immediately expensed as interest during the three and six month periods ended June 30, 1999. Accordingly, Beta will incur additional interest expense of $2,754,000 over the term of the promissory notes which will represent a significant interest expense charge in the year ending December 31, 1999. As of June 30, 1999 Beta has amortized $1,047,091 of the note discount. The debt issuance costs of the 1999 bridge financing of $89,100 were capitalized as deferred loan costs and are being amortized over the life of the bridge note. As with the discount, this will represent a significant charge in 1999. As of June 30, 1999 Beta has amortized $35,054 of the deferred loan costs. Current notes payable as of June 30, 1999 consists of the following:

Current notes payable, interest at 10% payable monthly
in arrears, secured by all of Beta's properties, $2,000,000
due January 20, 2000 and $1,000,000 due March 19, 2000         $       3,000,000
           Less unamortized discount                                 (1,526,909)
                                                                 ===============
                    Net carrying value                         $       1,473,091
                                                                 ===============

    As discussed previously, Beta repaid the $3,000,000 in bridge notes plus accrued interest in full on July 7, 1999. Upon repayment of the bridge loans, Beta recorded additional interest expense of $54,046 associated with the unamortized loan costs and $1,526,909 associated with the unamortized discount. The additional interest expense will be reflected in the three and nine month period ended September 30, 1999 and the year ended December 31, 1999.

Plan of Operation for 1999

             In the opinion of Beta's management, the existing working capital of Beta and the net proceeds of Beta's initial public offering completed on July 30, 1999 will be sufficient to fund the operations and projected capital requirements of Beta until September 30, 1999. Beta is allocating its cash resources from all sources, including the net proceeds of the initial public offering, to the following categories of expenditures:

1)    Repayment of $3,000,000 of bridge debt;

2) Drilling and completion costs for wells on Beta's prospects which are estimated to be $5,800,000 for the period June 30 to December 31, 1999. It is anticipated that as many as 38 test wells will be drilled in 1999 in which Beta will have an interest participation ranging from 12.5% to 75% and averaging 22%. While it is difficult to predict the exact timing of when these wells will be proposed for drilling, Beta's operating agreements generally provide a thirty day period in which to elect participation in a proposed well. Generally funds must be advanced within thirty days or less after the thirty day election period;

3) Leasehold acquisition costs estimated to be $460,000 for the period June 30 to December 31, 1999;

4)    3-D seismic acquisition costs only if funds are available; and

5) General and administrative overhead estimated to be $515,000 for the period June 30 to December 31, 1999.

     At such time as Beta has fully utilized the proceeds of the offering and Beta's existing working capital, it will be necessary for Beta to raise additional funds. It is anticipated that additional funds will be raised from one or more of the following sources:

1) Beta has approximately 797,000 callable common stock purchase warrants outstanding exercisable at a price of $5.00 per share. Beta is able to call these warrants at any time on and after the date that its common stock is traded on any exchange, including the Over-the-Counter Bulletin Board, at a market price equal to or exceeding $7.00 per share for 10 consecutive days, of which there can be no assurance that such a price level will occur. It is Beta's intent to call all or a portion of these warrants at such time, if and when, the market price of the stock is at a sufficient level to fund capital requirements. Beta will receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants net of commission to the broker of record, if any. Beta could realize net proceeds of approximately $3,800,000 from the exercise of these warrants. There is no assurance that Beta will realize any proceeds from the warrant calls.

2) Beta may seek bank or other debt financing at such time that cash flow from operations is established. Beta is not able to predict when, if ever, such financing will be available. When Beta has cash flow from producing wells to cover Beta's general and administrative expenses and service debt, Beta will seek bank financing of $2,000,000 to $5,000,000 in the fourth quarter of 1999 or first quarter of 2000.

3) Beta may seek mezzanine financing, if available, on terms acceptable to Beta. Mezzanine financing usually involves debt with a higher cost of capital as compared to conventional bank financing. As with bank financing, Beta will seek mezzanine financing in the range of $2,000,000 to $5,000,000 if sufficient cash flow is available from wells to cover Beta's general and administrative expenses and service debt.

4) Beta may realize cash flow from oil and gas wells, if found to be productive. Beta owns a working interest in three wells that are currently producing and in 5 wells which are presently being completed and equipped for production.

     The net proceeds of the public offering combined with Beta's existing working capital will probably not be sufficient to fund Beta's capital expenditures that are projected for 1999. If the above additional sources of cash are insufficient or are unavailable on terms acceptable to Beta, Beta will be compelled to reduce the scope of its business activities. If Beta is unable to fund planned expenditures within a thirty to sixty day period after a well is proposed for drilling, it may be necessary to:

1)   Forfeit its interest in wells that are proposed to be drilled;

2)   Farm-out its interest in proposed wells;

3) Sell a portion of its interest in proposed wells and use the sale proceeds to fund its participation for a lesser interest; and

4)   Reduce general and administrative expenses.

    As stated above, Beta believes it has sufficient working capital to fund its capital expenditure requirements until September 30, 1999. In the event that Beta cannot raise additional capital , it may be necessary for Beta to curtail its business activities until other financing is available.

    These are forward looking statements that are based on assumptions which in the future may not prove to be accurate. Although Beta's management believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved.

Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 1998 (unaudited)

     During the six months ended June 30, 1999 Beta had oil and gas revenues of $121,263. Beta's net production was 62,279 mcf at an average price of $1.95 per mcf. During the six months ended June 30, 1998 Beta generated no revenues.

     During the six months ended June 30, 1999 Beta incurred lease operating expenses of $11,951. Beta's average lifting cost for this period was $.19 per mcf equivalent. During the six months ended June 30, 1998 Beta incurred no lease operating expense.

     General and administrative expenses for the six months ended June 30, 1999 were $482,387 compared to $383,827 for the six months ended June 30, 1998. This represents a $99,000 or a 26% increase over the prior year period. The primary reasons for the increase were due to:

(1)  An increase in operational activities in 1999 versus 1998;

(2)  An  increase in the number of  employees  from four in 1998 to six in 1999;
     and

(3) Costs related to Beta's initial public offering and filing the S-1 registration statement.

     Loss from operations totaled $(422,485) for the six months ended June 30, 1999 compared to $(1,986,839) for the six months ended June 30, 1998. The primary reason for the decrease in the loss was due to an impairment expense of $1,597,342 recorded in 1998 associated with the unsuccessful drilling of two wells in Australia compared to only $1,227 impairment expense in the same period in 1999.

     Other income for the six months ended June 30, 1999 consisted of interest income in the amount of $3,954. Beta realized $28,907 of interest income for the six month period in 1998. The reason for the decrease was lower average cash and cash equivalents balances for the 1999 period as compared to the 1998 period.

     During the six months ended June 30, 1999, Beta incurred interest expense of $1,373,782 relating to the bridge notes. Interest expense for the 1999 period consists of the following:

Cash interest expense                                                    $         111,637
Amortization of note discount and fair market value of 30,000 shares             1,227,091
Amortization of deferred loan costs                                                 35,054
                                                                            ===============
         Total interest expense for the six months ended June 30, 1999   $       1,373,782
                                                                            ===============

     During the six months ended June 30, 1998, Beta incurred no interest expense.

     Net loss for the six months ended June 30, 1999 was $(1,792,313) compared to $(1,957,932) for the six months ended June 30, 1998. The decrease in net loss was primarily due to a significant impairment write-down of oil and gas properties in the prior year period.

Comparison of Results of Operations for the Three Months ended June 30, 1999 and 1998 (unaudited)

     During the three months ended June 30, 1999 Beta had gas revenues of $91,599. Beta's net production was 43,824 mcf at an average price of $2.09 per mcf. During the three months ended June 30, 1998 Beta generated no revenues.

     During the three months ended June 30, 1999 Beta incurred lease operating expenses of $2,916. Beta's average lifting cost for this period was $.07 per mcf equivalent. During the three months ended June 30, 1998 Beta incurred no lease operating expense.

     General and administrative expenses for the three months ended June 30, 1999 were $224,142 compared to $179,775 for the three months ended June 30, 1998, representing a $44,000 or 25% increase over the prior year. The primary reasons for the increase were due to:

(1)  An increase in operational  activities in 1999 versus 1998;

(2)  An  increase in the number of  employees  from four in 1998 to six in 1999;
     and

(3) Costs related to Beta's initial public offering and filing the S-1 registration statement.

     Loss from operations totaled $(172,454) for the three months ended June 30, 1999 compared to $(482,610) for the three months ended June 30, 1998. The primary reason for the decrease in the loss was due to the $300,000 impairment write-down recorded in the 1998 period which was associated with the drilling of two dry holes in Australia.

     Other income for the three months ended June 30, 1999 consisted of interest income in the amount of $1,679. Beta realized $7,205 of interest income for the three month period in 1998. The reason for the decrease was lower average cash and cash equivalents balances for the 1999 period as compared to the 1998 period.

      During the three months ended June 30, 1999, Beta incurred interest expense of $907,434 relating to the bridge notes. The interest expense consisted of the following:

         Cash interest expense                    $ 74,794
         Amortization of discount                  821,737
         Amortization of debt issuance cost         10,903
                                                  --------
                  Total interest expense          $907,434
                                                  ========

     During the three months ended June 30, 1998, Beta incurred no interest expense.

     Net loss for the three months ended June 30, 1999 was $(1,078,209) compared to $(475,405) for the three months ended June 30, 1998. The increase in net loss was primarily due to the significant interest expense associated with the 1999 bridge financing in the 1999 period.

Income Taxes

     As of December 31, 1998, Beta had available, to reduce future taxable income, a tax net operating loss carryforward of approximately $4,003,000 which expires in the years 2012 through 2018. As of December 31, 1998, Beta has a deferred tax asset of approximately $1,110,000 which is fully reserved for with a valuation allowance. The deferred tax asset consists entirely of the net operating loss carryforward. Utilization of the tax net operating loss carryforward may be limited in the event a 50% or more change of ownership occurs within a three year period. The tax net operating loss carryforward may be limited by other factors as well.

Cancellation of Warrants

     On June 21, 1999, certain warrant holders agreed to cancel 87,296 warrants to purchase common stock consisting of 20,000 warrants exercisable at $5.00 per share and 67,296 warrants exercisable at $7.00 per share. All of the cancelled warrants were non-callable with expiration dates on March 12, 2003. The warrants were cancelled for no consideration pursuant to a request by the National Association of Securities Dealers, the "NASD". The warrant holders were certain NASD member firms and their employees who participated in Beta's 1998 private placement, as well as Beta's legal counsel. The cancellation request was made and complied with because the NASD determined that these warrants could be deemed "underwriter's compensation" and the continued existence of these warrants could result in the compensation for this offering exceeding the NASD guidelines. Therefore, all such warrants which could be deemed "underwriter's compensation" in excess of NASD guidelines have been cancelled for no consideration.

Drilling Activity

      During the six months ended June 30, 1999, Beta participated in the drilling of ten exploratory wells. Of the ten wells drilled, three were completed as dry-holes and seven are in various stages of completion for production. The wells are summarized as follows:

                                                                                                    Estimated First
                                                        Working                Completion               Date of
             Well Name              Location           Interest %                Status                Production

1.      Cobra Stream #1       Onshore Louisiana           15%                   Dry-hole                  N/A
2.      Shark Prospect #1     Offshore Louisiana          15%                   Dry-hole                  N/A
3.      Schluter #1           Jackson Co., TX             20%                   Dry-hole                  N/A
                                                    -----------------
                                             Total        50%
                                                    =================


1.      Redfish #1            Offshore Louisiana          15%         Awaiting production facility        9/99
2.      Stingray #1           Offshore Louisiana          15%         Awaiting production facility        9/99

3.      Minkfish #2           Offshore Louisiana          9.4%        Awaiting production facility        9/99

4.      Minkfish #3           Offshore Louisiana          9.4%        Awaiting production facility        9/99

5.      Pressley #1           Jackson Co., TX             12.5%               On production                N/A
6.      Wilbeck #1            Jackson Co., TX             12.5%               On production                N/A
7.      Alamo Realty #1       Jackson Co., TX             20%               Being completed               9/99
                                                    =================
                                             Total        93.8%
                                                    =================

Subsequent Events

    On July 30, 1999, Beta completed its initial public offering of common stock. Beta sold 1,465,490 shares of common stock at $6.00 per share out of the 1,500,000 maximum number of shares offered pursuant to its S-1 Registration Statement which was declared effective July 1, 1999. Beta intends to withdraw from registration the 34,510 unsold shares, the 150,000 shares registered to satisfy an "Over-Allotment Option," and a total of 31,878 shares issuable upon exercise of Selected Dealer Warrants in connection with the unsold portion of the offering, including the Over-allotment Option.

    Upon completion of the initial public offering, Beta has 8,982,982 shares of common stock outstanding and 2,477,193 shares of common stock reserved for issuance upon exercise of warrants.

     Beta realized gross proceeds of $8,792,948 from the sale of its common stock in the initial public offering, before deducting commissions and offering expenses. On July 7, 1999, Beta applied $3,070,000 of the proceeds from the offering towards the full repayment of the bridge notes and accrued interest.

Impact of Recently Issued Standards

     Beta intends to adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 effective with its fiscal year beginning January 1, 2000 as required by the Statement. Due to Beta's current and anticipated limited use of derivative instruments, management anticipates that adoption of SFAS 133 will not have any significant impact on Beta's financial position or results of operations. SFAS 132, "Employees' Disclosures about Pensions and other Postretirement Benefits," and SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998 and are not expected to impact Beta regarding future financial statement disclosures, results of operations and financial position.


Year 2000 "Y2K" Problem

     Beta has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 "Y2K" problem. The Y2K problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Y2K problem can affect any modern technology used by a business in the course of its day. Any machine that uses embedded computer technology is susceptible to this problem, including for example, telephone systems, postage meters and scales, and of course, computers. The impact on a company is determined to a large extent by the company's dependence on these technologies to perform their day to day operations.

     Internally, Beta has begun reviewing all such equipment and has determined that many of its systems are Y2K compliant. This includes our telephone systems, postage equipment and some of our software. We anticipate that all systems and software will be fully reviewed and brought into compliance by November 1999. If certain systems are not brought up to Y2K compliance by the end of November 1999, then the non-compliant technology will be disabled so as not to have an impact on the systems that are compliant. Any such events would not have a serious impact on our day to day operations, nor would any valuable information be lost. Our company backs up all computer systems daily to protect us against data loss and we have a system that utilizes 10 rotating back-up tapes as a safeguard against having a tape that is unreadable. The costs of bringing our company technology up to Y2K compliance is expected to be less than $5,000. This is because the majority of the "patches" or programs designed to make software Y2K compliant can be obtained over the internet from manufacturers for little or no cost and we do not expect to rely heavily on outside consultants to upgrade our systems as most of the work can be performed in-house.

     Externally, the Year 2000 problem may impact other entities with which Beta transacts business, and Beta cannot predict the effect of the Year 2000 problem on such entities or Beta. With regard to those companies that we do business with on a daily basis, we cannot guarantee that they will be vigilant about their Y2K plan of action. We have, however, started mailing out a simple questionnaire to these companies, requesting that they advise us of their Y2K readiness. Should any of our oil and gas well operators experience a disruption due to the Year 2000 problem, the most significant impact may be a delay in the progress of drilling operations and/or interruption of production and revenue on a producing well. In a worst case scenario, the former may ultimately cause Beta to incur drilling cost overruns, while the latter may cause us to have an interruption in revenues for several months. We have also assessed the possibility of personal injury, loss of life, property damage and accidental pollution resulting from equipment malfunctions. Although we believe these to be a remote possibility, we have undertaken investigations to determine possible problem areas and will communicate our findings, if any, to the project operators.

     In these unlikely events, Beta's plan of action is to have on hand a cash reserve at December 31, 1999 to cover both the additional well costs and the Company's overhead expenses until production resumes. We have not yet determined the amount or source of such funds. We are contacting our insurance carriers to determine the extent of insurance coverage, if any, in the event Y2K problems affect any of Beta's project areas. In the event that Beta does experience Y2K problems, it could result in a suspension of Beta's revenues. A suspension of revenues could result in material losses from operations and a reduction in Beta's working capital. Management is unable at this time to quantify the impact that the Y2K problem could have on Beta's results of operations and financial condition.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best of knowledge of management there are no legal proceedings pending or threatened against Beta which would have a materially adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities

(a)      (b) and (d); not applicable

(c) Recent sales of unregistered securities. Beta issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the first half of 1999 and through the date of this report:

1. In connection with the January 20, 1999 bridge financing, Beta issued 300,000 shares of common stock to the note holders and issued an additional 29,000 shares as commissions in connection with the January bridge financing. The certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares were issued subject to a "registration rights" agreement, requiring among other things, that Beta file a registration statement to register the shares under the Securities Act 180 days after the closing of Beta's initial public offering, which was July 30, 1999.

2. In connection with the March 19, 1999 bridge financing, Beta issued 100,000 shares of common stock to the note holders on March 19 and issued the note holders an additional 30,000 shares as follows:
                  April 19, 1999    10,000 additional shares
                  May 19, 1999      10,000 additional shares
                  June 19, 1999     10,000 additional shares

         The certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares were issued subject to a "registration rights" agreement, requiring among other things, that Beta file a registration statement to register the shares under the Securities Act 180 days after the closing of Beta's initial public offering, which was July 30, 1999.

3. On April 2, 1999 Beta issued 4,000 shares upon the exercise of warrants to purchase common stock. The certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions were issued to the transfer agent. The shares issued upon exercise of the warrants were registered by Beta for resale by the holders in Registration No. 333-68381.

4. On May 14, 1999 Beta issued 25,000 shares upon the exercise of warrants to purchase common stock. The certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions were issued to the transfer agent. The shares issued upon exercise of the warrants were registered by Beta for resale by the holders in Registration No. 333-68381.

     In connection with the issuance of the above noted securities, Beta relied upon Section 4(2) of the Securities Act in claiming exemption for the registration requirement of the Securities Act. All of the persons to whom the securities were issued had full information concerning the business affairs of Beta and acquired the shares for investment purposes. The certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions were issued to the transfer agent.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Beta's annual meeting of shareholders was held at Tornino's Banquets, 5080 N. Blackstone, Fresno, California on Friday, June 25, 1999, at 12:00 P.M. Pacific Daylight Time. The matters submitted to a vote of Beta's shareholders as well as the results of the votes cast are as follows:

1.       Matters voted upon by holders of common Stock:

              Election of directors.  A summary of the votes cast is as follows:


                                                              % of                                      % of
                                            Number        out-standing               Number        out-standing
                                                              shares                                    shares

Steve Antry                               4,808,776            64%                      0                 0%
R. Thomas Fetters                         4,808,776            64%                      0                 0%
J. Chris Steinhauser                      4,808,776            64%                      0                 0%
Joe C. Richardson, Jr.                    4,808,776            64%                      0                 0%
Lawrence W. Horwitz                       4,808,776            64%                      0                 0%
John P. Tatum                             4,808,776            64%                      0                 0%


As a result of the voting, Steve Antry, R. Thomas Fetters, J. Chris Steinhauser, Joe C. Richardson, Jr., Lawrence W. Horwitz and John P. Tatum were elected as directors of Beta to serve in that capacity until the annual meeting of shareholders in 2000.


Item 5.  Other Information

     On March 16, 1999, the directors of Beta appointed John P. Tatum to the board of directors of Beta. Mr. Tatum will serve as an independent director and has been appointed to the Compensation and Audit Committees of the board.

     Mr. Tatum has worked in the oil and gas industry since 1962, holding successive positions with Skelly Oil Company, Placid Oil Company, Hunt International Company and Hunt Energy Company. From 1980 to 1996, Mr. Tatum was employed with Triton Energy Corporation as Vice President (1980-82), Senior Vice President (1982-1991) and Executive Vice President (1991-96). As Senior Vice President for Triton Energy Corporation, Mr. Tatum was responsible for directing Triton's operations in Colombia, Thailand, New Zealand, Nepal, Gabor, Cote D'Ivoire and Argentina. Since 1996, Mr. Tatum has worked as an international oil & gas consultant. Mr. Tatum received his B.B.A. from the University of Texas in 1956 and conducted graduate studies at the Louisiana State University Graduate Business School.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this report:

         (1) Exhibit 27-1, "Financial Data Schedule" - for the quarter ended June 30, 1999

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 1999.




         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.





                                           BETA OIL & GAS, INC.


Date:  August 14, 1999               By    /s/ J. Chris Steinhauser
                                           ------------------------
                                           J. Chris Steinhauser
                                           Chief Financial Officer,
                                           Principal Accounting Officer
                                           and Director