Form 10-Q
period 1999-09-30
BETA OIL & GAS INC
filed 1999-11-12
CIK 1059324

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                       ------------------------------------

                             WASHINGTON, D.C. 20549

                      ------------------------------------
                                    FORM 10-Q

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----------
                SECURITIES EXCHANGE ACT OF 1934
                For the Quarter Ended September 30, 1999

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

                                  Yes X No ___


As of November 12, 1999, the Registrant had 9,055,334 shares of Common Stock, $.001 par value, outstanding.


================================================================================

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                              BETA OIL & GAS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


              ASSETS
                                                                                           September 30,      December 31,
                                                                                                1999              1998
                                                                                           ---------------    --------------
                                                                                            (Unaudited)

              Current assets:
                       Cash and cash equivalents                                         $        453,637   $       198,043

                       Accounts receivable -
                           Oil and gas sales                                                      221,171              -
                           Other                                                                    9,678             9,678
                       Prepaid expenses                                                            82,929            14,951
                                                                                           ---------------    --------------
                                Total current assets                                              767,415           222,672
                                                                                           ---------------    --------------
              Oil and gas properties, at cost (full cost method):
                       Evaluated properties                                                     8,405,024         3,387,300
                       Unevaluated properties                                                  12,264,610        11,466,695
                              Less--accumulated depletion and impairments                      (1,825,452)       (1,670,691)
                                                                                           ---------------    --------------
                                Net oil and gas properties                                     18,844,182        13,183,304
                                                                                           ---------------    --------------
              Furniture, fixtures and equipment, at cost, less
                        Accumulated depreciation of  $22,880 and $13,413 at
                        September 30, 1999 (unaudited) and December 31,1998,  respectively         15,422            22,943


              Other assets                                                                        703,742           166,028

              Deferred offering costs                                                                -               23,524
                                                                                           ---------------    -------------
                                                                                         $     20,330,761   $    13,618,471
                                                                                           ===============    ==============




                                   (Continued)

                              BETA OIL & GAS, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                           September 30,       December 31,
                                                                                                1999               1998
                                                                                           ---------------    ----------------
                                                                                            (Unaudited)
              Current Liabilities:
                   Accounts payable, trade                                               $        133,142   $         310,770
                   Payroll  and payroll taxes payable                                              15,501               7,559
                   Other accrued expenses                                                          25,132                 800
                                                                                           ---------------    ----------------
              Total current liabilities                                                           173,775             319,129
                                                                                           ---------------    ----------------

              Premiums payable                                                                     34,563              -

              Shareholders' Equity:
              Common  stock,  $.001 par  value;  50,000,000  shares  authorized;
                  8,985,482 and 7,029,492 shares issued and outstanding
                  at September 30, 1999 (unaudited) and  December 31, 1998,
                  respectively                                                                      8,985               7,029
              Additional paid-in capital                                                       26,343,363          15,878,386
              Accumulated deficit                                                              (6,229,925)         (2,586,073)
                                                                                            ---------------    ----------------
              Total shareholders' equity                                                       20,122,423          13,299,342
                                                                                            ---------------    ----------------

                                                                                            ---------------    ----------------
              Total Liabilities and Shareholders' Equity                                 $     20,330,761   $      13,618,471
                                                                                            ===============    ================




The accompanying notes are an integral part of these condensed consolidated financial statements

                              BETA OIL & GAS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                The three months ended           The nine months ended
                                                                    September 30,                    September 30,
                                                             -----------------------------    ----------------------------
                                                              1999             1998            1999           1998
                                                           ---------------  --------------  --------------  -------------

                 Revenues
                         Oil and gas sales                $       254,332  $      -        $      375,595  $     -
                                                           ---------------  --------------  --------------  -------------

                 Costs and expenses:
                          Lease operating expense                  12,190         -                24,141        -
                          General and administrative              401,340         171,781         883,727        555,608
                          Impairment expense                         -             21,090           1,227      1,618,432
                          Depreciation and depletion expense      114,819           3,183         163,002          8,853
                                                            ---------------  --------------  --------------  -------------
                              Total costs and expenses            528,349         196,054       1,072,097      2,182,893
                                                            ---------------  --------------  --------------  -------------

                 Loss from operations                            (274,017)       (196,054)       (696,502)    (2,182,893)


                 Other income and (expense):

                         Interest expense                      (1,591,390)         -           (2,965,172)        -

                         Interest income                           13,868          10,960          17,822         39,867
                                                           --------------   --------------  --------------  -------------
                 Net loss                                 $    (1,851,539)  $    (185,094)  $  (3,643,852)  $ (2,143,026)
                                                           ===============  ==============  ==============  =============

                 Basic and diluted loss
                 per common share                                  ($0.21)         ($0.03)         ($0.46)        ($0.35)
                                                           ===============  ==============  ==============  =============

                 Weighted average number of
                  Common shares outstanding                     8,750,411       6,361,003       7,852,341      6,154,036
                                                           ===============  ==============  ==============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                              BETA OIL & GAS, INC.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                                      The nine months ended
                                                                          September 30,
                                                                    -----------------------------
                                                                       1999           1998
                                                                    --------------  -------------

                 CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net loss                                       $   (3,643,852) $  (2,143,026)
                   Adjustments to reconcile net loss to net cash
                 provided by (used in) operating activities:
                        Depreciation and depletion                       163,002          8,853
                        Amortization of notes payable discount
                           and debt issuance costs                     2,843,100           -
                        Impairment expense                                 1,227      1,618,432
                        Salary contributed to Beta                        10,000         45,000

                   Changes in operating assets and liabilities:
                        Accounts receivable                             (221,171)       (15,464)
                        Prepaid expenses                                 (67,978)        (6,226)
                        Accounts payable, trade                         (177,629)       229,762
                        Commissions payable                               -             (15,929)
                        Accrued payroll                                    7,942         (6,629)
                        Other accrued expenses                              (800)       (14,000)
                                    Net cash provided by (used in)
                                                                    --------------  -------------
                                     operating activities             (1,086,159)      (299,227)
                                                                    --------------  -------------

                 CASH FLOWS FROM
                 INVESTING ACTIVITIES:
                   Oil and gas property expenditures                  (5,815,638)    (8,765,218)
                   Change in other assets                               (537,714)       (52,315)
                   Acquisition of furniture, fixtures & equipment         (1,947)        (2,762)
                                                                    --------------  -------------
                          Net cash used in investing activities       (6,355,299)    (8,820,295)
                                                                    --------------  -------------


                                   (Continued)

                              BETA OIL & GAS, INC.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                   (Continued)



                                                                     The nine months ended
                                                                         September 30,
                                                                   -----------------------------
                                                                      1999           1998
                                                                   --------------  -------------
                CASH FLOWS FROM
                FINANCING ACTIVITIES:
                 Proceeds from sale of shares and  warrants, net       7,746,830      5,225,490
                 Proceeds from exercise of warrants                       75,000        -
                 Offering costs of previous private placements           (42,996)       -
                 Proceeds from premiums payable                           65,651        -
                 Repayment of premiums payable                            (5,957)       -
                 Proceeds from issuance of bridge notes, net           2,835,000        -
                 Repayment of bridge notes                            (3,000,000)       -
                 Decrease in deferred offering costs                      23,524        -
                                                                   --------------  -------------
                        Net cash provided by financing activities      7,697,052      5,225,490

                                                                   --------------  -------------

                NET INCREASE (DECREASE) IN
                CASH AND CASH EQUIVALENTS:                               255,594     (3,894,032)
                CASH AND CASH EQUIVALENTS:
                       Beginning of period                               198,043      3,985,599
                                                                   --------------  -------------
                       End of period                               $     453,637   $     91,567
                                                                   ==============  =============

                SUPPLEMENTAL DISCLOSURE OF
                CASH FLOW INFORMATION:
                       Cash paid for interest                      $     120,555   $      -
                                                                   ==============  =============
                       Cash paid for income taxes                  $       5,410   $      -
                                                                   ==============  =============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:



                                                                    The nine months ended
                                                                        September 30,
                                                                   ----------------------------
                                                                      1999           1998
                                                                   --------------  ------------
                Fair market value of common stock issued for:
                           Oil and gas properties                $      -        $    25,000
                           Discount on notes payable             $     2,574,000 $     -
                           Interest on bridge notes              $       180,000 $     -



The accompanying notes are an integral part to these condensed consolidated financial statements

                              FINANCIAL STATEMENTS

                       BETA OIL & GAS, INC. AND SUBSIDIARY



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Note 1.        The accompanying  condensed  consolidated financial statements of  Beta  Oil & Gas,  Inc.  and  subsidiary  ("Beta")  have  been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1999, the statements of operations for the three and nine months ended September 30, 1999 and 1998, and the statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which Beta considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although Beta believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1998 condensed consolidated balance sheets were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in Beta's S-1 Registration Statement which was declared effective July 1, 1999.

Note 2. The results of operations for the three and nine months ended September 30, 1999 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year. Prior to the three month period ended September 30, 1999, Beta was in the development stage.

Note 3. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. All such securities or other contracts were anti-dilutive for all periods presented and, therefore, excluded from the computation of earnings per share.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion is to inform you about the financial position, liquidity and capital resources of Beta as of September 30, 1999 and December 31, 1998 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998.

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

     These forward looking statements include statements regarding:

q          Beta's financial position
q          Proved or possible reserve quantities and net present values of those reserves
q          Business  strategy
q Plans and objectives of management of Beta for future operations and capital expenditures

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

     Factors that may affect such forward-looking statements include, but are not limited to:

q Beta's ability to generate additional capital to complete its planned drilling and exploration activities
q Risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas
q    Competition from other oil and gas companies
q    Shortages of  equipment,  services and supplies
q    Government regulation
q    Environmental matters
q Financial condition and operating performance of the other companies participating in the exploration, development and production of oil and gas ventures that Beta is involved in

     In addition, since all of Beta's prospects are currently operated by third parties, Beta may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities.




 Financial Condition, Liquidity and Capital Resources

     Beta's working capital was a surplus of $593,640 at September 30, 1999 compared to a deficit of ($96,457) at December 31, 1998. Beta's working capital increased due primarily to Beta's completion of its initial public offering. In order to fund capital expenditures in the first nine months of 1999, Beta obtained short term debt financing in the form of $3,000,000 in bridge note financing which is discussed below under "Bridge Note" and completed an initial public offering in July 1999 which is discussed below under "Initial Public Offering."

Historical Cash Used In and Provided by Operating, Investing and Financing Activities

    Beta financed all of its business activities through December 31, 1998 through issuances of its common stock in private placements. Beta raised net proceeds of $9,221,783 during 1997 and $6,548,632 during 1998 in these private placements. During the nine months ended September 30, 1999 Beta realized net proceeds of $2,835,000 from a bridge note financing and net proceeds of $7,781,562 from an initial public offering which is discussed below. The $3,000,000 face amount of the bridge notes was repaid in full on July 7, 1999 from the proceeds of the initial public offering.

    The net proceeds of the private placements, the bridge note financing and the initial public offering have been primarily invested in oil and gas properties totaling $5,815,638 and $8,765,218 for the nine months ended September 30, 1999 and 1998.

    Beta's cash balance at September 30, 1999 was $453,637 compared to a cash balance of $198,043 at December 31, 1998. The change in Beta's cash balance is summarized as follows:

          Cash balance at December 31, 1998                                            $    198,043
          Sources of cash:
               Cash provided by operating activities                                     (1,086,159)
               Cash provided by financing activities                                      7,697,052
                                                                                      ----------------
                              Total sources of cash                                       6,610,893
          Uses of cash:
                Oil and gas property expenditures                                        (5,815,638)
                Other assets (increase in advances to industry partners)                   (537,714)
                 Furniture, fixtures and equipment                                           (1,947)
                                                                                      ----------------
                                                                                         (6,355,299)
                                                                                      ----------------
          Cash balance at September 30, 1999                                                453,637
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



Bridge Note

     During the nine months ended September 30, 1999, Beta completed the private placement of a $3,000,000 bridge note financing to three institutional investors referred to as the "1999 bridge financing." Beta issued promissory notes having a maturity date of one year and bearing an interest rate of 10%. In addition, a total of 459,000 shares of Beta common stock were issued in connection with the 1999 bridge financing. The $3,000,000 in bridge notes was repaid in full with accrued interest on July 7, 1999 from the proceeds of Beta's initial public offering.

    Beta received net cash proceeds of $2,835,000 from the bridge notes. The estimated fair market value of 429,000 shares of common stock issued in connection with the bridge note of $2,574,000 was treated as a discount and was amortized over the term of the promissory notes using the interest method. The estimated fair market value of 30,000 additional shares of common stock issued per the terms of the bridge note of $180,000 was immediately expensed as interest during the nine month period ended September 30, 1999. Accordingly, Beta incurred additional interest expense of $2,754,000 because of the common stock issued in connection with the bridge notes. The debt issuance costs of the 1999 bridge financing of $89,100 were amortized as additional interest expense during the nine months ended September 30, 1999.

Plan of Operation for 1999

             In the opinion of Beta's management, the existing working capital of Beta, the net proceeds of Beta's initial public offering completed on July 30, 1999, and the exercise of common stock purchase warrants subsequent to September 30, 1999 will be sufficient to fund the operations and projected capital requirements of Beta until December 15, 1999. Beta is allocating its cash resources from all sources, including the net proceeds of the initial public offering, to the following categories of expenditures:

1) Drilling and completion costs for wells on Beta's prospects which are estimated to be $1,800,000 for the period September 30 to December 31, 1999. It is anticipated that as many as 10 test wells will be drilled in the fourth quarter of 1999 in which Beta will have an interest participation ranging from 12.5% to 30%. While it is difficult to predict the exact timing of when these wells will be proposed for drilling, Beta's operating agreements generally provide a thirty day period in which to elect participation in a proposed well. Generally funds must be advanced within thirty days or less after the thirty day election period;

2) Leasehold acquisition costs estimated to be $200,000 for the period September 30 to December 31, 1999;

3)    3-D seismic acquisition costs only if funds are available; and

4) General and administrative overhead estimated to be $300,000 for the period September 30 to December 31, 1999.

     At such time as Beta has fully utilized the proceeds of the offering and Beta's existing working capital, it will be necessary for Beta to raise additional funds. It is anticipated that additional funds will be raised from one or more of the following sources:

1) Beta has approximately 797,000 callable common stock purchase warrants outstanding exercisable at a price of $5.00 per share. Beta is able to call these warrants at any time on and after the date that its common stock is traded on any exchange, including the Over-the-Counter Bulletin Board, at a market price equal to or exceeding $7.00 per share for 10 consecutive days, of which there can be no assurance that such a price level will occur. It is Beta's intent to call all or a portion of these warrants at such time, if and when, the market price of the stock is at a sufficient level to fund capital requirements. Beta will receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants net of commission to the broker of record, if any. Beta could realize net proceeds of approximately $3,800,000 from the exercise of these warrants. There is no assurance that Beta will realize any proceeds from the warrant calls. Beta has not called any warrants to date. Beta has received net proceeds of approximately $295,000 during the month of October and November 1999 from the voluntary exercise of warrants.

2) Beta may seek bank or other debt financing at such time that cash flow from operations is established. Beta is not able to predict when, if ever, such financing will be available. Beta is currently seeking bank financing in the range of $1,000,000 to $5,000,000.

3) Beta may seek mezzanine financing, if available, on terms acceptable to Beta. Mezzanine financing usually involves debt with a higher cost of capital as compared to conventional bank financing. Beta is currently seeking mezzanine financing in the range of $1,000,000 to $5,000,000.

4) Beta may realize cash flow from oil and gas wells, if found to be productive. Beta owns a working interest in 6 wells that are currently producing and in additional wells which are presently being completed and equipped for production.

     The net proceeds of the public offering and warrant exercises combined with Beta's existing working capital may not be sufficient to fund Beta's capital expenditures that are projected for 1999. If the above additional sources of cash are insufficient or are unavailable on terms acceptable to Beta, Beta will be compelled to reduce the scope of its business activities. If Beta is unable to fund planned expenditures within a thirty to sixty day period after a well is proposed for drilling, it may be necessary to:

1)       Forfeit its interest in wells that are proposed to be drilled;

2)       Farm-out its interest in proposed wells;

3) Sell a portion of its interest in proposed wells and use the sale proceeds to fund its participation for a lesser interest; and

4)       Reduce general and administrative expenses.

    As stated above, Beta believes it has sufficient working capital to fund its capital expenditure requirements until December 15, 1999. In the event that Beta cannot raise additional capital , it may be necessary for Beta to curtail its business activities until other financing is available.

    These are forward looking statements that are based on assumptions which in the future may not prove to be accurate. Although Beta's management believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved.

Comparison of Results of Operations for the Nine months Ended September 30, 1999 and 1998 (unaudited)

     During the nine months ended September 30, 1999 Beta had oil and gas revenues of $375,595. Beta's net production was 153,000 mcf at an average price of $2.37 per mcf and 614 barrels of oil at an average price of $21.15 per barrel. During the nine months ended September 30, 1998 Beta generated no revenues.

     During the nine months ended September 30, 1999 Beta incurred lease operating expenses of $24,141. Beta's average lifting cost for this period was $.15 per mcf equivalent. During the nine months ended September 30, 1998 Beta incurred no lease operating expense.

     General and administrative expenses for the nine months ended September 30, 1999 were $883,727 compared to $555,608 for the nine months ended September 30, 1998. This represents a $328,000 or a 59% increase over the prior year period. The primary reasons for the increase were due to:

(1)  An increase in operational activities in 1999 versus 1998;

(2)  An  increase in the number of  employees  from five in 1998 to six in 1999;
     and

(3) Costs related to Beta's initial public offering and filing the S-1 registration statement.

    Depreciation and depletion expense for the nine months ended September 30, 1999 was $163,002 compared to $8,853 for the nine months ended September 30, 1998. This represents a $154,149 increase over the prior year period. The primary reason for the increase is due to the fact Beta had no oil or gas production in the prior year period that would give rise to depletion expense.

     Loss from operations totaled $(696,502) for the nine months ended September 30, 1999 compared to $(2,182,893) for the nine months ended September 30, 1998. The primary reason for the decrease in the loss was due to an impairment write-down in the prior year of approximately $1,600,000 associated with the drilling of two Australian dry holes.

     Other income for the nine months ended September 30, 1999 consisted of interest income in the amount of $17,822. Beta realized $39,867 of interest income for the nine month period in 1998. The reason for the decrease was lower average cash and cash equivalents balances for the 1999 period as compared to the 1998 period.

     During the nine months ended September 30, 1999, Beta incurred interest expense of $2,965,172, substantially all of which related to the bridge notes. Interest expense related to the bridge notes for the 1999 period consists of the following:

Cash interest expense                                                                  $        120,555
Amortization of note discount and fair market value of 30,000 shares                          2,754,000
Amortization of deferred loan costs                                                              89,100
                                                                                          --------------
     Bridge note interest expense for the nine months ended September 30, 1999         $      2,963,655
                                                                                          ==============

     During the nine months ended September 30, 1998, Beta incurred no interest expense.

     Net loss for the nine months ended September 30, 1999 was $(3,643,852) compared to $(2,143,026) for the nine months ended September 30, 1998. The increase in net loss was primarily due to the interest expense related to the bridge note.

Comparison of Results of Operations for the Three Months ended September 30, 1999 and 1998 (unaudited)

     During the three months ended September 30, 1999 Beta had oil and gas revenues of $254,332. Beta's net gas production was 91,000 mcf at an average price of $2.65 per mcf. Beta's net oil production was 614 barrels at an average price of $21.15 per barrel. During the three months ended September 30, 1998, Beta generated no revenues.

     During the three months ended September 30, 1999 Beta incurred lease operating expenses of $12,190 Beta's average lifting cost for this period was $.13 per mcf equivalent. During the three months ended September 30, 1998 Beta incurred no lease operating expense.

     General and administrative expenses for the three months ended September 30, 1999 were $401,340 compared to $171,781 for the three months ended September 30, 1998, representing a $230,000 or 134% increase over the prior year. The primary reasons for the increase were due to:

(1)  An increase in operational activities in 1999 versus 1998;

(2)  An  increase in the number of  employees  from five in 1998 to six in 1999;
     and

(3) Costs related to Beta's initial public offering and filing the S-1 registration statement.

    Depreciation and depletion expense for the three months ended September 30, 1999 was $114,819 compared to $3,183 for the three months ended September 30, 1998. This represents a $112,000 increase over the prior year period. The primary reason for the increase is due to the fact Beta had no oil or gas production in the prior year period that would give rise to depletion expense.

     Loss from operations totaled $(274,017) for the three months ended September 30, 1999 compared to $(196,054) for the three months ended September 30, 1998. The primary reason for the increase in the loss was due to higher general and administrative costs in the latest period ended September 30, 1999.

     Other income for the three months ended September 30, 1999 consisted of interest income in the amount of $13,868. Beta realized $10,960 of interest income for the three month period in 1998. The reason for the increase was higher average cash and cash equivalents balances for the 1999 period as compared to the 1998 period.

      During the three months ended September 30, 1999, Beta incurred interest expense of $1,591,390, substantially all of which relates to the bridge notes. The bridge note interest expense consisted of the following:


Cash interest expense                                                                  $          8,918
Amortization of note discount and fair market value of 30,000 shares                          1,526,909
Amortization of deferred loan costs                                                              54,046
                                                                                          --------------
     Bridge note interest expense for the three months ended September 30, 1999        $      1,589,873
                                                                                          ==============

     During the three months ended September 30, 1998, Beta incurred no interest expense.

     Net loss for the three months ended September 30, 1999 was $(1,851,739) compared to $(185,094) for the three months ended September 30, 1998. The increase in net loss was primarily due to the significant interest expense associated with the 1999 bridge financing in the 1999 period.

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

Cancellation of Warrants

     On June 21, 1999, certain warrant holders agreed to cancel 87,296 warrants to purchase common stock consisting of 20,000 warrants exercisable at $5.00 per share and 67,296 warrants exercisable at $7.00 per share. All of the cancelled warrants were non-callable with expiration dates on March 12, 2003. The warrants were cancelled for no consideration pursuant to a request by the National Association of Securities Dealers, the "NASD". The warrant holders were certain NASD member firms and their employees who participated in Beta's 1998 private placement, as well as Beta's legal counsel. The cancellation request was made and complied with because the NASD determined that these warrants could be deemed "underwriter's compensation" and the continued existence of these warrants could result in the compensation for the initial public offering exceeding the NASD guidelines. Therefore, all such warrants which could be deemed "underwriter's compensation" in excess of NASD guidelines have been cancelled for no consideration.

Drilling Activity

      During the nine months ended September 30, 1999, Beta participated in the drilling of 13 exploratory wells. Of the 13 wells drilled, 4 were completed as dry-holes and 9 are either producing or in various stages of completion for production. The wells are summarized as follows:

                                                                                                    Estimated First
                                                        Working                Completion               Date of
             Well Name              Location           Interest %                Status                Production

1.      Cobra Stream #1       Onshore Louisiana           15%                   Dry-hole                  N/A
2.      Shark Prospect #1     Offshore Louisiana          15%                   Dry-hole                  N/A
3.      Schluter #1           Jackson Co., TX             20%                   Dry-hole                  N/A
4.      Buttonwillow #1       Kern Co., CA                30%                   Dry-hole                  N/A
                                                    =================
                                             Total        80%
                                                    =================

1.      Redfish #1            Offshore Louisiana          15%                On production                9/99
2.      Stingray #1           Offshore Louisiana          15%                On production                9/99
3.      Minkfish #2           Offshore Louisiana          9.4%               On production                9/99
4.      Minkfish #3           Offshore Louisiana          9.4%               Awaiting production facility 6/2000
5.      Pressley #1           Jackson Co., TX            12.5%               On production                9/99
6.      Wilbeck #1            Jackson Co., TX            12.5%               On production                9/99
7.      Alamo Realty #1       Jackson Co., TX             20%                On production                9/99
8.      Mark #1               Jackson Co., TX            12.5%              Being completed              11/99
9.      Faust #1              Jackson Co., TX            12.5%              Being completed              11/99
                                                    =================
                                             Total      118.8%
                                                    =================

Initial Public Offering

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

Stock Option Plan

    On August 27, 1999, the board of directors approved an Incentive and Non-statutory stock option plan which authorizes the Compensation Committee to grant stock option awards to officers, directors and employees. The plan provides, among other things, the following:

q The maximum number of shares which may be optioned and sold under the plan is 700,000 shares.
q The per share exercise price for common shares to be issued pursuant to the exercise of an option shall be no less than the fair market value of Beta's common stock as of the date of grant.
q The per share exercise price for common shares to be issued to persons owning more than 10% of the voting stock of Beta at the date of grant, shall be no less than 110% of the fair market value of Beta's common stock as of the date of grant.
q The maximum term of the options shall be a maximum of ten years or such lesser time period as the board of directors determines. The maximum time period for options to be issued to persons owning more than 10% of the voting stock of Beta at the date of grant shall be five years from the date of grant.

    The Compensation Committee of the board of directors granted 97,500 options to officers, directors and employees as of August 27, 1999 at an exercise price of $6.00 per share. All of the 97,500 options will expire on or before December 31, 2004. None of the 97,500 options, or any additional options issued under the plan shall become exercisable until such time as the shareholders of Beta have approved the plan as provided in Beta's bylaws.

Subsequent Events

I.       Subsequent Drilling Activity

    Subsequent to September 30, 1999, and up to the date of this report, Beta participated in the drilling of the following wells:

                                                                                                     Estimated First
                                                         Working                Completion               Date of
              Well Name              Location           Interest %                Status                Production
1.      Bowerbank #1           Kern Co., CA                30%                   Dry-hole                  N/A
2.      Heron #1               Onshore Louisiana          12.5%                  Dry-hole                  N/A
                                                     =================
                                              Total       42.5%
                                                     =================

1.      Rayborn-Pressley #1    Jackson Co., TX            12.5%              Being completed              12/99
2.      SE Garrison City #1    Kern Co., CA               30.0%              Being completed              1/2000
3.      Hildebrandt #1         Jackson Co., TX            20.0%                  Unknown                 Unknown
4.      Traylor #1             Jackson Co., TX            25.0%                  Unknown                 Unknown
                                                     =================
                                              Total       87.5%
                                                     =================

II.      Beta Acquisition of Red River, LLC

    Beta Oil & Gas, Inc. ("Beta") announced on October 14, 1999 that it has a signed Letter of Intent to purchase Red River Energy, LLC. of Tulsa, Oklahoma, a private oil and natural gas company. The purchase price will be paid by the assumption of approximately $7.6 million existing debt and the issuance of approximately 2.25 million shares of Beta common stock. The purchase is subject to final due diligence, completion of a definitive acquisition agreement and approval by Beta shareholders.

    The assets of Red River Energy LLC consist of four components: 1) a 97.4% working interest (80% net revenue interest) in a 30,160 acre unit which is currently producing approximately 3.65 MMBTU/d and 120 Bopd from 22 active wells in the Hunton Limestone formation in Central Oklahoma; 2) an 85% working interest (68% net revenue interest) in 7,500 acres which are currently producing 960 MMBTU/d from 45 wells in the Atoka and Gilcrease formations in Eastern Oklahoma; 3) a gas gathering system consisting of 40 miles of pipeline which is currently transporting approximately 1650 MMBTU/d in Eastern Oklahoma; and 4) a 46 well coal bed methane project also located in Eastern Oklahoma which is currently under development and producing approximately 600 MMBTU/d. Excluding the coal bed methane project, the properties being acquired contain estimated proved producing recoverable reserves totaling approximately 22.5 billion cubic feet of natural gas and 504,000 barrels of oil having a net present value discounted at 10% of approximately $23.5 million. Red River Energy, LLC is the operator of all its properties.

III.     Exercise of Warrants

    Subsequent to September 30, 1999, the following warrants to purchase Beta common stock have been exercised:

                                                                    Exercise
Warrants exercised:                                 Warrants         Price        $Amount
10/7/99                                                 10,000      $ 2.00        $  20,000
10/15/99                                                 1,000      $ 5.00            5,000
10/20/99                                                 2,000      $ 2.00            4,000
10/20/99                                                 2,000      $ 5.00           10,000
10/20/99                                                   500      $ 5.00            2,500
10/21/99                                                20,154      $ 4.50           90,693
10/26/99                                                15,270      $ 5.00           76,350
10/26/99                                                 2,000      $ 5.00           10,000
11/1/99                                                  8,464      $ 4.50           38,088
11/1/99                                                  8,464      $ 4.50           38,088
                                                   ------------                   ---------
                                                        69,852                    $ 294,719
                                                   ============                   =========


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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     Beta is exposed to market risk related to adverse changes in oil and gas prices. Beta's oil and gas revenues can be significantly affected by volatile oil and gas prices. This volatility can be mitigated through the use of oil and gas derivative financial hedging instruments. Beta does not currently use derivative financial instruments to mitigate fluctuations in oil and gas prices or interest rates and may continue to experience wide fluctuations in oil and gas revenues as a result.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best of knowledge of management there are no legal proceedings pending or threatened against Beta which would have a materially adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities

(a)  and (b) not applicable

(c) Recent sales of unregistered securities. Beta issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the first nine months of 1999 and through the date of this report:

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

(d)      Use of proceeds.

     (1) This use of proceeds information is being disclosed in connection with Beta's S-1 Registration Statement No. 333-68381 which was declared effective July 1, 1999.

     (2) The offering to which the use of proceeds relates commenced on July 1, 1999.

     (3) The offering terminated on July 30, 1999. Beta sold 1,465,490 shares of common stock at $6.00 per share out of the 1,500,000 maximum number of shares offered pursuant to its S-1 Registration Statement. Beta withdrew from registration the 34,510 unsold shares, the 150,000 shares registered to satisfy an "Over-Allotment Option," and a total of 31,878 shares issuable upon exercise of Selected Dealer Warrants in connection with the unsold portion of the offering, including the Over-allotment Option.

     (4)  The managing underwriter was Brookstreet Securities Corporation.

     (5) The securities registered are Beta's common stock and common stock underlying warrants.

     (6) From the effective date of the Securities Act registration statement No. 333-68381, July 1, 1999, through September 30, 1999, the amount of expenses incurred for Beta's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses were as follows:

                      Gross receipts:                                        $ 8,792,948.00

                      Escrow fees                                                 (9,375.55)
                      Commissions                                               (798,734.80)
                      SEC Registration Fee                                       (19,424.25)
                      Nasdaq Listing Fee                                         (10,000.00)
                      NASD Filing Fee                                             (5,526.47)
                      Printing Expenses                                          (48,004.89)
                      Blue Sky Fees                                              (22,530.00)
                      Legal Fees and Expenses                                    (70,490.54)
                      Accounting Fees and Expenses                               (85,212.26)
                      Road show expenses                                         (30,062.23)
                      Due diligence expenses                                     (13,536.17)
                                                                        --------------------
                      Net proceeds of offering (a) :                         $ 7,680,050.84
                                                                        ====================

(a) None of the offering expenses reflected above represent direct or indirect payments to:

q    Directors, officers, general partners of Beta or their associates.
q To persons owning ten (10) percent or more of any class of equity securities of the issuer.
q    To affiliates of the issuer.

(7) From the effective date of the Securities Act registration statement No. 333-68381, July 1, 1999, through September 30, 1999, the amount of net offering proceeds to Beta used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchases of real estate; acquisition of other business(es); repayment of indebtedness; working capital; temporary investments; were as follows:


     USE OF PROCEEDS:                                 Proposed in Prospectus            Actual Use of Proceeds
     Description of Uses                              Maximum      Offering          Actual (a)(b)  Offering
                                                      -------------------------     -------------- -------------

     Repayment of Bridge Debt                        $3,000,000.00      37%           $3,000,000.00     39%

     Accrued Interest - Bridge Note                        -             0%               68,492.00      1%

     Working Capital                                       -             0%              576,235.00      8%

     Drilling and completion of wells:

     Parallel Joint Venture, South Texas              1,750,000.00      22%              133,713.00      2%

     Cheniere Joint Venture, South Louisiana          1,180,000.00      15%            2,456,995.00     32%

     West Cameron Block 39, South Louisiana           1,200,000.00      15%              454,626.00      6%

     Lapeyrouse Prospect, South Louisiana               545,000.00       7%              190,000.00      2%

     Norcal Joint Venture, Central California           335,000.00       4%              147,409.00      1%

     Land and seismic costs:

     Parallel Joint Venture, South Texas                   -             0%              216,398.00      3%
     Cheniere Joint Venture, South Louisiana               -             0%              296,296.00      4%
     West Cameron Block 39, South Louisiana                -             0%               -              0%
     Lapeyrouse Prospect, South Louisiana                  -             0%               15,273.84      0%
     Texoil Joint Venture, South Texas                     -             0%              124,613.00      2%
                                                     --------------               ------------------
     Total net proceeds of offering                  $8,010,000.00     100%           $7,680,050.84    100%
                                                     ==============               ==================


(a) None of the expenditures reflected as actual use of proceeds represent direct or indirect payments to:

    q        Directors, officers, general partners of Beta or their associates.
    q        To persons owning ten (10) percent or more of any class of equity securities of the issuer.
    q        To affiliates of the issuer.


(b) The actual use of proceeds described above represents a material change in the use of proceeds as described in the prospectus. The material changes are as follows:

    q The actual net proceeds of the offering were approximately $427,000 less than the Maximum Offering estimated use of proceeds disclosed in the prospectus.
    q The actual use of net proceeds toward drilling and completion of wells in the Parallel Joint Venture were approximately $1,600,000 less than estimated in the prospectus. This was due to the fact that a large portion of the anticipated drilling activity was postponed until the fourth quarter of 1999 and the first two quarters of 2000. The drilling was postponed primarily because delays in acquiring all of the necessary leases and permits.
    q The actual use of net proceeds toward drilling and completion of wells in the Cheniere Joint Venture were approximately $1,300,000 more than estimated in the prospectus. Approximately $700,000 of this amount represents Beta's estimated share of constructing a production platform in the West Cameron 49 area. Another $360,000 represents estimated drilling costs associated with the Heron Prospect. The remaining $240,000 represents additional costs of drilling and completing the Stingray Prospect well at a deeper interval than originally planned.
    q The actual use of net proceeds toward drilling and completion of wells in the West Cameron Block 39 were approximately $750,000 less than estimated in the prospectus. This was due to the fact that the anticipated drilling activity in this prospect has been indefinitely postponed pending evaluation of the production results of the existing three wells and further evaluation of the seismic data.
    q The actual use of net proceeds toward drilling and completion of wells in the Lapeyrouse Prospect were approximately $355,000 less than estimated in the prospectus. This was due to the fact that Beta has only been required to advance its proportionate share of location costs for the well to date. Beta anticipates that it will be required to advance its share of drilling costs in the fourth quarter of 1999, estimated to be approximately $400,000.
    q The actual use of net proceeds toward drilling and completion of wells in the Lapeyrouse Prospect were approximately $355,000 less than estimated in the prospectus. This is due to the fact that Beta reduced its working interest participation in the planned wells and lower than anticipated completion costs.
    q The actual use of net proceeds toward land and seismic costs in the Parallel Joint Venture were approximately $200,000 more than estimated in the prospectus. The prospectus contained no estimate of land and seismic costs. The land and seismic costs were incurred because some of the seismic data was reprocessed and reinterpreted and additional leases were acquired as a result.
    q The actual use of net proceeds toward land and seismic costs in the Cheniere Joint Venture were approximately $300,000 more than estimated in the prospectus. The prospectus contained no estimate of land and seismic costs. The land costs were incurred because additional leases were acquired as a result of the drilling successes in the Stingray and Redfish Prospects. In addition, Beta acquired an interest in a new prospect, the Heron Prospect as part of the Cheniere Joint Venture.
    q Beta acquired an interest in a new prospect located in Texas, the Texoil Joint Venture. The interest was acquired for a total consideration of approximately $125,000.

Limitation of Liability

     Beta's Articles of Incorporation and its Bylaws limit the liability of directors and officers to the extent permitted by Nevada law. Specifically, the Articles of Incorporation provide that the directors and officers of Beta will not be personally liable to Beta or its shareholders for monetary damages for breach of their fiduciary duties as directors, including gross negligence, except liability for acts or omissions "which involve intentional misconduct, fraud or a knowing violation of law not in good faith, or the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes."

     Beta has obtained a directors and officers liability insurance policy for the purposes of indemnification which shall cover all elected and appointed directors and officers of Beta up to $1,000,000 for each claim and $3,000,000 in the aggregate. Beta believes that the limitation of liability provision in its Articles of Incorporation, and the directors and officers liability insurance will facilitate Beta's ability to continue to attract and retain qualified individuals to serve as directors and officers of Beta.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of Beta, Beta has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore unenforceable. Except for the payment by Beta of expenses incurred or paid by a director, officer, or controlling person of Beta in the successful defense of any action, suitor proceeding, if a claim for indemnification against such liabilities is asserted by such director, officer or controlling person of Beta in connection with the securities being registered, Beta will, unless in the opinion of its counsel the matter has been settled by a controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issues.

     At present, there is no pending litigation or proceeding involving any director, officer, employee or agent for which indemnification will be required or permitted under Beta's Articles of Incorporation. Beta is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.


Item 3.  Defaults Upon Senior Securities

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the third quarter ended September 30, 1999.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

     (1) Exhibit 27-1, "Financial Data Schedule" - for the quarter ended September 30, 1999

(b) There were two reports filed on Form 8-K during the quarter ended September 30, 1999:

     1. Form 8-K dated August 2, 1999 which is incorporated herein by reference.
     2. Form 8-K/A dated August 2, 1999 which is incorporated herein by reference.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                             BETA OIL & GAS, INC.


Date:  November 14, 1999                     By    /s/ J. Chris Steinhauser
                                             ------------------------
                                                   J. Chris Steinhauser
                                                   Chief Financial Officer,
                                                   Principal Accounting Officer
                                                   and Director