Form 10-K405
period 1999-12-31
BETA OIL & GAS INC
filed 2000-03-30
CIK 1059324

                       SECURITIES AND EXCHANGE COMMISSION

                         ------------------------------

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---  SECURITIES EXCHANGE ACT OF 1934

           FOR FISCAL YEAR ENDED DECEMBER 31, 1999

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---  OF THE SECURITIES EXCHANGE ACT OF 1934
           [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission File Number: 000-25717


                              BETA OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)


              NEVADA                                    86-0876964
     (State of Incorporation)              (I.R.S. Employer Identification No.)


              901 DOVE STREET, #230, NEWPORT BEACH, CA     92660
              (Address of principal executive offices)   (Zip Code)

                                 (949) 752-5212
              (Registrant's telephone number, including area code)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained within this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 2000, 9,599,030 shares of the registrant's common stock were outstanding. The aggregate market value of such common stock held by non-affiliates was approximately $66,000,000 based on the reported closing sales price of $9.50 on the Nasdaq Small Cap Market on that date.

Certain sections of the registrant's annual proxy statement for the 2000 annual meeting of stockholders on or about May 15, 2000 is incorporated by reference into Part III.

Exhibit table is on page ____.

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

     These forward looking statements include statements regarding:

-    Beta's financial position
- Proved or possible reserve quantities and net present values of those reserves
-    Business strategy
- Plans and objectives of management of Beta for future operations and capital expenditures

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

     Factors that may affect such forward-looking statements include, but are not limited to:

- Beta's ability to generate additional capital to complete its planned drilling and exploration activities
- Risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas
-    Competition from other oil and gas companies
-    Shortages of equipment, services and supplies
-    Government regulation
-    Environmental matters
- Financial condition and operating performance of the other companies participating in the exploration, development and production of oil and gas ventures that Beta is involved in

     In addition, since substantially all of Beta's prospects are currently operated by third parties, Beta may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities.

GLOSSARY OF TERMS

Beta is in the business of exploring for and producing oil and natural gas. Oil and gas exploration is a specialized industry. Many of the terms used to describe Beta's business are unique to the oil and gas industry. We present the following glossary to clarify certain of these terms you may encounter while reading this Form 10-K.

     "ACQUISITION OF PROPERTIES" are the costs incurred to obtain rights to production of oil and gas. These costs include the costs of acquiring oil and gas leases and other interests. These costs include lease costs, finder's fees, brokerage fees, title costs, legal costs, recording costs, options to purchase or lease interests and any other costs associated with the acquisitions of an interest in current or possible production.

     "AREA OF MUTUAL INTEREST" means, generally, an agreed upon area of land, varying in size, included and described in an oil and gas exploration agreement which participants agree will be subject to rights of first refusal as among themselves, such that any participant acquiring any minerals, royalty, overriding royalty, oil and gas leasehold estates or similar interests in the designated area, is obligated to offer the other participants the opportunity to purchase their agreed upon percentage share of the interest so acquired on the same basis and cost as purchased by the acquiring participant. If the other participants, after a specific time period, elect not to acquire their pro-rata share, the acquiring participant is typically then free to retain or sell such interests.

     "BACK-IN INTERESTS" also referred to as a carried interest, involve the transfer of interest in a property, with provision to the transferor to receive a reversionary interest in the property after the occurrence of certain events.

     "BBL" means barrel, 42 U.S. gallons liquid volume, used in this annual report in reference to crude oil or other liquid hydrocarbons.

     "BCF" means billion cubic feet, used in this annual report in reference to gaseous hydrocarbons.

     "BCFEQ" means billions of cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

     "CASING POINT" means the point in time at which an election is made by participants in a well whether to proceed with an attempt to complete the well as a producer or to plug and abandon the well as a non-commercial dry hole. The election is generally made after a well has been drilled to its objective depth and an evaluation has been made from drill cutting samples, well logs, cores, drill stem tests and other methods. If an affirmative election is made to complete the well for production, production casing is then generally cemented in the hole and completion operations are then commenced.

      "DEVELOPMENT COSTS" are costs incurred to drill, equip, or obtain access to proved reserves. They include costs of drilling and equipment necessary to get products to the point of sale and may entail on-site processing.

      "EXPLORATION COSTS" are costs incurred, either before or after the acquisition of a property, to identify areas that may have potential reserves, to examine specific areas considered to have potential reserves, to drill test wells, and drill exploratory wells. Exploratory wells are wells drilled in unproven areas. The identification of properties and examination of specific areas will typically include geological and geophysical costs, also referred to as G&G, which include topological studies, geographical and geophysical studies, and costs to obtain access to properties under study. Depreciation of support equipment, and the costs of carrying unproved acreage, delay rentals, ad valorem property taxes, title defense costs, and lease or land record maintenance are also classified as exploratory costs.

     "FARMOUT" involves an entity's assignment of all or a part of its interest in a property in exchange for the assignee's obligation to expend all or part of the funds to drill and equip the property.

     "FUTURE NET REVENUES, BEFORE INCOME TAXES" means an estimate of future net revenues from a property at a specified date, after deducting production and ad valorem taxes, future capital costs and operating expenses, before deducting income taxes. Future net revenues, before income taxes, should not be construed as being the fair market value of the property.

     "FUTURE NET REVENUES, NET OF INCOME TAXES" means an estimate of future net revenues from a property at a specified date, after deducting production and ad valorem taxes, future capital costs and operating expenses, net of income taxes. Future net revenues, net of income taxes, should not be construed as being the fair market value of the property.

     "MCF" means thousand cubic feet, used in this annual report to refer to gaseous hydrocarbons.

     "MMCF" means million cubic feet, used in this annual report to refer to gaseous hydrocarbons.

     "MBBL" means thousand barrels, used in this annual report to refer to crude oil or other liquid hydrocarbons.

     "GROSS" oil and gas wells or "GROSS" acres is the total number of wells or acres in which Beta has an interest.

     "NET" oil and gas wells or "net" acres are determined by multiplying "gross" wells or acres by Beta's interest in such wells or acres.

     "OIL AND GAS LEASE" OR "LEASE" means an agreement between a mineral owner, the lessor, and a lessee which conveys the right to the lessee to explore for and produce oil and gas from the leased lands. Oil and gas leases usually have a primary term during which the lessee must establish production of oil and or gas. If production is established within the primary term, the term of the lease generally continues in effect so long as production occurs on the lease. Leases generally provide for a royalty to be paid to the lessor from the gross proceeds from the sale of production.

     "OVERPRESSURED RESERVOIR" are reservoirs subject to abnormally high pressure as a result of certain types of subsurface conditions.

     "PRESENT VALUE OF FUTURE NET REVENUES, BEFORE INCOME TAXES" means future net revenues, before income taxes, discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties.

     "PRESENT VALUE OF FUTURE NET REVENUES, NET OF INCOME TAXES" means future net revenues, net of income taxes discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties.

     "PRODUCTION COSTS" means operating expenses and severance and ad valorem taxes on oil and gas production.

     "PROSPECT" means a geologic anomaly which may contain hydrocarbons that has been identified through the use of 3-D and/or 2-D seismic surveys and/or other methods.

    "PROVED OIL AND GAS RESERVES" are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can reasonably be judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

     "PROVED DEVELOPED OIL AND GAS RESERVES" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas reserves expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     "PROVED UNDEVELOPED OIL AND GAS RESERVES" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

     "RESERVE TARGET" means a geologic anomaly which may contain hydrocarbons that has been identified through the use of 3-D and 2-D seismic surveys and other methods.

     "ROYALTY INTEREST" is a right to oil, gas, or other minerals that is not burdened by the costs to develop or operate the related property. The basic royalty interest is retained by the owner of mineral rights when his property is leased for purposes of development.

     "TREND" means a geographical area where similar geological, geophysical, or oil and gas reservoir and production characteristics may exist.

     "SEISMIC OPTION" generally means an agreement in which the mineral owner grants the right to acquire seismic data on the subject lands and grants an option to acquire an oil and gas lease on the lands at a predetermined price.

     "WORKING INTEREST" is an interest in an oil and gas property that is burdened with the costs of development and operation of the property.

PART I

ITEM 1. BUSINESS OF BETA

GENERAL

      Beta Oil & Gas, Inc. is an oil and gas company organized as a Nevada corporation in June 1997 to engage in the exploration, development, exploitation and production of natural gas and crude oil. Beta's operations are currently focused in exploring and developing oil and gas producing trends primarily in South Texas, Louisiana and Central California.

     Beta's wholly owned subsidiary, BETAustralia, LLC, was formed on February 20, 1998 as a limited liability company under the laws of the State of California for the purposes of participating with other oil and gas companies in the acquisition, evaluation and development of exploratory acreage blocks in Australia.

    In November 1999, Beta entered into an agreement to purchase Red River Energy, Inc. of Tulsa, Oklahoma, a private oil and natural gas company. Under the agreement, which is subject to certain conditions including approval by Beta shareholders, Red River Energy will be merged with a newly formed subsidiary of Beta and will become a wholly owned subsidiary. The purchase price will be paid by the issuance of approximately 2.25 million shares of Beta common stock. The purchase is subject to approval by Beta shareholders.

    Beta believes that the availability of economic 3-D seismic surveys has fundamentally changed the risk profile of oil and gas exploration in certain regions, specifically South Texas and Louisiana. During 1999, Beta participated in the drilling of ten South Texas exploratory wells where the target was identified utilizing 3-D seismic data. Seven of the Texas wells have been completed for production. During the same period, Beta participated in the drilling of seven Louisiana exploratory wells identified from 3-D seismic, of which four have been completed for production. None of these drilling targets had been identified prior to the use of 3-D seismic.

    Recognizing this change in risk profile, Beta has aggressively sought to acquire significant prospective acreage blocks for targeted, proprietary, 3-D seismic surveys. As of December 31, 1999, Beta had assembled approximately 38,000 gross acres under lease or option in Texas, Louisiana and California.

     Approximately 94% of Beta's current acreage position is being evaluated uisng proprietary 3-D seismic data that Beta has acquired through joint participation with operating oil and gas companies. From the data generated by its initial proprietary seismic surveys, covering over 300 square miles, in excess of 200 potential drillsites have been identified.

     Approximately $11,000,000 has been utilized to acquire working interests in lands and seismic data in the onshore Texas Gulf Coast region. Beta's interests in the onshore Texas properties are operated by Parallel Petroleum Corporation, Allegro Investments, Inc. and Sue Ann Production, Inc. Drilling commenced on these projects during 1999 and has resulted in eight discoveries of oil and gas to date. Representatives of the operators have informed Beta that drilling will continue in these projects throughout the year 2000. Beta anticipates that participation in exploratory and drilling projects in South Texas will constitute its primary activity during 2000.

     Approximately $7,000,000 has been invested in leases, seismic and drilling in Louisiana. Drilling commenced on these prospects in 1998 and has resulted in five oil and gas discoveries so far. It is expected that Beta will participate in the drilling of a minimum of six wells in Louisiana during 2000.

     The balance of funds raised to date have been utilized primarily to fund various domestic and international exploratory activities. Beta's exploratory activities in areas outside of Texas have resulted in two natural gas discoveries located in Central California. It is anticipated that Beta will expend additional funds to explore these areas during 2000 and future periods.

    Beta has to rely on joint ventures with qualified operating oil and gas companies to operate its projects through the exploratory and production phases. This has reduced general and administrative costs necessary to conduct operations. As of the date of this annual report, Beta is operating only one of the oil and gas wells or prospects in which it owns an interest. The balance of Beta's wells or prospects are being operated by third parties.

TECHNOLOGY

     Beta participates in projects utilizing economically feasible advanced technology in their exploration and development activities to reduce risks, lower costs, and more efficiently produce oil and gas. Beta believes that the availability of cost effective 3-D seismic surveys makes its use in exploration and development activities attractive from a risk management perspective in certain areas. In certain instances, 3-D seismic surveys more accurately inform Beta in evaluating drilling prospects than do conventional 2-D seismic and traditional evaluation methods.

     Briefly, a seismic survey sends pulses of sound from the surface, down into the earth, and records the echoes reflected back to the surface. By calculating the speed at which sound travels through the various layers of rock, it is possible to estimate the depth to the reflecting surface. It then becomes possible to infer the structure of rock deep below the earth's surface. Beta has focused its exploration activity in the Gulf of Mexico region due to affordable and available seismic data, and the affordability of the software and computer hardware necessary to peer through the layers of rock and salt to locate heretofore undiscovered hydrocarbons. Beta evaluates substantially all of its exploratory prospects using 3-D or enhanced 2-D seismic surveys.

     In evaluating certain of its exploratory prospects, Beta also uses amplitude versus offset "AVO" technology. AVO analysis can show the high contrast between the sand and shales and provides for better interpretation of the reservoir sands to determine the presence of gas.

      Beta retains experienced third-party consultants and participates with experienced joint working interest owners to acquire, process and interpret 3-D seismic surveys. Beta attempts to ensure the integrity of the 3-D seismic analysis in each of its projects by emphasizing quality control throughout the data acquisition, processing and interpretation. Whenever possible, Beta also attempts to correlate or "model" the interpretations of 3-D seismic surveys with wells previously drilled on or near the prospect being evaluated.

     Beta may supplement its exploration efforts with acquisitions of producing oil and gas properties. Beta would seek to acquire producing properties that either are underperforming relative to their potential or are candidates for 3-D seismic analysis.

SUMMARY OF OIL AND GAS OPERATIONS

Capitalized costs at December 31 1998, and 1999 relating to Beta's oil and gas activities are summarized as follows:

                                       December 31, 1998              December 31, 1999
                                 ----------------------------     ---------------------------
                                 United States      Foreign       United States      Foreign
                                 -------------    -----------     ------------    -----------
Capitalized costs-
  Evaluated properties            $ 1,763,082     $ 1,624,218     $ 8,128,928     $ 1,681,270
  Unevaluated properties           11,426,732          39,963      11,973,532         118,095
  Less- Accumulated
    depreciation, depletion,
    amortization and impairment       (46,473)     (1,624,218)     (2,115,957)     (1,681,270)
                                  -----------     -----------     ----------      -----------
                                  $13,143,341     $    39,963     $17,986,503     $   118,095
                                  ===========     ===========     ===========     ===========

         UNEVALUATED OIL AND GAS PROPERTIES - UNITED STATES

    As Beta's properties are evaluated through exploration, they will be included in the amortization base. Costs of unevaluated properties in the United States at December 31, 1998 and 1999 represent property acquisition and exploration costs in connection with Beta's Louisiana, Texas and California prospects. The prospects and their related costs in unevaluated properties have been assessed individually and no impairment charges were considered necessary for the United States properties for any of the periods presented. The current status of these prospects is that seismic has been acquired, processed and is currently being interpreted on the subject lands within the prospects. Drilling commenced on the prospects in the first quarter of 1999 and will continue in future periods. As the prospects are evaluated through drilling in future periods, the property acquisition and exploration costs associated with the wells drilled will be transferred to evaluated properties where they will be subject to amortization.

         UNEVALUATED OIL AND GAS PROPERTIES - FOREIGN

    Unevaluated costs as of December 31, 1999, outside the United States represent costs in connection with the evaluation and proposed acquisition of one or more exploration blocks in Australia.

         EVALUATED PROPERTIES - UNITED STATES

    During the year ended December 31, 1998 Beta participated in the drilling of 6 wells within the United States. The property acquisition and exploration costs associated with the wells totaling $1,763,082 were transferred to evaluated properties and were evaluated for impairment. It was determined that the capitalized costs associated with the drilling of these properties exceeded their net realizable value by $46,473. Accordingly, an impairment write-down of $46,473 was recorded for the year ended December 31, 1998. Since all of the proved reserves associated with the wells were non-producing or behind pipe and no production had occurred as of December 31, 1998, no depletion expense was recorded during the year ended December 31, 1998.

    During the year ended December 31, 1999, Beta participated in the drilling of 19 wells within the United States. The property acquisition and exploration costs associated with the wells were transferred to evaluated properties. It was determined that the total costs in evaluated properties of $8,128,928 as of December 31, 1999 exceeded their net realizable value by $1,167,910. Accordingly, an impairment charge for this amount was recorded for the year ended December 31, 1999. Production commenced during the period and depletion expense of $901,573 was recorded.

         EVALUATED PROPERTIES - FOREIGN

    During 1998, Beta, through its wholly owned subsidiary, BETAustralia, LLC secured an option to participate for a 5% working interest in two petroleum licenses covering 2,798,000 acres (approximately 4,372 square miles). Per the terms of the option agreement, Beta exercised its option to earn a 5% working interest by participating in the drilling of two offshore test wells in the license areas. The wells were completed as dry holes. The property acquisition and exploration costs associated therewith totaling $1,624,218 were transferred to evaluated properties and charged to impairment expense during the year ended December 31, 1998. The exploration licenses expired in December 1998. Property acquisition and exploration costs associated with foreign prospects totaling $57,052 were transferred to evaluated properties and charged to impairment expense during the year ended December 31, 1999. Beta has generated no revenues from its foreign properties to date.

PRINCIPAL PRODUCTS

      The Company has working interests in various oil and gas properties (developed and undeveloped). See Item 2 herein for a general description of these properties.

STATUS OF PRODUCT OR SEGMENT

      At present, the properties in which Beta has interests are both producing and undeveloped properties. See Item 2 herein for a general description of these properties.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD

      Permits and licenses are important to Beta's operations, since they allow the search for the extraction of any oil, gas and minerals discovered on the areas covered. See further, Item 2 herein.

SEASONALITY OF BUSINESS

      Beta's business is not seasonal.

WORKING CAPITAL ITEMS

      The majority of Beta's current assets are in the form of cash and accounts receivable, which are required to pay for the cost of operations. See further, Item 6 herein.

CUSTOMERS

      Substantially all of Beta's revenues are derived from natural gas sales. Gas production is currently sold at regional index prices less transportation costs. Significant purchasers of Beta's natural gas, based on 1999 sales volumes, are as follows:

                     Cokinos Energy                           38%
                     IP Petroleum                             53%
                     Others                                    9%

      Beta believes that other purchasers of production are available if the arrangements with current purchasers were to terminate for any reason.

COMPETITIVE CONDITIONS IN THE BUSINESS

      The petroleum and natural gas industry is highly competitive and Beta competes with a substantial number of other companies that have greater resources. Many such companies not only explore for, produce and market petroleum and natural gas but also carry on refining operations and market the resultant products on a worldwide basis. There is also competition between petroleum and natural gas producers and other industries producing energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments (and/or agencies thereof) of the United States and Canada; however, it is not possible to predict the nature of any such legislation and/or regulation which may ultimately be adopted or its effects upon the future operations of Beta. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. The exact effect of these risk factors cannot be accurately predicted.

BUSINESS RISKS

      The operations of Beta are subject to the many risks and hazards incident to drilling for, producing and transporting oil and gas, including blowouts, fires, pollution and equipment failures. Such hazards may result in damage to or destruction of wells, producing formations, production facilities and equipment and personal injuries.

      Oil and gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that additional oil and gas in commercial quantities will be discovered or acquired by Beta. The marketability of Beta's oil and gas reserves or of reserves, which may be acquired or discovered by Beta, may be affected by numerous factors beyond the control of Beta. These factors include fluctuations in product markets and prices, the proximity and capacity of pipelines to Beta's oil and gas reserves, the ability of Beta to finance exploration and development costs and the availability of processing equipment. Additional factors are engineering and construction delays, difficulties and hazards resulting from unusual or unexpected geological or environmental conditions, or to the conditions involved in drilling and operating wells.

      Oil and gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause other injuries to persons or property. In such event, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could substantially reduce available cash and possibly result in loss of oil and gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities.

      Drilling and completion of oil and gas wells is hazardous and involves a high degree of risk. In addition to the substantial risk that wells drilled will not be productive, hazards such as unusual or unexpected formations, pressures, down-hole fires, mechanical failures, blowouts and loss of circulation of drilling fluids are inherent in oil and gas exploration. Even though a well is completed and is found to be productive, water, sulfur, or other deleterious substances may also be produced that may impair or prevent production or impair or prevent the marketing of such production. Drilling operations may also be susceptible to delays caused by inclement weather and the resulting condition of the terrain. If any of such hazards and delays are encountered while conducting operations, substantial unbudgeted and unexpected costs may be incurred.

      As is common in the oil and gas industry, Beta will not insure fully against all risks associated with its business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a materially adverse effect on the financial position and results of operations of Beta.

      Beta is a non-operating working interest owner in substantially all of its properties. Accordingly, Beta enters into joint operating agreements with third party operators for the conduct and supervision of drilling, completion and production operations on its wells. The success of the oil and gas operations on a property (whether drilling operations or production operations) depends in large measure on whether the operator of the property properly performs its obligations. The failure of such operators and their contractors to perform their services in a proper manner could result in materially adverse consequences to the owners of interests in that particular property.

      As is customary in the oil and gas industry, only a perfunctory title examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to the commencement of drilling operations, a more thorough title examination is usually conducted and curative work is performed with respect to known significant title defects. Beta typically depends upon title opinions prepared at the request of the operator of the property to be drilled; and, therefore, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. Pursuant to industry standard forms of operating agreements, the operator of an oil and gas property is not to be monetarily liable for loss of title.

REGULATIONS

      Domestic exploration for, and production and sale of, oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry that often are costly to comply with and that carry substantial penalties for failure to comply. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruptions or termination by government authorities.

      State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Most states in which Beta operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Many states also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from Beta's properties.

      Beta is subject to extensive and evolving environmental laws and regulations. These regulations are administered by the United States Environmental Protection Agency ("EPA") and various other federal, state, and local environmental, zoning, health and safety agencies, many of which periodically examine Beta's operations to monitor compliance with such laws and regulations. These regulations govern the release of waste materials into the environment, or otherwise relating to the protection of the environment, human, animal and plant health, and affect Beta's operations and costs. In recent years, environmental regulations have taken a "cradle to grave" approach to waste management, regulating and creating liabilities for the waste at its inception to final disposition. Beta's oil and gas exploration, development and production operations are subject to numerous environmental programs, some of which include solid and hazardous waste management, water protection, air emission controls, and situs controls affecting wetlands, coastal operations, and antiquities.

      Environmental programs typically regulate the permitting, construction and operations of a facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Once operational, enforcement measures can include significant civil penalties for regulatory violations regardless of intent. Under appropriate circumstances, an administrative agency can request a "cease and desist" order to terminate operations.

      New programs and changes in existing programs are anticipated, some of which include Natural Occurring Radioactive Materials ("NORM"), oil and gas exploration and production waste management, and underground injection of waste materials.

      Each state in which Beta operates has laws and regulations governing solid waste disposal, water and air pollution. Many states also have regulations governing oil and gas exploration, development and production operations.

      Beta is also subject to Federal and State Hazard Communications ("OSHA") and Community Right to Know ("SARA Title III") statutes and regulations. These regulations govern record keeping and reporting of the use and release of hazardous substances. Beta believes it is in compliance with these requirements in all material respects.

      Beta may be required in the future to make substantial outlays to comply with environmental laws and regulations. The additional changes in operating procedures and expenditures required to comply with future laws dealing with the protection of the environment cannot be predicted.

EMPLOYEES

    As of the date of this annual report, Beta employs seven full-time employees. Beta hires independent contractors on an "as needed" basis only. Beta has no collective bargaining agreements with its employees. Beta believes that its employee relationships are satisfactory.

PREMISES

    Beta leases slightly over 2,000 square feet in Newport Beach, California, which includes offices and storage space. All of Beta's operations are conducted from this site. The lease expires September 2002, and requires monthly payments of $3,300 per month.

LITIGATION

     There is no litigation currently pending or threatened against Beta.

ITEM 2. PROPERTIES OF BETA

Beta's current oil and gas exploration activities are focused in four distinct project areas as follows:

1. YEGUA AND FRIO TREND 3-D SEISMIC JOINT VENTURE - Onshore Gulf Coast Region, Jackson County, Texas;
2. TRANSITION ZONE PROJECT - Offshore and Onshore Gulf Coast Region, Texas and Louisiana;
3.   NORCAL PROJECT - Onshore San Joaquin and Sacramento Basins, California; and
4.   INTERNATIONAL - Onshore Australia.

     In substantially all of its project areas, Beta has entered into joint ventures with operators who have extensive experience and expertise in those areas. This has allowed Beta to obtain working interests in a number of prospects with minimal associated overhead.

      The following discussion contains forward looking statements. The projects discussed in this section may never yield any additional commercial discoveries of hydrocarbons and, even if they do, they could result in a loss to Beta. See "RISK FACTORS" FOR A DISCUSSION OF THE RISK FACTORS ASSOCIATED WITH THE PROJECTS.

YEGUA/FRIO/WILCOX TREND 3-D SEISMIC JOINT  VENTURE, JACKSON COUNTY, TEXAS

     Beta presently owns working interests in four Onshore Gulf Coast exploration projects located in Jackson County, Texas. The projects are operated by Parallel Petroleum Corporation, Allegro Investments, Inc. and Sue-Ann Production Company. Approximately 15,000 gross acres, approximately 3,900 acres net to Beta's working interest, of oil and gas leases have been acquired in these four projects as of December 31, 1998. As of December 31, 1999, the operators had completed 3-D seismic surveys over an area totaling 286 square miles within which these projects are located and were evaluating seismic data to select drilling locations. Drilling commenced on Beta's project areas in the first quarter of 1999 and is expected to continue throughout 2000 and future periods.

      The following projects in which Beta is participating will use the same seismic techniques that Parallel has previously used to identify potential drill sites. The status of the projects is as follows:

1) TEXANA PROJECT. APPROXIMATELY 25,000 GROSS ACRES UNDER SEISMIC COVERAGE; 294 GROSS ACRES UNDER LEASE; 74 ACRES UNDER LEASE NET TO BETA'S 25% WORKING INTEREST AS OF DECEMBER 31, 1999:

    Approximately 40 square miles of 3-D seismic data has been acquired and processed. "Amplitude Versus Offset" analysis and data interpretation has been completed. Approximately 10 potential locations have been identified for drilling in 2000 and future periods. Drilling of exploratory wells is expected to commence in the year 2000.

2) FORMOSA GRANDE PROJECT. APPROXIMATELY 92,000 GROSS ACRES UNDER SEISMIC COVERAGE; 6,471 GROSS ACRES UNDER LEASE; 1,618 ACRES UNDER LEASE NET TO BETA'S 25% WORKING INTEREST AT DECEMBER 31, 1999:

    Approximately 140 square miles of 3-D seismic data has been acquired. The seismic data has been interpreted and prospects identified. Drilling of exploratory wells commenced in the fourth quarter of 1999 and has resulted in one dry hole to date. Approximately 46 additional potential locations have been identified for drilling in 2000 and future periods. A minimum of two wells are expected to be drilled in the second quarter.

3) GANADO PROJECT. APPROXIMATELY 25,000 GROSS ACRES UNDER SEISMIC COVERAGE, 4,965 GROSS ACRES UNDER LEASE; 993 ACRES UNDER LEASE NET TO BETA'S 20% WORKING INTEREST AT DECEMBER 31, 1999:

    Approximately 40 square miles of 3-D seismic data has been acquired and is in the interpretive stages. Three exploratory wells have been drilled in this project this year. Two wells were dry holes and the third well was completed for production. Approximately 91 additional locations have been identified for drilling during 2000 and future periods.

4) BWC PROJECT. APPROXIMATELY 42,440 GROSS ACRES UNDER SEISMIC COVERAGE, 3,561 GROSS ACRES UNDER LEASE; 1,175 ACRES UNDER LEASE NET TO BETA'S 12.5% WORKING INTEREST AT DECEMBER 31, 1999:

    Approximately 66 square miles of 3-D seismic data has been acquired and is in the interpretive stages. Drilling of exploratory wells commenced in the first quarter of 1999 and has resulted in seven oil and gas discoveries out of eight wells drilled to date. Approximately 100 additional potential locations have been identified for drilling in 2000 and future periods. Additional drilling is scheduled for the second quarter of 2000.

TERMS OF PARTICIPATION

     All of the lands covered by the exploration agreements are subject to "area of mutual interest" provisions described in the glossary preceding the "Business" section. The exploration agreements generally provide, among other things, for participation in each project by Beta and other participants on the following terms and conditions:

         - Participants were required to pay 133% of actual cost of initial land costs, consisting mainly of seismic options, and the costs of acquiring, processing and interpreting seismic data. The 33% premium was paid to unrelated parties as compensation for assembling the leases and conducting the seismic operations. All costs incurred after the interpretation phase are billed to the participants at actual cost. The post interpretation costs include the cost of drilling, completing and equipping wells and the costs of acquiring leases. All of the projects are now in the post-interpretive stage.

         - Once the seismic data has been acquired and interpreted, prospects will be designated within the seismic survey areas. The parties to the agreement then have the option to participate in the prospect according to their pro-rata working interest. Those parties who elect not to participate forfeit their rights of participation in the specific prospect but retain the right to participate in other prospects proposed in the seismic survey area which are outside of the specific prospect.

         - Those parties who elect to participate in a specific prospect then proceed to acquire oil and gas leases within the prospect by exercising seismic options. The seismic options were acquired in advance of seismic acquisition and convey the right to conduct seismic operations as well as the option to enter into an oil and gas lease on the subject lands at a pre-determined price per acre. The seismic option allows Beta and its partners to acquire and evaluate seismic data before actually acquiring leases. After the seismic data has been evaluated, Beta and its partners can then selectively acquire leases by exercising on acreage which is determined to be prospective from seismic evaluation. Seismic options covering lands which are determined not to have oil and gas potential are allowed to expire at no further cost to the participants. The cost of a seismic option is usually much lower than the cost of acquiring a lease and it also prevents the mineral owner lessor from leasing the oil and gas rights to another party during the term of the option.

GEOLOGICAL AND ECONOMIC OVERVIEW OF THE YEGUA/FRIO/WILCOX TREND 3-D JOINT
VENTURE

     The subject lands for the projects lie in close proximity to productive oil and gas fields which produce from the Yegua/Frio/Wilcox intervals. Beta wishes to emphasize that the historical production results in the area are not necessarily indicative of the results that Beta may obtain from its oil and gas prospects.

     Within Beta's four project areas, there are high potential exploration opportunities that are being defined with the use of 3-D seismic. The Jackson County, Texas area has proven to be suitable for 3-D seismic as faulting and structures are easily identified and many stratigraphic reservoirs exhibit hydrocarbon indicators from the shallowest Miocene sands, throughout the Frio, and into the Vicksburg, Yegua, and Wilcox intervals. The Formosa Grande Prospect Area has numerous regional down-to-the-coast faults that are easily identified at the top of the Frio, but also has deep seated faulting that does not exhibit displacement at the shallower horizons. Very often, these deep faults do create hydrocarbon traps. Most nearby producing fields in this trend area exhibit multiple stacked reservoirs.

     A Frio level structure map exhibits numerous large four-way closures, primarily down-thrown to regional growth faulting. These large structures have, for the most part, been exploited, some as early as the 1930s and 1940s. Although it is not readily apparent in regional mapping, much of the Frio production is stratigraphic in nature, that is, trapped in channel sands that traverse structures, or in sands that "pinch out" up onto the flanks of these large structures. Significant reserves may remain in similar traps which have not been developed to date. Such traps should be readily defined with 3-D seismic data.

      Beta's project areas appear to be located in a suitable "trend" area to apply 3-D seismic technology to identify reserves that have been passed over in existing fields as well as to discover new reserves in deeper pools and undrained fault segments in compartmentalized fields.

TRANSITION ZONE PROJECT

     Beta has entered into several joint exploration agreements in southern Louisiana and Texas in an area which is generally described as the Transition Zone.

         THE TRANSITION ZONE

     The Transition Zone of Southern Louisiana and Texas covers the shoreline and near shore environments in the Gulf of Mexico region. This region has been under-explored because acquisition of seismic data in the area was very expensive and has historically been of less than ideal quality due to the problems inherent in gathering data in the wide variety of environments encountered between land and deeper water offshore. Innovative techniques have been utilized to acquire and process 3-D seismic data and quality data that provides the opportunity to accurately interpret the structural and stratigraphic framework of the area.

     All of the reserve targets will lie in the shallow waters or onshore. Depths of the reserve targets will typically range from 3,000 to 15,000 feet. The average dry hole costs for these wells are expected to be $1,500,000 for a straight hole and $2,000,000 for a directional hole to the 100% working interest. The completion cost per well is estimated at $1,000,000 to $1,500,000 to the 100% working interest. Beta's prospects in the Transition Zone are located within or adjacent to existing pipeline infrastructure. This will enable wells drilled in the prospects to be connected to existing pipelines to transport oil or natural gas to markets.

THE CHENIERE EXPLORATION AGREEMENTS

    During 1999, Beta entered into joint exploration agreements with Cheniere Energy, Inc. on five natural gas prospects located in Louisiana.

    The following prospects in which Beta is participating have been identified from a proprietary 3-D seismic survey acquired by Cheniere. The status of the prospects is as follows:

1) COBRA PROSPECT. BETA HAS A 15% WORKING INTEREST IN THIS PROSPECT. ALL OF THE LEASES ASSOCIATED WITH THIS PROSPECT WERE ALLOWED TO EXPIRE IN 1999:

    This prospect is located onshore in Cameron Parish, Louisiana. A well commenced drilling on this prospect to a total depth of 12,500 feet in February 1999 and was determined to be non-commercial and was plugged and abandoned.

2) SHARK PROSPECT. APPROXIMATELY 752 GROSS ACRES UNDER LEASE; 113 ACRES NET TO BETA'S 15% WORKING INTEREST:

    This prospect is located offshore in West Cameron Block 49, Louisiana. A 9,900 foot test well commenced drilling on this prospect in April 1999 and was completed as a dry hole. A separate deeper 11,000 foot test is planned for this prospect in the year 2000.

3) REDFISH PROSPECT. APPROXIMATELY 732 GROSS ACRES UNDER LEASE; 110 ACRES NET TO BETA'S 15% WORKING INTEREST:

    This prospect is located offshore in West Cameron Block 49, Louisiana. A 10,000 foot test well was drilled on this prospect in March 1999 and completed for production at an initial stabilized production rate in excess of 15,000 mcf and 100 barrels of condensate per day. The well is currently producing at a rate in excess of 18,000 mcf and 70 barrels of condensate per day.

4) STINGRAY PROSPECT. APPROXIMATELY 691 GROSS ACRES UNDER LEASE; 104 ACRES NET TO BETA'S 15% WORKING INTEREST:

    This prospect is located offshore in West Cameron Block 49, Louisiana. A test well was drilled on this prospect in May of 1999. The well was completed for production in September at a stabilized rate in excess of 8,000 mcf and 60 barrels of condensate per day. The initial producing zone has been depleted and the well has been re-completed in another producing zone in a shallower interval. The well is currently producing approximately 9,800 mcf of natural gas and 40 barrels of condensate per day.

5) HERON PROSPECT. APPROXIMATELY 1,139 GROSS ACRES UNDER LEASE; 142 ACRES NET TO BETA'S 12.5% WORKING INTEREST

    This prospect is located onshore in Cameron Parish, Louisiana. An 11,700 foot Planulina test was commenced in September 1999 and completed as a dry hole.

THE ROZEL EXPLORATION AGREEMENT

     Beta entered into a joint exploration agreement with Rozel Energy in 1998 to explore for oil and gas in the Transition Zone of South Louisiana. Under this agreement, which expired on February 23, 1999, Rozel identified prospects on the basis of a 3-D seismic survey completed by Fairfield Industries, one of the leading providers of 3-D seismic data for the Gulf of Mexico. Although the agreement with Rozel has expired, Beta continues to have participation rights in acreage acquired and wells drilled before the expiration of the agreement.

     Under the terms of the Rozel agreement, Beta provided a total of $480,000 of lease acquisition funding for prospects before expiration of the agreement. Rozel identified the prospects utilizing the 3-D seismic data from the Fairfield survey. In consideration for providing the lease acquisition funds, Beta is entitled, but not obligated, to participate on a prospect by prospect basis in leases that were acquired by Rozel Energy during the term of the agreement.

      There are currently three remaining undrilled prospects in which Beta has rights of participation. Beta's terms of participation shall require it to pay approximately 12.5% of the costs of drilling and completing the first well in each prospect to earn approximately a 9.375% working interest in the initial well and prospect acreage, a "third for a quarter" basis. Beta's 9.375% working interest shall be further reduced to 8.8% after the costs of the prospect have been recouped. Beta is obligated to pay a $50,000 fee on those prospects in which it elects to participate. Beta shall be entitled to reimbursement of lease funds advanced for prospects in which it elects not to participate. Beta shall be entitled to such reimbursement if and when Rozel either sells or otherwise conveys, i.e. farmouts, its interest in, or drills, the prospect.

    In addition to the three undrilled prospects, Beta owns a 9.375% working interest in three producing wells and 5,000 acres surrounding it. The OCS-G-13825 Minkfish #1, West Cameron Blk. 39, was drilled to a depth of approximately 10,500 feet. The well commenced production in January 1999 and is currently producing at a rate in excess of 9,000 mcf and 30 barrels of condensate per day. A second well, the Minkfish #2, was drilled and completed in 1999 and the well is currently producing at rate in excess of 10,000 mcf and 100 barrels of condensate per day. A third well has been drilled and completed and is currently producing at a rate in excess of 5,000 mcf per day.

THE LAPEYROUSE 3-D PROSPECT

     This prospect is in Terrebone Parish, South Louisiana, an area specifically targeted by Beta for its high reserve potential based on historical production results that have been published for this area. Although the main objective, the Duval, will be reached with a 14,800' test well, a total of twenty-one objectives will be tested with one well bore. These consist of fourteen smaller objectives from 10,000' to 14,000' to pressure point and seven larger objectives in abnormal pressure, over-pressured reservoir, through 16,000'.

     Beta's working interest was purchased after detailed 3-D seismic was completed and interpreted. A total of 7,000 mineral acres have been leased to drill the multiple objectives stated above. Beta's working interest varies between 2.5% and 6.25% in the project leases. Beta has acquired additional working interests from participants who have declined to participate, which has increased Beta's working interest in the initial exploratory well to 19%.

Estimated drilling costs to casing point for a proposed 14,800 foot test are $3,304,302 of which Beta shall pay $627,817 for its proportionate 19% working interest. Estimated completion costs are $1,051,683 of which Beta shall pay $199,819 for its proportionate 19% working interest, provided Beta elects to participate in the completion. A well is expected to be drilled in 2000.

THE GREENS LAKE PROSPECT

    This prospect is in Galveston County, Texas on trend with the Eagel Point Vicksburg Sand discovery. The 2900 acre prospect lies within a proprietary 24 square mile S-D survey. Prospective sands include the Miocene, Lower Frio and Vicksburg which are upthrown to a major regional fault. . Two wells, both to be drilled to a depth of approximately 14,000 feet, are planned in this prospect. Beta has a 25% working interest in this prospect. Texoil Inc. is the operator of the prospect.

THE ESTERWOOD PROSPECT

    The Estherwood Prospect is located onshore Acadia Parish, Louisiana within the Field Limits of the Lawson Field. The operation involved the re-entry of the Sandefer #1 Pelto originally drilled in 1989. In December 1999 Beta re-entered the well. The Marg tex sand at 11,720' was tested and determined to be non-commercial and was plugged and abandoned. Beta has a 50% working interest in this prospect and is the operator.

NORCAL PROJECT, ONSHORE SAN JOAQUIN AND SACRAMENTO BASINS

     Beta had entered into an exclusive eighteen month contract, which expired in April of 1999, to utilize 3-D and 2-D seismic technology in a 500 square mile area of mutual interest with Source Energy LLC.

    Beta has maintained between a 30 to 75% working interest in certain prospects generated by Source Energy LLC in the San Joaquin and Sacramento Basins in Central and Northern California. As of December 31, 1999, Beta has participated in the drilling of five wells in the Norcal Project. Two of the wells have been completed for production:

1) The N.W. Buttonwillow #1 was completed in July 1998 flowing at a rate of 415 mcf per day and is currently shut in. Beta has a 75% working interest in this well.

2) The S.E. Garrison City #1 was completed and tested at a rate of 2,400 mcf per day. The well is awaiting a pipeline hookup. Beta has a 30% working interest in this well.

    In addition, Beta participated in the drilling of the S. Shafter #1, the Bowerbank #1 and the Buttonwillow #1, all three of which were completed as dry holes. The Buttonwillow #1 is a different well than the N.W. Buttonwillow #1.

INTERNATIONAL

    Although the majority of Beta's exploration efforts are focused in the United States, management believes that international exposure can reduce the business risks commonly associated with having operational activities confined to one country.

AUSTRALIAN PROJECTS

    Beta has reviewed a number of exploration projects in the Asia Pacific Region and elected to participate in two exploration areas covering four separate exploration permits in Eastern Australia. A description of the areas is as follows:

1)  TOKO SYNCLINE PROJECT

     Beta's wholly owned subsidiary BETAustralia LLC has signed an agreement with Dyad Australia, Inc. of Midland, Texas to participate for a 20% working interest, 16.4% net revenue interest, in Dyad's rights to the Toko Syncline Project. Dyad is the holder of exploration permits covering approximately 918,000 contiguous acres, 1,434 square miles, in the Georgina and Eromanga Basins of Western Queensland. Since the acquisition of the permits, Dyad has acquired, analyzed, and reprocessed 400 miles of existing 2-D seismic data and identified four potentially significant geological structures encompassing approximately 55,000 acres or 86 square miles. During the period from 1964 to 1980, there were six wells drilled in the Toko Syncline that went deep enough to provide meaningful subsurface control. Four were exploratory and two were full core tests by the Geological Survey of Queensland. Of these six, only one well failed to identify oil or gas shows. At the time the wells were drilled, there were no gas pipelines in the prospect areas available to transport natural gas, if commercial amounts of gas could be discovered. The lack of pipelines in the area discouraged further exploration in the area until now.

     One of the structures is of particular interest due to a well, the Ethabuka #1 drilled on the structure in 1973 by Alliance Oil Development. The well encountered a persistent gas flow of 200 MCF of gas per day while drilling. The well was abandoned 3,500 feet short of the initial target depth after twisting off the drill pipe and making several unsuccessful efforts to reclaim the hole. This very significant show of gas was documented by the Queensland Department of Minerals and Energy. At the time, there was no gas pipeline in the area.

     The market for natural gas has increased significantly since then in the area. Western Queensland has a large mining industry centered in the city of Mt. Isa. This area holds some of the world's largest deposits of copper, lead, zinc, and phosphate. Previously, the mines and the associated processing and smelting plants were fueled entirely by coal, which was shipped approximately 750 miles by rail. The Queensland government is encouraging the introduction of natural gas as an energy source. Construction of a 14 inch gas transmission line from southwest Queensland to Mt. Isa is now complete and transporting gas. The pipeline crosses the Toko Syncline project area, exposing the project to a viable market for natural gas.

      Dyad has entered into an agreement with a major U.S. concern for the funding of additional seismic data acquisition and the drilling of an exploration well. Under the terms of the agreement, Dyad will have the opportunity to buy into the exploratory well by reimbursing its proportionate share of actual costs after the well has been drilled and evaluated. Dyad also has the option of postponing its buy-in until later stages in the development program. Per the terms of the Beta-Dyad agreement, Beta has paid $100,000 to acquire 20% of Dyad's working interest buy-in rights in the project area. If Dyad buys into the program after the initial exploratory well has been drilled and evaluated, Beta will at that point, have the option of acquiring a net 10% working interest at cost. If Dyad postpones its buy-in option until the later stages of the project, then its option to purchase an interest will be incrementally reduced. Beta's working and net revenue interest in the Toko Syncline project area will depend on if and when Dyad and its partners elect to buy-in to the project and will be reduced in the later stages of the project if the buy-in option is not exercised and additional expenditures are incurred by the funding partner. The funding partner will have exclusive marketing rights to hydrocarbons in the project area, subject to an agreed minimum floor price to be received for hydrocarbons produced and sold.

      Beta anticipates that the initial exploratory well could be drilled in the second quarter of 2000.

2)   STANSBURY BASIN PROJECT

     In March 1998, Beta, through BETAustralia, participated in the Stansbury Basin Project. Beta made an initial cash advance of $320,000 to secure an option to participate for a 5% working interest in two petroleum licenses covering 2,798,000 acres or approximately 4,372 square miles. Per the terms of the option agreement, Beta exercised its option to earn a 5% working interest by participating in the drilling of two offshore test wells in the license areas. Beta incurred costs of $1,305,445 in the drilling of the two wells. The wells were completed as dry holes. The costs associated therewith totaling approximately $1,625,000 have been transferred to evaluated properties and charged to impairment expense during the year ended December 31, 1998. Beta has no current plans to conduct additional exploration activities in the Australian, Stansbury Basin, license areas. The exploration licenses expired in December of 1998.

ADDITIONAL PROJECTS UNDER REVIEW

     Although Beta's initial international focus is Australia, management is currently reviewing several other opportunities. However, there is no guarantee that any of these projects will ever reach fruition.

     These are forward looking statements. The projects discussed in this section may never materialize and, even if they do materialize, they could result in a loss to Beta.

GENERAL

     Beta holds interests in producing properties and undeveloped acreage in three states within the United States.

COMPANY RESERVES

     Beta had no proved reserves as of December 31, 1997. Beta's total net ownership in oil and gas reserves as of December 31, 1998 and 1999 are based on independent engineering reports. The reserve quantities and valuations for fiscal 1998 are based upon estimates by Veazey & Associates, Inc. The reserve quantities and valuations for fiscal 1999 are based upon estimates by Ryder Scott Company.

     Proved developed reserves are those that can be recovered through existing wells with existing equipment and existing operating or tested recovery techniques. All of Beta's reserves are classified as proved developed reserves. These reserves are located entirely within the United States.

                           BETA OIL & GAS, INC.
                        HISTORICAL RESERVE INFORMATION
                       AS OF DECEMBER 31, 1998 AND 1999


DESCRIPTION                                1998             1999
---------------------------------      ----------       ----------
       PROVED DEVELOPED RESERVES
                      OIL (BBLS)            1,461           13,201
                       GAS (MCF)        1,596,740        4,170,000
---------------------------------      ----------       ----------
                 PROVED RESERVES
                      OIL (BBLS)            1,461           13,201
                       GAS (MCF)        1,596,740        4,170,000
---------------------------------      ----------       ----------
           FUTURE NET CASH FLOWS
               BEFORE INCOME TAX       $2,553,762       $7,534,646
---------------------------------      ----------       ----------
         STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS       $1,716,608       $6,012,972
---------------------------------      ----------       ----------

     For purposes of estimating the above cash flows, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices to estimated annual future production from proved oil and gas reserves. The average year-end price for oil was $13.14 and $ 23.06 per barrel at December 31, 1998 and 1999, respectively. The average year-end price for gas was $1.85 and $2.19 per mcf at December 31, 1998 and 1999, respectively. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.

WELL STATISTICS

     As of December 31, 1997, Beta did not own a working interest in any productive wells. As of December 31, 1998 Beta owned working interests in two, .84 net, wells which have been completed for production but which have not yet commenced production. As of December 31, 1999 Beta owned working interests in thirteen, 1.84 net, wells which have been completed and commenced production.

ACREAGE STATISTICS

     The following tables set forth the undeveloped and developed acreage of Beta as of December 31, 1998 and 1999:

                     BETA OIL & GAS, INC. ACREAGE HOLDINGS
                        AS OF DECEMBER 31, 1998 AND 1999

                                1998                   1999
                         ------------------      ------------------
UNDEVELOPED ACREAGE       GROSS       NET        GROSS       NET
                          ACRES      ACRES       ACRES       ACRES
-------------------      ------      ------      ------      ------
         CALIFORNIA         200         150         520        156
          LOUISIANA       7,502         485      11,680      1,460
              TEXAS      59,038      10,955      18,167      4,435
-------------------      ------      ------      ------      ------
UNDEVELOPED ACREAGE      66,740      11,590      30,367      6,051
===================      ======      ======      ======      ======

                                 1998                   1999
                         ------------------      ------------------
DEVELOPED ACREAGE         GROSS        NET       GROSS       NET
                          ACRES       ACRES      ACRES       ACRES
-------------------      ------      ------      ------      ------
       CALIFORNIA           600         450         580        300
        LOUISIANA         5,000         470       6,423        682
            TEXAS             0          00       1,058        141
-------------------      ------      ------      ------      ------
DEVELOPED ACREAGE         5,600         920       8,061      1,123
===================      ======      ======      ======      ======


DRILLING ACTIVITY

     The following table sets forth the results of Beta's drilling activities in the fiscal years ended December 31, 1997, 1998 and 1999:

                       BETA OIL & GAS, INC.
                   SUMMARY OF DRILLING ACTIVITY

     FOR FISCAL YEARS ENDING DECEMBER 31, 1997, 1998 AND 1999


EXPLORATORY WELLS                             1997          1998         1999
---------------------------------------     --------      --------     --------
GROSS
                            Productive             0             2           12
                            Dry                    0             6            9
---------------------------------------     --------      --------     --------
                                 TOTAL             0             8           21
=======================================     ========      ========     ========

NET
                            Productive             0           .84         1.75
                            Dry                    0          1.13         2.42
---------------------------------------     --------      --------     --------
                                 TOTAL             0          1.97         4.17
=======================================     ========      ========     ========

DEVELOPMENT WELLS                             1997          1998         1999
---------------------------------------     --------      --------     --------
GROSS
                            Productive             0             0            0
                            Dry                    0             0            0
---------------------------------------     --------      --------     --------
                                 TOTAL             0             0            0
=======================================     ========      ========     ========

NET
                            Productive             0             0            0
                            Dry                    0             0            0
---------------------------------------     --------      --------     --------
                                 TOTAL             0             0            0
=======================================     ========      ========     ========


PRICE AND PRODUCTION DATA

     Beta commenced sales of oil and gas in 1999. Beta's average sales price, oil and natural gas production volumes and average production cost for each Mcf equivalent of production for the periods indicated were as follows:

                                                YEAR ENDED
                                             DECEMBER 31, 1999
                                             -----------------
Oil production (Bbl).....................           1,822
Gas production (Mcf).....................         475,065
Average sales price:
    Oil (per Bbl)........................          $23.03
    Gas (per Mcf)........................           $2.44
Average production cost per
    Mcfe.................................           $0.17


ITEM 3. LEGAL PROCEEDINGS

As of December 31, 1999, Beta was not a party to any legal proceeding or action of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the last quarter of the fiscal year covered by this report to a vote of shareholders of Beta through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET PRICE OF, AND DIVIDENDS ON, BETA'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Beta common stock began trading July 9, 1999 on the Nasdaq Small Cap Market under the symbol "BETA". The following table sets forth for the fiscal period indicated the range of the high and low sale prices of Beta common stock as reported on the Nasdaq Small Cap Market. Beta has not paid any cash or other dividends since its inception. For the foreseeable future, Beta intends to retain any funds otherwise available for dividends for use in the expansion of its business.

                               BETA COMMON STOCK
                             NASDAQ SMALL CAP MARKET

FISCAL YEAR ENDING DECEMBER 31, 1999:             HIGH          LOW
1st Quarter................................        N/A        N/A
2nd Quarter................................        N/A        N/A
3rd Quarter................................      6-11/16     4-1/4
4th Quarter................................       8-5/8     5-15/16


     As of March 15, 2000, there were approximately 409 registered holders of Beta's common stock of record. In many instances, a registered shareholder is a broker holding shares in street name.

RECENT SALES OF UNREGISTERED SECURITIES

     Beta issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"), during the period since inception (June 6, 1997) through December 31, 1997 and the years ended December 31, 1998 and 1999:

     1. Initial start-up funding was raised through the sale, effective June 23, 1997, of 2,910,000 shares ("founder shares") of Beta's common stock to its founders and other principals for $0.05 per share. An additional 640,000 common stock purchase warrants were issued for various services provided to Beta with each warrant entitling the holder thereof to purchase one share of Beta's common stock at prices ranging from $2.00 to $5.00 per share. The certificates representing the shares and the warrants to purchase shares that were issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions were issued to the transfer agent. The shares issued and the shares issuable upon exercise of the warrants were registered by Beta for resale by the holders in Registration No. 333-68381.

     2. During the third and fourth quarters of calendar 1997, Beta issued 663,912 equity units at $15 per unit through a private placement. Each unit entitled the purchaser to four shares of common stock and one warrant exercisable to purchase one share of common stock at $5.00 for a term of five years. The offering generated net proceeds, after offering costs, of $9,076,283. Beta issued 224,310 additional common stock purchase warrants with an exercise price of $4.50 per share for services in connection with the offering. The certificates representing the shares and the warrants to purchase shares that were issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions were issued to the transfer agent. The shares issued and the shares issuable upon exercise of the warrants were registered by Beta for resale by the holders in Registration No. 333-68381.

     3. Commencing on February 12 and terminating on November 2, 1998, Beta issued 364,708 equity units at $20 per unit through a private placement. Each unit entitled the purchaser to four shares of common stock and one warrant exercisable to purchase one share of common stock at $7.50 for a term of five years. The offering generated net proceeds, after offering costs, of $6,548,632. Beta issued 121,383 additional common stock purchase warrants with an exercise price of $7.00 per share for services in connection with the offering. In addition, Beta issued 5,000 shares of common stock and 1,250 warrants in exchange for certain oil and gas property interests. Beta also issued 482,100 warrants for various services provided to Beta with each warrant entitling the holder thereof to purchase on share of Beta' common stock at prices ranging from $3.75 to $7.50. The certificates representing the shares and the warrants to purchase shares that were issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions were issued to the transfer agent. The shares issued and the shares issuable upon exercise of the warrants were registered by Beta for resale by the holders in Registration No. 333-68381.

     4. In connection with a January 20, 1999 bridge financing, Beta issued 300,000 shares of common stock to the note holders and issued an additional 29,000 shares as commissions in connection with the January bridge financing. The certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions have been issued to the transfer agent. The shares were issued subject to a "registration rights" agreement, requiring among other things, that Beta file a registration statement to register the shares under the Securities Act.

     5. In connection with a March 19, 1999 bridge financing, Beta issued 100,000 shares of common stock to the note holders on March 19 and issued the note holders an additional 30,000 shares as follows:

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

     6. On April 2, 1999 Beta issued 4,000 shares upon the exercise of warrants to purchase common stock. The certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration and "stop transfer" instructions were issued to the transfer agent. The shares issued upon exercise of the warrants were registered by Beta for resale by the holders in Registration No. 333-68381.

     7. On May 14, 1999 Beta issued 25,000 shares upon the exercise of warrants to purchase common stock. The certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. "Stop transfer" instructions were issued to the transfer agent. The shares issued upon exercise of the warrants were registered by Beta for resale by the holders in Registration No. 333-68381.

     In connection with the issuance of the above noted securities, Beta relied upon Section 4(2) of the Securities Act in claiming exemption for the registration requirement of the Securities Act. All of the persons to whom the securities were issued had full information concerning the business affairs of Beta and acquired the shares for investment purposes. The certificates representing the shares issued bear a restrictive legend prohibiting transfer without registration under the Securities Act or the availability of an exemption from registration. "Stop transfer" instructions were issued to the transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

                     SUMMARY FINANCIAL INFORMATION FOR BETA

The following table presents selected historical financial data for Beta derived from Beta's Financial Statements. The following data is only a summary and should be read with Beta historical financial statements and related notes contained in this document. These financial statements provide further information about significant events that impacted Beta's financial condition.

                                                THE PERIOD FROM
                                                   INCEPTION
                                                (JUNE 6, 1997)       THE YEAR                 THE YEAR
                                                    THROUGH            ENDED                    ENDED
                                                DECEMBER 31, 1997   DECEMBER 31, 1998      DECEMBER 31, 1999
                                                -----------------   -----------------      -----------------
REVENUES
        Oil and gas sales                          $         -         $         -           $ 1,199,480
                                                   -----------         -----------           -----------
COSTS AND EXPENSES
         Lease operating expense                             -                   -                81,538
         General and administrative                    245,452             746,769             1,418,240
         Impairment expense                                  -           1,670,691             1,224,962
         Depreciation and depletion expense              1,530              11,883               914,233
                                                   -----------         -----------           -----------
                Total costs and expenses               246,982           2,429,343             3,638,973
                                                   -----------         -----------           -----------

LOSS FROM OPERATIONS                                  (246,982)         (2,429,343)           (2,439,493)

OTHER INCOME AND (EXPENSE):
        Interest expense                                     -                   -            (2,966,651)
        Interest income                                 45,409              44,843                21,741
                                                   -----------         -----------           -----------
NET LOSS                                           $  (201,573)        $(2,384,500)          $(5,384,403)
                                                   ===========         ===========           ===========
BASIC AND DILUTED LOSS PER COMMON SHARE            $      (.05)        $     ($.37)          $     ($.66)
                                                   ===========         ===========           ===========
DIVIDENDS PER COMMON SHARE                         $         -         $         -           $         -
                                                   ===========         ===========           ===========
BOOK VALUE PER COMMON SHARE                        $      1.63         $      1.89           $      2.19
                                                   ===========         ===========           ===========

                                    DECEMBER 31,       DECEMBER 31,         DECEMBER 31,
                                       1997                1998                 1999
                                   ------------        ------------         ------------
Working capital ...........        $  3,117,351        $    (96,457)        $  2,034,268
Oil and gas properties, net        $  5,900,794        $ 13,183,304         $ 18,104,598
Total assets ..............        $  9,921,057        $ 13,618,471         $ 20,881,475
Total long term debt ......        $          -        $          -         $     27,939
Total liabilities .........        $    870,847        $    319,129         $    293,238
Stockholder's equity ......        $  9,050,210        $ 13,299,342         $ 20,588,237


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is to inform you about the financial position, liquidity and capital resources of Beta as of December 31, 1999 and 1998, and the results of operations for the period from inception (June 6, 1997) through December 31, 1997, and the years ended December 31, 1998 and 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Beta's working capital was a surplus of $2,034,268 at December 31, 1999 compared to a deficit of ($96,457) at December 31, 1998 and a surplus of $3,117,351 at December 31, 1997. Beta's working capital increased between December 31, 1998 and December 31, 1999, primarily due to Beta's completion of its initial public offering and the exercise of Beta common stock purchase warrants. In order to fund capital expenditures in early 1999, Beta obtained short term debt financing in the form of $3,000,000 in bridge note financing which is discussed below under "Bridge Note" and completed an initial public offering in July 1999 which is discussed below under "Initial Public Offering."

HISTORICAL CASH USED IN AND PROVIDED BY OPERATING, INVESTING AND FINANCING ACTIVITIES

    Beta financed all of its business activities through December 31, 1998 through issuances of its common stock in private placements. Beta raised net proceeds of $9,221,783 during 1997 and $6,548,632 during 1998 in these private placements. During the year ended December 31, 1999 Beta realized net proceeds of $2,835,000 from a bridge note financing, net proceeds of $7,733,553 from an initial public offering and net proceeds of $2,052,620 from exercise of Beta common stock warrants. The $3,000,000 face amount of the bridge notes was repaid in full on July 7, 1999 from the proceeds of the initial public offering.

    The net proceeds of the private placements, the bridge note financing and the initial public offering have been primarily invested in oil and gas properties totaling $6,945,695, $8,928,201, and $5,900,794 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Beta's cash balance at December 31, 1999 was $1,448,655 compared to a cash balance of $198,043 at December 31, 1998. The change in Beta's cash balance is summarized as follows:

Cash balance at December 31, 1998                                      $    198,043
Sources of cash:
     Cash provided by operating activities                               (1,262,655)
     Cash provided by financing activities                                9,759,960
                                                                    ----------------
                    Total sources of cash                                 8,497,305
Uses of cash:
      Oil and gas property expenditures                                  (6,945,695)
      Other assets (increase in advances to industry partners)             (299,051)
      Furniture, fixtures and equipment                                      (1,947)
                                                                    ----------------
                                                                         (7,246,693)
                                                                    ----------------
Cash balance at December 31, 1999                                         1,448,655
                                                                    ================


PLAN OF OPERATION FOR 2000

    In the opinion of Beta's management, the existing working capital of Beta, net cash flow from operations and the exercise of common stock purchase warrants subsequent to December 31, 1999 will be sufficient to fund the operations and projected capital requirements of Beta throughout 2000. Beta is allocating its cash resources from all sources, including the net proceeds of the initial public offering, to the following categories of expenditures:

1) Drilling and completion costs for wells on Beta's prospects which are estimated to be approximately $4,100,000 for 2000. While it is difficult to predict the exact timing of when these wells will be proposed for drilling, Beta's operating agreements generally provide a thirty day period in which to elect participation in a proposed well. Generally funds must be advanced within thirty days or less after the thirty day election period;

2) Costs of $750,000 estimated during 2000 to drill new wells, convert certain producing wells to saltwater disposal wells, reactivate certain wells and fracture treat certain wells associated with the Red River properties;

3)    Leasehold acquisition costs which are estimated to be $665,000;

4)    3-D seismic acquisition costs only if funds are available; and

5)    General and administrative overhead.

    Other than item 2) above, Beta does not anticipate the Red River merger will impact its year 2000 capital budget or financing plans. As discussed below under "Long Term Liquidity and Capital Resources," Beta may have to advance funds to Red River in future periods to facilitate development of the Red River properties and this may impact Beta's planned capital expenditures and financing plans.

     Beta's planned capital expenditures and administrative expenses could exceed those amounts budgeted and could exceed Beta's cash from all sources. If this happens, it may be necessary for Beta to raise additional funds. It is anticipated that additional funds will be raised from one or more of the following sources:

1) Beta has approximately 347,000 callable common stock purchase warrants outstanding exercisable at a price of $5.00 per share. Beta has issued a call for these warrants since its common stock has traded on Nasdaq at a market price equal to or exceeding $7.00 per share for 10 consecutive days. Beta will receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants. Beta has already realized net proceeds in excess of $2,200,000 from the exercise of these warrants to date. Beta could realize additional net proceeds of approximately $1,735,000 from the exercise of the remaining warrants.

2) Beta has approximately 388,000 callable common stock purchase warrants outstanding exercisable at a price of $7.50 per share. Beta is able to call these warrants at any time after its common stock has traded on Nasdaq at a market price equal to or exceeding $10.00 per share for 10 consecutive days. It is Beta's intent to call all of these warrants at such time, if and when, the $10.00 trading price is achieved and cash is needed to fund capital requirements. Beta will receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants net of commission to the broker of record, if any. Beta could realize net proceeds of approximately $2,900,000 from the exercise of these warrants. There is no assurance that Beta will ever realize any proceeds from the $7.50 warrant calls.

3) Beta may seek bank or other debt financing at such time that cash flow from operations is established. Beta is not able to predict when, if ever, such financing will be available. Beta is currently seeking bank financing in the range of $1,000,000 to $5,000,000.

4) Beta may realize additional cash flow from oil and gas wells to be drilled, if found to be productive. Beta owns a working interest in wells that are currently producing and in additional wells which are presently being completed and equipped for production. Beta currently estimates that during 2000 it will generate approximately $3,400,000 of net cash flow after deducting lease operating expenses.

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

    As stated above, Beta believes it has sufficient sources of working capital to fund its capital expenditure requirements throughout 2000. In the event that Beta's expenditures exceed these sources of working capital and Beta cannot raise additional capital, it may be necessary for Beta to curtail its business activities until other financing is available.

    These are forward looking statements that are based on assumptions which in the future may not prove to be accurate. Although Beta's management believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved.

LONG TERM LIQUIDITY AND CAPITAL RESOURCES

    The timing of most of Beta's capital expenditures is discretionary. Beta has no material long-term commitments associated with its capital expenditure plans or operating agreements. Consequently, Beta has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of capital expenditures will vary in future periods depending on the success it experiences on planned exploratory drilling activities in future periods, gas and oil price conditions and other related economic factors. Accordingly, Beta has not yet prepared an estimate of capital expenditures for future periods beyond 2000.

EFFECT OF MERGER WITH RED RIVER ON LONG TERM LIQUIDITY AND CAPITAL RESOURCES

    In the event we complete the proposed merger with Red River, Beta will guarantee approximately $3,000,000 of Red River's total $7,700,000 indebtedness at December 31, 1999 with the Bank of Oklahoma. In the opinion of Beta management, the estimated future net cash flow from the Red River oil and gas properties will be sufficient to repay the principal and interest associated with the Bank of Oklahoma debt. This assessment is based on current oil and gas prices in effect and current reserve estimates, all of which are subject to change. In the event of substantial reductions in the prices received for oil and gas and/or downward revisions of oil and gas reserve estimates, the cash flow from the Red River properties may not be sufficient to service the Bank of Oklahoma debt. In this event, Beta may be required to dedicate significant amounts of cash to service debt requirements. The funds will have to come from one of the sources discussed below under "Plan of Operation 2000." In the event that such funds are not available, Beta will be compelled to sell oil and gas properties to repay the debt.

    Red River also has $2,165,000 of debt associated with its coal bed methane properties as of December 31, 1999. The debt is secured by the coal bed methane properties only. The Red River coal bed methane properties are currently classified as unevaluated since they are still in the testing phase. The lender's recourse for repayment of the debt is limited to the coal bed methane properties and the proceeds of production from those properties. At present, Beta does not intend to dedicate any of its cash resources to the repayment of this debt since the lender's recourse is limited.

     Red River also has no material long-term commitments associated with its capital expenditure plans or operating agreements other than its planned activities in the "WEHLU" unit in Central Oklahoma. The level of Red River's capital expenditures will vary in future periods depending on the results it experiences in the "WEHLU" unit. Effective February 18, 2000 Red River entered into an agreement with Avalon Exploration, Inc. of Tulsa to jointly test and develop additional production in the Company's 30,000 acre producing WEHLU Unit in Central Oklahoma.

     The terms of the agreement call for Avalon to drill wells and expend an estimated $4.4 million. Red River has retained an option to purchase a 25% "look back" working interest in these same wells, whereby Red River can elect to reimburse Avalon for 25% of the actual costs incurred depending on the success of these pilot wells. The option to purchase must be exercised within 120 days of the completion of the drilling activities. It is currently estimated that the option to purchase will need to be exercised sometime in the first half of 2001 should Red River elect to participate. If Red River exercises its option to purchase the pilot program interest, it will be required to advance its 25% share of the estimated $4.4 million capital costs associated with the pilot program, or $1.1 million. In the event funds are unavailable, Red River will have to forfeit the 25% look back interest. If Red River is unable to utilize its existing line of credit with the Bank of Oklahoma, then Beta may be required to advance funds on Red River's behalf to allow Red River to exercise its option. In this event, Beta will have to secure funds from one of the sources discussed below under "Plan of Operation 2000." There is no assurance that these funds will be available.

     If the WEHLU pilot program is successful, the ongoing development of the field will commence in the year 2001 with approximately 200 to 300 potential locations to be drilled on the 30,000 acres. Red River will retain a 40% working interest by paying for 36% of the development costs. It is estimated that this development could take place over a three to five year period commencing in the second half of 2001. Preliminary estimates are that Red River's net share of development cost will range between $36,000,000 and $54,000,000 over the three to five year period. Red River will seek to fund these capital expenditures utilizing bank financing. Beta may also seek to provide additional funding through the issuance of its common stock in a public offering. If funds are unavailable to Red River, either through a bank line of credit or cash advances provided by Beta, Red River will be compelled to reduce its interest in the development of the 200 to 300 potential locations.

BRIDGE NOTE

     During 1999 Beta completed the private placement of a $3,000,000 bridge note financing to three institutional investors referred to as the "1999 bridge financing." Beta issued promissory notes having a maturity date of one year and bearing an interest rate of 10%. In addition, a total of 459,000 shares of Beta common stock were issued in connection with the 1999 bridge financing. The $3,000,000 in bridge notes was repaid in full with accrued interest on July 7, 1999 from the proceeds of Beta's initial public offering.

    Beta received net cash proceeds of $2,835,000 from the bridge notes. The estimated fair market value of 429,000 shares of common stock issued in connection with the bridge note of $2,574,000 was treated as a discount and was amortized over the term of the promissory notes using the interest method. The estimated fair market value of 30,000 additional shares of common stock issued per the terms of the bridge note of $180,000 was immediately expensed as interest during the year 1999. Accordingly, Beta incurred additional interest expense of $2,754,000 because of the common stock issued in connection with the bridge notes. The debt issuance costs of the 1999 bridge financing of $89,100 were amortized as additional interest expense during the year ended 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION, JUNE 6, 1997, THROUGH DECEMBER 31, 1997 AND THE YEAR ENDED DECEMBER 31, 1998

     During the periods from inception, June 6, 1997, through December 31, 1997 and the year ended December 31, 1998 Beta generated no revenues.

     General and administrative expenses for the period from inception, June 6, 1997, through December 31, 1997 were $245,452 compared to $746,769 for the year ended December 31, 1998. This represents a $501,317 or a 204% increase. The primary reasons for the increase were due to:

(1) A full year of operations in 1998 as compared to a partial year in 1997.

(2) An increase in the number of employees from three in 1997 to five in 1998.

(3) Costs related to Beta's initial public offering and filing the S-1 registration statement which are not readily identifiable as offering costs.

    Loss from operations totaled $(246,982) for the period from inception, June 6, 1997, through December 31, 1997 compared to $(2,429,343) for the year ended 1998. The primary reason for the increase in the loss was due to an impairment expense of $1,670,691 recorded in 1998. During 1998 Beta participated in the drilling of two offshore test wells in Australia. The drilling resulted in two dry holes. All of the property acquisition and exploration costs associated with the Australian full cost pool totaling $1,624,218 have been transferred to evaluated properties and charged to impairment expense during 1998. In addition, it was determined that the capitalized costs associated with the U.S. full cost pool exceeded their net realizable value by $46,473. Accordingly, an impairment write-down of $46,473 was recorded as of December 31, 1998.

     Other income for the period from inception, June 6, 1997, through December 31, 1997 consisted of interest income in the amount of $45,409. Beta realized $44,843 of interest income for 1998.

     Net loss for the period from inception, June 6, 1997, through December 31, 1997 was $(201,573) compared to $(2,384,500) for the year ended December 31, 1998. The increase in net loss was primarily due to the impairment writedown of oil and gas properties.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND
1998

     During the year ended December 31, 1999 Beta had oil and gas revenues of $1,199,480. Beta's net production was 475,065 mcf at an average price of $2.44 per mcf and 1,822 barrels of oil at an average price of $23.03 per barrel. During the year ended December 31, 1998 Beta generated no revenues.

     During the year ended December 31, 1999 Beta incurred lease operating expenses of $81,538. Beta's average lifting cost for this period was $.17 per mcf equivalent. During the year ended December 31, 1998 Beta incurred no lease operating expense.

     General and administrative expenses for the year ended December 31, 1999 were $1,418,240 compared to $746,769 for the year ended December 31, 1998. This represents a $671,471 or a 90% increase over the prior year period. The primary reasons for the increase were due to:

(1)  An increase in operational activities in 1999 versus 1998;

(2)  An increase in the number of employees from five in 1998 to six in 1999;
     and

(3) General and administrative costs incurred in 1999 related to Beta's initial public offering and registration statement which are not readily identifiable as offering costs.

     Impairment expense for the year ended 1999 was $1,224,962 compared to $1,670,691 for the 1998 year. The impairments for both years are as follows:

                                 1998            1999           Total
                                 ----            ----           -----
Foreign cost pool            $  1,624,218    $     57,052    $   1,681,270
U.S. cost pool                     46,473       1,167,910        1,214,383
                             ------------    ------------    -------------
                             $  1,670,691    $  1,224,962    $   2,895,653
                             ============    ============    =============


    As of December 31, 1999, it was determined that the total costs in the U.S. evaluated properties cost pool exceeded their net realizable value. Accordingly, an impairment write-down of $1,167,910 was recorded for the year ended December 31, 1999. The impairment was due mainly to downward revisions of reserve estimates associated with two wells drilled in 1998. The downward revisions were due to disappointing production results from the wells experienced in the fourth quarter of 1999 when the producing zones in the wells began producing large amounts of water in place of gas and oil.

    Depreciation and depletion expense for the year ended December 31, 1999 was $914,233 compared to $11,883 for the year ended December 31, 1998. This represents a $902,350 increase over the prior year period. The primary reason for the increase is due to the fact Beta had no oil or gas production in the prior year period that would give rise to depletion expense.

    Loss from operations totaled $(2,439,493) for the year ended December 31, 1999 compared to $(2,429,343) for the year ended December 31, 1998.

     Other income for the year ended December 31, 1999 consisted of interest income in the amount of $21,741. Beta realized $44,843 of interest income for the year 1998. The reason for the decrease was lower average cash and cash equivalents balances for the 1999 period as compared to the 1998 period.

     During the year ended December 31, 1999, Beta incurred interest expense of $2,966,651, substantially all of which related to the bridge notes. Interest expense related to the bridge notes for the 1999 period consists of the following:

Cash interest expense                                                       $      120,555
Amortization of note discount and fair market value of 459,000 shares            2,754,000
Amortization of deferred loan costs                                                 89,100
                                                                            --------------
     Bridge note interest expense for the year ended December 31, 1999      $    2,963,655
                                                                            ==============


     During the year ended December 31, 1998, Beta incurred no interest expense.

     Net loss for the year ended December 31, 1999 was $(5,384,403) compared to $(2,384,500) for the year ended December 31, 1998. The increase in net loss was primarily due to the interest expense related to the bridge note.

INCOME TAXES

     As of December 31, 1999, Beta had available, to reduce future taxable income, a tax net operating loss carryforward of approximately $9,700,000 which expires in the years 2013 through 2019. As of December 31, 1999, Beta has a deferred tax asset of approximately $2,731,000 which is fully reserved for with a valuation allowance. Utilization of the tax net operating loss carryforward may be limited in the event a 50% or more change of ownership occurs within a three year period. The tax net operating loss carryforward may be limited by other factors as well.

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

BETA ACQUISITION OF RED RIVER ENERGY, INC.

    Beta has entered into an agreement to purchase Red River Energy, Inc. of Tulsa, Oklahoma, a private oil and natural gas company. The purchase price will be paid by the issuance of approximately 2.25 million shares of Beta common stock. The purchase is subject to approval by Beta shareholders.

    The assets of Red River Energy, Inc. consist of four components: 1) a 97.4% working interest (80% net revenue interest) in a 30,160 acre unit which is currently producing approximately 3.65 MMBTU/d and 120 Bopd from 22 active wells in the Hunton Limestone formation in Central Oklahoma; 2) an 85% working interest (68% net revenue interest) in 7,500 acres which are currently producing 960 MMBTU/d from 45 wells in the Atoka and Gilcrease formations in Eastern Oklahoma; 3) a gas gathering system consisting of 40 miles of pipeline which is currently transporting approximately 1650 MMBTU/d in Eastern Oklahoma; and 4) a 46 well coal bed methane project also located in Eastern Oklahoma which is currently under development and producing approximately 600 MMBTU/d. Red River Energy, Inc. is the operator of all its properties.

SUBSEQUENT EVENTS

     EXERCISE OF WARRANTS

    During 1997 Beta issued 797,245 callable common stock purchase warrants entitling the holders to purchase 797,245 shares of Beta's common stock at an exercise price of $5.00 per share. Beta is entitled to call these warrants at any time on and after the date that its common stock is traded on any exchange, including the NASD Over-the-Counter Bulletin Board, at a market price equal to or exceeding $7.00 per share for 10 consecutive trading days.

    Because its common stock has now traded at a market price exceeding $7.00 per share for 10 consecutive days, Beta became entitled to call the callable $5 warrants at any time. Beta issued a call for these warrants as of February 23, 2000, the record date. Of the 797,245 callable $5 warrants originally issued, approximately 381,000 had already been exercised prior to the issuance of the call. The closing price for Beta common stock on February 23, 2000 on the Nasdaq Stock Market was $9.00 per share.

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

YEAR 2000 "Y2K" PROBLEM

Beta has experienced no disruption in its operations that management can attribute to Year 2000 issues. In addition, Beta has seen no Year 2000 related problems itself or received any reports of such problems from entities with which Beta transacts business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

     We do not have or trade in derivative financial instruments and we do not have firmly committed sales transactions. We have not entered into hedging arrangements and do not have any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they also limit the ability to benefit from favorable market price changes.

     Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for gas and oil production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas prices we received during 1999 ranged from a monthly low of $1.80 per Mcf to a monthly high of $3.02 per Mcf. Oil prices ranged from a monthly low of $10.67 per barrel to a monthly high of $24.62 per barrel during 1999. A significant decline in the prices of natural gas or oil could have a material adverse effect on our financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Beta's financial statements and supplementary financial data, which begin on page F-1, are included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of all current directors and executive officers of Beta and the positions in Beta held by them:

                                         DIRECTOR
NAME                              AGE      SINCE      POSITION
----                              ---    ---------    --------
Steve Antry                       44       1997       President, Chairman of the Board, Director

R. Thomas Fetters                 60       1997       Managing Director of Exploration, Director

J. Chris Steinhauser              40       1998       Chief Financial Officer, Director

Joe C. Richardson, Jr.            71       1997       Director

Lawrence W. Horwitz               40       1997       Director

John P. Tatum                     65       1999       Director

Stephen L. Fischer                41                  Vice President of Capital Markets since 1997

Lisa Antry                        37                  Secretary, Treasurer since 1997


     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. The Bylaws permit the board itself to fill vacancies and appoint additional directors pending shareholder approval at the next annual meeting. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified. Beta's Bylaws currently authorize six directors to serve on the Board of Directors. The last annual meeting of shareholders was held on June 25, 1999.

     Steve Antry and Lisa Antry are married.

     The business experience of each director, executive officer and key employee is summarized below.

MR. STEVE ANTRY, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS, is Beta's founder. In addition, Mr. Antry founded Beta Capital Group, Inc., a financial consulting firm in November 1992, and was its President through June 1997. Beta Capital Group, Inc. specializes in selecting and working with emerging oil and gas exploration companies which have production and drilling prospects strategic for rapid growth yet also need capital and market support to achieve that growth. Most recently, Mr. Antry orchestrated and implemented the restructuring of Pease Oil and Gas Company, NASDAQ: WPOG, and remains a Director. Mr. Antry remains Chairman of the Board of Directors of Beta Capital Group, Inc., but resigned as its President to devote his full attention to Beta. Before forming Beta Capital Group, Inc., Mr. Antry was an early officer of Benton Oil & Gas Company, NYSE: BNO, from 1989 through 1992, ultimately becoming President of a wholly owned subsidiary. Before Benton, Mr. Antry was a Marketing Director for Swift Energy, NYSE: SFY, from 1987 through 1989. Mr. Antry began working in the oil fields in Oklahoma in 1974. He has served in various exploration management capacities with different companies, including Warren Drilling Company, as Vice President of Exploration and Nerco Oil and Gas, a division of Pacific Power and Light, where he served as Western Regional Land Manager. Mr. Antry is a member of the International Petroleum Association of America "IPAA", serving on the Capital Markets Committee and has B.B.A. and M.B.A. degrees from Texas Christian University.

MR. R. THOMAS FETTERS, MANAGING DIRECTOR OF EXPLORATION, AND DIRECTOR, spent 17 years with Exxon ultimately achieving the position of Exploration Planning Manager, Exxon U.S.A. Other notable positions held include Exploration Manager for Exxon Australia "ESSO" and Division Manager of Research in Houston and Chief Geologist, Exxon Production Malaysia. Mr. Fetters was President and Chief Executive Officer of CNG Producing Co. in New Orleans from 1983 through 1989 and President of XCL-China, Ltd. from 1989 through 1995. From 1995 through 1997, he served as Senior Vice President of National Energy Group and also currently sits on the Board of XCL, Ltd.. He earned his B.S./M.S. in Geology from the University of Tennessee in 1966.

MR. J. CHRIS STEINHAUSER, CHIEF FINANCIAL OFFICER AND DIRECTOR, joined Beta in January 1998. He is a Certified Public Accountant in the State of Colorado, who began his career with Peat, Marwick, Mitchell & Co. from 1981 through 1984. Since that time, Mr. Steinhauser was primarily, September 1987 through January, 1998, with Sharon Energy Ltd. and Sharon Resources, Inc., their operating subsidiary, ultimately serving as Executive Vice President and Chief Financial Officer of the parent and President, COO and Director of the subsidiary. He is experienced in financial and SEC reporting, shareholder communications, tax filings, and all other aspects of a public oil and gas exploration and production company. He received his BBA from University of Southern California in 1981 and conducted graduate studies at the University of Denver Graduate Tax Program in 1985.

MR. JOE C. RICHARDSON, JR., DIRECTOR, graduated from Texas A&M with B.S. degrees in Petroleum Engineering and Mechanical Engineering in 1950 when he started his career with Shamrock Oil and Gas in Amarillo, Texas. In 1961, Mr. Richardson formed an oil, gas, refining, and compressor equipment fabrication company and, in 1968, co-founded a public oil and gas company that was later merged with Worldwide Energy, Inc. Mr. Richardson has been an officer and/or director of several successful public and private companies including Pyro Energy, Inc. (NYSE), Consolidated Oil & Gas (AMEX), Texoil, Inc. (NASDAQ), and Corporate Systems Corporation. He is a Regent Emeritus of the Texas A&M University System, past President of the Texas A&M Twelfth Man Association, and was honored in 1989 with the University's Distinguished Alumni Award. He currently serves on the University Presidents' Advisory Board and the Engineering Advisory Council. Mr. Richardson is a registered engineer in the state of Texas and a member of the IPAA. The Petroleum Engineering Building on the campus of Texas A&M University, completed in 1990, was named in his honor.

MR. STEPHEN L FISCHER, VICE PRESIDENT OF CAPITAL MARKETS, has been Vice President of Beta Capital Group, Inc. since March 1996 and from April 1996 through March 1998 he was also a registered representative of Signal Securities, Inc., a registered broker-dealer. Between 1991 and before joining Beta Capital Group, Inc. in 1996, Mr. Fischer was a Registered Representative of Peacock, Hislop, Staley & Given, an Arizona based investment banking firm. Since 1983, Mr. Fischer has held various positions in the financial services industry in investment banking, retail, and institutional sales, with a special emphasis on the oil and gas exploration sector.

MS. LISA ANTRY, SECRETARY AND TREASURER, was Executive Vice President of Beta Capital Group, Inc. from July 1994 through June 1997. In June 1997, she was appointed President of Beta Capital Group, Inc. upon the resignation of Mr. Antry. Ms. Antry has in excess of 15 years of finance, accounting, and tax experience. Before Beta Capital Group, Inc., she served as Corporate Planning Manager for United California Savings Bank from 1988 to July 1994. Ms. Antry also served United California for several years as its Finance and Tax Manager and worked at Priority Records, a recording and distribution company, as its Controller. Ms. Antry received her B.B.A. from Stephen F. Austin University in 1984 and her M.B.A. from Pepperdine University in 1991.

MR. LAWRENCE W. HORWITZ, DIRECTOR, is a founding partner of Horwitz & Beam, an Irvine, California law firm primarily representing Orange County business concerns in high technology industries. His experience includes virtually all legal issues associated with mergers, acquisitions and the raising of private and public capital. Within the last three years, Mr. Horwitz's practice has increasingly focused upon the legal and business issues associated with utilizing mergers and acquisitions to achieve NASDAQ listing status. Mr. Horwitz is a graduate of the University of California at Berkeley (B.S. 1981) and of Boalt Hall School of Law, University of California at Berkeley (J.D.
1984). Mr. Horwitz was admitted to the bar in both Texas and California in 1984. Lawrence Horwitz commenced his career in Dallas, Texas where he was involved in a number of private and public offerings involving oil and gas companies and related limited partnerships. He has represented public oil and gas concerns in both hostile takeovers, as well as mutually negotiated acquisitions. Before forming Horwitz & Beam, Mr. Horwitz practiced in the corporate and securities group of the Newport Beach law firm of Stradling, Yocca, Carlson & Rauth and was elected a partner at Hart, King & Coldren, also located in Orange County. Mr. Horwitz has been admitted to the U.S. Federal District Court, Central District of California and the U.S. Court of Appeals, Ninth Circuit.

MR. JOHN P. TATUM, DIRECTOR, joined Beta as a director in March 1999. Mr. Tatum has worked in the oil and gas industry since 1962, holding successive positions with Skelly Oil Company, Placid Oil Company, Hunt International Company and Hunt Energy Company. From 1980 to 1996, Mr. Tatum was employed with Triton Energy Corporation as Vice President (1980-82), Senior Vice President (1982-1991) and Executive Vice President (1991-96). As Senior Vice President for Triton Energy Corporation, Mr. Tatum was responsible for directing Triton's operations in Colombia, Thailand, New Zealand, Nepal, Gabor, Cote D'Ivoire and Argentina. Since 1996, Mr. Tatum has worked as an international oil & gas consultant. Mr. Tatum received his B.B.A. from the University of Texas in 1956 and conducted graduate studies at the Louisiana State University Graduate Business School.

BOARD COMMITTEES

     In September 1997, Beta initiated several steps to improve the corporate governance and direction of Beta.

     First, the Board of Directors established an executive committee whose purpose is to formulate and implement recommendations, strategies and actions which are intended to support and protect shareholder value. The executive committee is comprised of three voting members: Steve Antry, Beta's President and Chairman, Tom Fetters, a Director and consultant to Beta and Joe C. Richardson, Jr., an independent Director. The Board of Directors implemented these changes to enhance the decision making processes in all aspects of Beta's business. This committee did not meet during 1999.

     Second, the Board of Directors established an audit committee whose purpose is to oversee Beta's financial reporting and controls and to recommend the appointment of an independent auditor to the board each year. The audit committee is comprised of three voting members: Tom Fetters, a Director and consultant to Beta, Joe C. Richardson, Jr., an independent Director and John Tatum, an independent Director. This committee did not meet during 1999.

    In October 1998, the Board of Directors of Beta established a compensation committee of the Board of Directors. The compensation committee of the Board of Directors is responsible for formulating and recommending to the full Board of Directors the compensation paid to Beta's executive officers. The committee presently consists of two outside Directors, Joe C. Richardson Jr. and John P. Tatum. The compensation committee is discussed in more detail in the section entitled "Executive Compensation." This committee did not meet during 1999.

SECTION 16(a) COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires Beta's directors and officers to file periodic reports with the SEC. These reports show the directors' and officers' ownership, and the changes in ownership, of Beta's common stock and other equity securities. To the best of our knowledge, all Section 16(a) filing requirements have been complied with during 1999.

ITEM 11. EXECUTIVE COMPENSATION

                         SUMMARY COMPENSATION TABLE

     The following table will inform you about the compensation earned by Beta's executive officers for services rendered to Beta during the fiscal years ended December 31, 1997,1998 and 1999. No other executive officer's cash compensation exceeded $100,000 for the periods presented.

                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                                              OTHER             AWARDS-
                                                                              ANNUAL           RESTRICTED        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR           SALARY           BONUS         COMPENSATION      STOCK AWARDS      COMPENSATION
                                             ($)              ($)               ($)                #                ($)
Steve Antry
Chief Executive Officer         1999     $  150,000       $    28,184     $    9,597(4)             25,000    $   11,250(3)
                                         ============     ===========     =============    ===============    =============
and Chairman of the             1998     $  150,000       $         0     $    2,600(4)             25,000    $    9,343(3)
                                         ============     ===========     =============    ===============    =============
Board of Directors (2)          1997     $   34,522(1)    $         0     $        0                    0     $    2,294(3)
                                         ============     ===========     =============    ===============    =============


(1) Mr. Antry's annual salary is $150,000. Mr. Antry's salary commenced in October of 1997. Therefore his salary for 1997 was as presented above.

(2) Mr. Antry directly owns, jointly with his wife, who is also an officer of Beta, 1,500,000 shares of common stock. Mr. Antry subscribed to the common stock on June 23, 1997 at a price of $0.05 per share.

(3) Represents payments toward annual car allowance per the terms of Mr. Antry's contract of employment with Beta.

(4) Represents Beta's matching contributions toward Mr. Antry's Simple IRA retirement plan and medical and dental premiums paid.

     Beta's Bylaws state that non-employee Directors of Beta shall not receive any stated salary for their services, but, by resolution of the Board of Directors, a fixed sum and expense of attendance, if any, may be allowed for attendance at each regular and special meeting of the Board of Directors. Beta has paid a total of $2,000 in attendance fees to its non-employee directors since inception. Beta maintains directors and officers liability insurance.

STOCK OPTIONS

Beta uses stock options as part of the overall compensation of Directors, officers and employees. We have included summary descriptions of our stock option plans so you can review the types of options we have granted and the significant features of our stock options.

In the following table, we show certain information with respect to stock options granted in 1999 to the named executive officers.

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                POTENTIAL REALIZABLE
                                                                              VALUE AT ASSUMED ANNUAL
                         INDIVIDUAL GRANTS                                      RATES OF STOCK PRICE
                                                                             APPRECIATION FOR OPTION TERM
---------------------------------------------------------------------------- ----------------------------
                                    PERCENT OF
                      NUMBER OF        TOTAL
                      SECURITIES     OPTIONS/     EXERCISE OR
   NAME               UNDERLYING   SARS GRANTED    BASE PRICE                     (1)          (1)
                       OPTIONS/    TO EMPLOYEES      ($/SH)      EXPIRATION     5% ($)       10% ($)
                         SARS        IN FISCAL                      DATE
                      GRANTED #        YEAR
-------------------- ------------- -------------- ------------- ------------- ------------ ------------
Steve Antry                25,000       26%              $6.00   12/31/2004       $41,442      $91,500
-------------------- ------------- -------------- ------------- ------------- ------------ ------------


(1) These amounts are calculated based on the indicated annual rates of appreciation and annual compounding from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. There is no assurance that the amounts reflected in this table will be achieved.

The following table shows certain information with respect to stock options exercised in 1998 by Beta's executive officers and the value of their unexercised stock options at December 31, 1999.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                   NUMBER OF SECURITIES
                                                           UNDERLYING         VALUE OF UNEXERCISED
                                                          UNEXERCISED             IN-THE-MONEY
                                                        OPTIONS/SARS AT       OPTIONS/SARS AT THE
                                                        FISCAL YEAR END         FISCAL YEAR END
                                                              (#)                     ($)
---------------------------------------------------- ----------------------- -----------------------
                            SHARES
                         ACQUIRED ON      VALUE           EXERCISABLE/            EXERCISABLE/
    NAME                 EXERCISE (#)  REALIZED ($)      UNEXERCISABLE           UNEXERCISABLE
Steve Antry                  None          None        25,000 exercisable                   $61,000
Steve Antry                  None          None        25,000 unexercisable                 $36,000
------------------------ ------------- ------------- ----------------------- -----------------------


(1) The value of in-the-money options is equal to the fair market value of a share of common stock at fiscal year-end ($7.44 per share), based on the last sale price of Beta's common stock, less the exercise price.

STOCK OPTION PLAN

    On August 20, 1999, the board of directors approved an incentive and non-statutory stock option plan which authorizes the Compensation Committee to grant stock option awards to officers, directors and employees. The plan is subject to shareholder approval. The plan provides, among other things, the following:

- The maximum number of shares which may be optioned and sold under the plan is 700,000 shares.

- The per share exercise price for common shares to be issued pursuant to the exercise of an option shall be no less than the fair market value of Beta's common stock as of the date of grant.

- The per share exercise price for common shares to be issued to persons owning more than 10% of the voting stock of Beta at the date of grant, shall be no less than 110% of the fair market value of Beta's common stock as of the date of grant.

- The maximum term of the options shall be a maximum of ten years or such lesser time period as the board of directors determines. The maximum time period for options to be issued to persons owning more than 10% of the voting stock of Beta at the date of grant shall be five years from the date of grant.

    The Compensation Committee of the board of directors granted 97,500 options to officers, directors and employees as of August 27, 1999 at an exercise price of $6.00 per share. All of the 97,500 options will expire on or before December 31, 2004.

     The Stock Option Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of nonstatutory stock options to directors who are not employees and consultants. In the case of employees who receive incentive stock options which are first exercisable in a particular calendar year whose aggregate fair market value exceeds $100,000, the excess of the $100,000 limitation shall be treated as a nonstatutory stock option under the Stock Option Plan.

     The Stock Option Plan is being administered by the Compensation Committee appointed by our board of directors. This committee consists of two directors, Joe C. Richardson, Jr. and John Tatum, neither of whom are employees of Beta. As such, under Rule 16b-3, the grant of such stock options under the Stock Option Plan to officers and directors who are our employees is exempt from the short swing profits provisions under Section 16(b) of the Securities Exchange Act of 1934 ("1934 Act").

     This committee has the power, subject to the approval of our board of directors, to determine the terms of the options granted, including the number of shares subject to each option, the exercisability and vesting requirements of each option, and the form of consideration payable upon the exercise of such option (i.e., whether cash or exchange of existing shares of Beta common stock in a cashless transaction or a combination thereof).

     A maximum of 700,000 shares of Beta common stock (which amount is subject to adjustment for stock splits, stock dividends, combinations or reclassification of the Beta common stock) are reserved for issuance under the Stock Option Plan. As of the date of this annual report, stock options exercisable for a total of 97,500 shares of Beta common stock have been granted to a total of 5 employees as incentive stock options. Of this amount, stock options for a total of 95,000 shares of Beta common stock have been granted to officers and directors who are employees. The average exercise price of such stock options is $6.00 per share, which represented an amount in excess of 110% of the fair market value of the average of the last reported highest bid and lowest asked prices quoted on the Nasdaq Small Cap Market on August 27, 1999, which was the date such stock options were granted.

     The Stock Option Plan requires that the exercise price of the stock options granted under such plan shall not be less than (but may be higher than) 100% of the fair market value per share as determined on the date of grant. However, if an employee who is granted a Stock Option owns, at the time of grant, stock representing move than 10% of the voting power of all classes of Beta Stock, the exercise price for options which are incentive stock options may not be less than 110% of the fair market value per share on the date of grant.

     So long as our stock is reported on the National Association of Securities Dealers, Inc. Automated System, the fair market value per share on the date of grant of a stock option under the Stock Option Plan shall be the average of the last reported highest bid and the lowest asked prices quoted on the Nasdaq Small Cap Market System on such date. If the Company's shares qualify in the future for designation on the Nasdaq National Market System, the fair market value per share shall be the closing price of the Beta common stock as reported on such system on the date of grant, or if our price is not quoted on such date, then the closing price as of the last immediately preceding day on which the closing price is so reported.

     The Stock Option Plan will continue in effect for 10 years from August 20, 1999 (i.e., the date first adopted by our board of directors), unless sooner terminated by our board of directors. Unless otherwise provided by our board of directors, the stock options granted under the Stock Option Plan will terminate immediately prior to the consum- mation of a proposed dissolution or liquidation of Beta.

     The options granted under the Stock Option Plan are for a period of not more than 10 years after the date of grant. However, in the case of an optionee who owns, at the time of grant, stock representing more than 10% of the combined voting power of all classes of Beta stock, the term of the options shall not be for more than five (5) years.

     Upon the termination of an optionee's as our employee, he/she must exercise his/her option within the period of time not exceeding three (3) months (as set forth in such stock option) after he/she ceases to be our employee. If an optionee becomes disabled and due to such disability ceases to be our employee, he/she must exercise his/her option within the period of time not exceeding 12 months (as set forth in such stock option). Upon the death of an optionee whose employment by us was not terminated prior to such event, the optionee's estate or person acquiring the right to exercise such option by bequest or inheritance may exercise such option at any time within 12 months following the date of such optionee's death but only to the extent that the optionee could have exercised such option (under its terms) if his/her employment had continued uninterrupted for such 12 month period.

     The options granted under the Stock Option Plan may only be exercised by the optionee during his/her lifetime and are not transferable except by will or by the laws of descent and distribution. The shares of Beta common stock transferred to an optionee as a result of the exercise of a stock option are "restricted securities" under Rule 144 as promulgated under the 1933 Act and may only be resold or transferred in compliance with such rule and the registration requirements or an exemption from such requirements under the 1933 Act.

RETIREMENT PLAN

    Beta maintains a Savings Incentive Match Plan for Employees (SIMPLE IRA
Plan) for eligible employees. Currently, all Beta employees are eligible to participate.

    Beta presently makes matching contributions to employee accounts in an amount equal to the elective contribution made by each employee, not to exceed, however, 3% of each employee's salary during any calendar year. All contributions to employees' accounts are immediately 100% vested and become the property of each employee at the time of contribution, including employer contributions and income-deferral contributions. During 1999, Beta contributed an aggregate of $12,246 to the accounts of 5 employee participants. Of this amount, $5,397 was allocated to Mr. Antry's account.

EMPLOYMENT CONTRACTS

    Beta has executed an employment contract dated June 23, 1997 with its President and Chairman of the Board, Mr. Steve Antry. The contract provides for an indefinite term of employment at an annual salary of $150,000 commencing in October of 1997 and an annual car allowance of up to $12,000. The contract may be terminated by Beta without cause upon the payment to Mr. Antry of the following:

       (a) Options to acquire the common stock of Beta in an amount equal to 10% of the then issued and outstanding shares containing a five year term, piggyback registration rights and an exercise price equal to 60% of the fair market value of the shares during the sixty day period of time preceding the termination notice, such amount not to exceed $3.00 per share.

       (b) A cash payment equal to two times the aggregate annual compensation.

       (c) In the event of termination without cause, all unvested securities issued by Beta to Mr. Antry shall immediately vest and Beta shall not have the right to terminate or otherwise cancel any securities issued by Beta to Mr. Antry.

     During the period from inception, June 6, 1997 through December 31, 1997, and for the years ended December 31, 1998 and 1999, R. Thomas Fetters, a director of Beta was paid $20,000, $60,000 and $75,000, respectively, pursuant to a consulting contract for exploration related services. Beta had a consulting agreement with Mr. Fetters which provides that he will provide part time geologic services to Beta for $5,000 per month. The agreement provided that Mr. Fetters serve as a director during the term of the agreement. It further provides that if Mr. Fetters is offered a full time position with Beta, his compensation will be increased to a salary of $125,000 per year. The agreement was terminated by mutual agreement effective January 1, 2000. Mr. Fetters is now a full time employee of Beta at an annual salary of $92,500 for 2000 increasing to $125,000 in 2001.

     On June 23, 1997, Beta entered into an employment agreement with Steve Fischer, a shareholder. The agreement provides for an annual salary of $60,000 for a two year term commencing March 1, 1999. Under the contract, Mr. Fischer provides services as Vice President of Capital Markets. Under separate agreement, Mr. Fischer subscribed to 350,000 shares of Founders Shares at price of $0.05 per share. The subscription agreement provides that the shares shall vest over a three year period.

     On January 27, 1998, Beta issued 100,000 common stock purchase warrants exercisable at a price of $3.75 per share to J. Chris Steinhauser, the Chief Financial Officer of Beta. The warrants vest as follows:

(a)  25,000 warrants vested immediately

(b)  25,000 shall vest upon the first anniversary of the employee's employment.

(c)  25,000 shall vest upon the second anniversary of employment

(d)  25,000 shall vest upon the third anniversary of employment

     If the officer ceases employment during the vesting period, all nonvested warrants shall be forfeited. The warrants shall expire on January 23, 2003.

REPORT OF THE COMPENSATION COMMITTEE

     During 1999, the members of the Compensation Committee were Joe C. Richardson, Jr. and John P. Tatum, outside Directors of Beta.

    Our Compensation Committee is responsible for formulating and recommending to the full Board of Directors the compensation paid to Beta's executive officers, including Mr. Antry, the president and chairman. We generally review executive compensation on an annual basis. In reviewing the overall compensation of our executive officers, we consider the following components of executive compensation:

-    base salaries;
-    stock option grants;
-    cash bonuses;
-    insurance plans; and
-    contributions by Beta to the retirement plan.

    In establishing the compensation paid to our executives, we emphasize providing compensation that will (1) motivate and retain the executives and reward performance, (2) encourage the long term success of Beta, and (3) encourage the application of prudent decision making processes in an industry marked by volatility and high risk. Historically, we have evaluated compensation paid to our executive officers based upon the following factors:

-    the growth in Beta's oil and gas reserves;
-    the market value of Beta's common stock;
-    cash flow;
- the extent to which the executive officers have been successful in finding and creating opportunities for Beta to participate in drilling or acquisition ventures having quality prospects;
- the ability of our executives to formulate and maintain sound budgets for drilling ventures and other business activities;
-    the overall financial condition of Beta;
-    the extent to which proposed business plans are met; and
- by comparing the compensation packages of our executive officers with the compensation packages of executive officers of other companies similar to Beta.

    We do not assign relative weights or rankings to these factors. Instead, we make subjective determinations based upon a consideration of all of these factors.

    In establishing base salaries for the executive officers, we have not relied on independent consultants to analyze or prepare formal surveys for us. However, we do make informal comparisons of our executives' compensation with the compensation paid to executives of other publicly and privately held companies similar to Beta. We also rely on our general knowledge and experience in the oil and gas industry, focusing on a subjective analysis of each of our executive's contributions to Beta's overall performance. In addition, we take into account the fact that we do not provide significant perquisites to our executive officers. While specific performance levels or "benchmarks" are not used to establish salaries or grant stock options, we do take into account historic comparisons of Beta's performance. With respect to awards of stock options, we attempt to provide the executives with an incentive compensation vehicle that could result in future additional compensation to the executives, but only if the value of our common stock increases for all stockholders. All stock options are granted with exercise prices equal to or greater than the fair market value of the common stock on the date of grant. When awarding stock options, we consider the number of options granted on prior occasions and the length of time between option grants.

    We awarded a $25,000 cash bonus paid to Mr. Antry in July, 1999. In August 1999, we also granted stock options to Mr. Antry to purchase 25,000 shares of common stock at an exercise price of $6.00 per share, which was in excess of 110% of the fair market value of our common stock on the date of grant. The previous grant of a stock option/warrant to Mr. Antry was in March, 1998 when we granted to him a stock warrant to purchase 25,000 shares of common stock. Mr. Antry had previously received no grants of stock options or warrants.

    In reviewing the overall compensation of Mr. Antry in 1999, we took into account the fact that Mr. Antry has never received an increase in his salary since starting with Beta in 1997. We further considered Beta's overall financial condition and its successful initial public offering in July 1999, and the individual contributions made by Mr. Antry. Throughout 1998 and during most of 1999, Beta was faced with a precipitous downturn in the oil and gas industry. While many of our competitors experienced insurmountable financial problems or ceased active drilling operations altogether, we believe the insight, experience and leadership of Mr. Antry has been instrumental in keeping Beta positioned to survive the adverse effects of a severe industry downturn and complete a successful initial public offering of Beta's commons stock. In August, 1999, we awarded Mr. Antry a stock option to purchase 25,000 shares of common stock. We feel that the stock option awards to our executive officers, including Mr. Antry, act as a catalyst to advancing the financial interests of stockholders along with those of management. It is our conclusion that the amount and types of compensation currently being paid to our executive officers are sufficient to motivate them and encourage their efforts to increase the value of Beta for all stockholders.

    Provisions of the Internal Revenue Code that restrict the deductibility of certain compensation over one million dollars per year has not been a factor in our considerations or recommendations.

Joe C. Richardson, Jr. John P. Tatum

PERFORMANCE GRAPH

The information required pursuant to Item 402 (l) of Regulation S-K is incorporated by reference into Beta's Definitive Annual Proxy Statement which will be filed with the SEC within 120 days of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table will inform you, as of March 8, 2000, about the beneficial ownership of shares of Beta's common stock held by each person who beneficially owns more than 5% of the outstanding shares of the common stock, each person who is a director or officer of Beta and all persons as a group who are officers and directors of Beta, and as to the percentage of outstanding shares held.

                                                                            APPROXIMATE              APPROXIMATE
                                                  SHARES BENEFICIALLY     PERCENT OF CLASS         PERCENT OF CLASS
NAME OF BENEFICIAL OWNER                          OWNED (1)               BEFORE THE MERGER        AFTER THE MERGER(2)
---------------------------------------------     --------------------    -----------------        -------------------
Mr. Steve Antry
Mrs. Lisa Antry, Jointly
901 Dove Street, #230
Newport Beach, CA  92660                                 1,565,000(3)            15.79%                   12.87%

Mr. R. Thomas Fetters
901 Dove Street, #230
Newport Beach, CA  92660                                   375,000(4)            3.78%                    3.08%

Mr. Lawrence W. Horwitz
2 Venture Plaza,
Suite 350
Irvine, CA  92618                                           90,000(5)            0.91%                    0.74%

Mr. Joe C. Richardson Jr.
901 Dove Street, #230
Newport Beach, CA  92660                                   400,000(6)            4.04%                    3.29%

Mr. Stephen L. Fischer
901 Dove St., #230
Newport Beach, CA  92660                                   390,000(7)            3.93%                    3.21%

Mr. J. Chris Steinhauser
901 Dove Street, #230
Newport Beach, CA  92660                                   140,000(8)            1.41%                    1.15%

Mr. John P. Tatum
901 Dove Street, #230
Newport Beach, CA  92660                                    68,500(9)            0.69%                    0.56%
                                                        ----------              -----                    -----
All officers, key persons and directors as
a group    (8 persons)                                   3,028,500(10)          30.55%                   24.90%
                                                        ==========              =====                    =====


Certain of the shareholders in this table have agreed that they will not sell their shares representing 2,670,000 of the 2,915,000 of the total beneficial shares held until July 1, 2000.

(1) Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers. Securities not outstanding, but included in the beneficial ownership of each such person are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing percentage of the class owned by any other person.

(2)      Assumes the issuance of the 2,250,000 shares in the merger.

(3) Mr. Steve Antry and Mrs. Lisa Antry, husband and wife, own 1,500,000 shares as community property. This also includes 25,000 shares of common stock underlying presently exercisable stock warrants. The warrants are exercisable at $5.00 per share and expire on March 12, 2003. In addition, this includes 40,000 shares of common stock underlying stock options which are expected to become exercisable within 60 days. The options are exercisable at $6.00 per share and expire on December 31, 2004.

(4) Mr. Fetters subscribed to 350,000 shares of Beta's common stock "founder shares." In addition, this includes 25,000 shares of common stock underlying stock options which are expected to become exercisable within 60 days. The options are exercisable at $6.00 per share and expire on December 31, 2004.

(5) Mr. Horwitz subscribed to 50,000 founder shares. In addition, Horwitz & Beam with whom the director is a shareholder, subscribed to 20,000 founders shares. In addition, this includes 20,000 shares of common stock underlying presently exercisable stock warrants. The warrants are exercisable at $6.00 per share and expire on September 1, 2004.

(6)      Mr. Richardson subscribed to 400,000 founder shares.

(7) Mr. Fischer subscribed to 350,000 founder shares. This also includes 25,000 shares of common stock underlying presently exercisable stock warrants. The warrants are exercisable at $5.00 per share and expire on March 12, 2003. In addition, this includes 15,000 shares of common stock underlying stock options which are expected to become exercisable within 60 days. The options are exercisable at $6.00 per share and expire on December 31, 2004.

(8) This represents 100,000 shares of common stock underlying stock warrants which shall expire on January 27, 2003. On January 27, 1998, Beta issued 100,000 common stock purchase warrants exercisable at a price of $3.75 per share to J. Chris Steinhauser, the chief financial officer of Beta. This also includes 25,000 shares underlying presently exercisable stock warrants which were granted to Mr. Steinhauser. The warrants are exercisable at $5.00 per share and expire on March 12, 2003. In addition, this includes 15,000 shares of common stock underlying stock options which are expected to become exercisable within 60 days. The options are exercisable at $6.00 per share and expire on December 31, 2004.

(9) Mr. Tatum owns 18,500 shares of common stock and 50,000 shares underlying common stock warrants which are exercisable at a price of $5.00 and which expire April 1, 2004.

(10) Includes 340,000 shares of common stock underlying stock warrants and options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the period from inception, June 6, 1997, through December 31, 1997, a director of Beta, Mr. R.T. Fetters, was paid $20,000 per a consulting contract for management and geologic evaluation services. Mr. Fetters received $60,000 and $75,000, respectively, in consulting fees during the years ended December 31, 1998 and 1999. In addition, on June 23, 1997, the director subscribed to 350,000 founder shares of Beta's common stock at a price of $0.05 per share.

     A second director of Beta, Mr. Larry Horwitz, subscribed to 50,000 founder shares at a price of $0.05 per share. In addition, a legal firm with whom the director is a shareholder, subscribed to 20,000 founder shares at a price of $0.05 per share. The legal firm also received a warrant to purchase 20,000 shares of Beta's common stock at a price of $6.00 per share. The warrants shall expire on September 1, 2004 if unexercised. The legal firm has represented Beta as general counsel.

     A third director of Beta, Mr. Joe C. Richardson, Jr., subscribed to 400,000 founder shares at price of $0.05 per share.

    A fourth director of Beta, Mr. John P. Tatum, is a partner with Dyad Petroleum Company in Midland, Texas. Beta has purchased a 20% interest in a property owned by an affiliate of Dyad at a cost of $100,000 in January 1999, prior to the time Mr. Tatum joined Beta as a director.

     Beta entered into an expense sharing agreement with Beta Capital Group, Inc., a company owned by the President and Chairman of the Board, and the Treasurer of Beta. The agreement provides for the allocation and reimbursement of certain office expenses such as office rent, secretarial support, office supplies, marketing materials, telephone charges between Beta and Beta Capital Group, Inc. During the period from inception through December 31, 1997 Beta made payments totaling $9,940 to Beta Capital Group, Inc. in connection with this agreement. During the year ended December 31, 1998 Beta paid $17,000 in connection with this agreement. As of March 16, 1999, this agreement was terminated because Beta Capital Group, Inc. became inactive.

     Effective October 1, 1997, Beta assumed the lease rights and lease obligations which were previously the rights and obligations of Beta Capital Group, Inc. by renewing the lease via an existing Option to Extend. Beta Capital Group, Inc. is an affiliate of Steve Antry, chairman and president of Beta, and Lisa Antry, Beta's treasurer. Beta Capital Group, Inc. no longer occupies the suite. Beta believes that the terms of the lease are as favorable as Beta could obtain from an unrelated third party. The lessor is an unrelated third party. The lease obligation was approximately $2,700 per month and expired on September 30, 1999.

     There are no outstanding loans to officers, directors and related persons. The present policy of Beta does not permit loans to officers, directors and related persons.

     All future transactions with affiliates of Beta are to be on terms no less favorable than could be approved by a majority of the directors including the majority of disinterested directors. Management of Beta believes that all past related party transactions were as favorable to the Company or its affiliates as those generally available from unaffiliated third parties. At the time these transactions were entered into, Beta lacked sufficient disinterested independent directors to ratify the transactions. However, Beta has now obtained ratification from its independent, disinterested directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

For a list of Financial Statements and Schedules, see "Index to the Financial Statements and Schedules" on page F-1, and incorporated herein by reference.

(b) Beta filed two reports on Form 8-K during the fourth quarter ended December 31, 1999:

                   DATE               ITEM REPORTED                   SUBJECT
           October 14, 1999      Item 5. Other Events     Red River Merger Letter of Intent
           December 1, 1999      Item 5. Other Events     Red River Agreement and Plan of Merger


(c) The following exhibits are filed as a part of, or incorporated by reference to, this annual report on Form 10-K:

          4.2  Form of One Year Lock-up Agreement for Bridge Note Holders*
          3.1  Original and Amended Articles of Incorporation of Registrant.*
          3.2  Amended and Restated Bylaws of the Registrant, Dated January 5,
               1999.*
          5.1  Legal Opinion As To The Legality Of The Securities Being
               Registered .*
         10.1  Formosa Grande Prospect Agreement, Dated August 1, 1997.*
         10.2  Texana Prospect Agreement, Dated July 15, 1997. *
         10.3  Ganado Prospect Agreement, Dated November 1, 1997. *
         10.4  T.A.C. Resources Agreement, Dated January 21, 1998. *
         10.5  Lapeyrouse Prospect Agreement, Dated October 13, 1997. *
         10.6  Rozel (Transition Zone) Prospect Agreement, Dated February 24,1998. *
         10.7  Stansbury Basin (Australia) Prospect Agreement, Dated February 1998. *
         10.8  Agreement With Jim Frimodig (Norcal), Dated October 27, 1997. *
         10.9  Steve Antry Employment Agreement, Dated June 23,1997. *
        10.10  Steve Fischer, Employment Agreement, Dated June 23, 1997.*
        10.11  J. Chris Steinhauser Warrant Agreement, Dated January 27, 1998.*
        10.12  R.T. Fetters Consulting Agreement, Dated June 23, 1997. *
        10.13  Office Lease, Dated October 1997.*
        10.14  BWC Prospect Agreement, Dated April 1, 1998. *
        10.15  Dahlia Financial Limited Consulting Agreement, Dated September 5, 1997.*
        10.16  St. Cloud Investments, Ltd., Dated March 12, 1998. *
        10.17  Beta Oil & Gas / Beta Capital Group Reciprocal Agreement. *
        10.18  Horwitz & Beam Legal Representation Letter, Dated June 23, 1997 *
        10.19  Cobra Prospect Agreement Dated January 6, 1999*
        10.20  Redfish Prospect Agreement Dated January 6, 1999*
        10.21  Shark Prospect Agreement Dated January 6, 1999*
        10.22  Cheniere Energy, Inc. Option Agreement Dated January 6, 1999*
        10.23  Dyad-Australia, Inc. Agreement Dated January 25, 1999*
        10.24  Note and Common Stock Purchase Agreement Dated January 20, 1999*
        10.25  Note and Common Stock Purchase Agreement Dated March 19, 1999*
        10.26  Northeast Hitchcock Agreement Dated July 30, 1999**
        10.27  Sarah White Agreement Dated July 30, 1999 **
        10.28  Agreement and Plan of Merger by and Between Red River and Beta ***

           99  The Amended 1999 Incentive and Nonstatutory Stock Option Plan ***
           27  Financial Data Schedule **

*    Incorporated by reference to Registration No. 333-68381

**   Filed with this 10-K.

*** Incorporated by reference to Beta's 14A Preliminary Proxy Statement dated January 12, 2000

                              BETA OIL & GAS, INC.

INDEX                                                                        PAGE
AUDITORS' REPORT  .........................................................
CONSOLIDATED BALANCE SHEETS  ..............................................
CONSOLIDATED STATEMENTS OF OPERATIONS  ....................................
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY  ..........................
CONSOLIDATED STATEMENTS OF CASH FLOWS   ...................................
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  ...............................
UNAUDITED SUPPLEMENTARY PETROLEUM AND NATURAL GAS RESERVE INFORMATION .....


                          INDEPENDENT AUDITOR'S REPORT

The Shareholders and Board of Directors
Beta Oil & Gas, Inc.
Newport Beach, California

     We have audited the accompanying consolidated balance sheets of Beta Oil & Gas, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related statements of operations, shareholders' equity, and cash flows for the period from inception (June 6, 1997) to December 31, 1997, and the years ended December 31, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beta Oil & Gas, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the period from inception (June 6, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP

Certified Public Accountants

Orange, California
February 22, 2000

                              BETA OIL & GAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           DECEMBER 31,         DECEMBER 31,
                                                                                1998                 1999
                                                                          -------------        --------------
CURRENT ASSETS:
         Cash and cash equivalents                                         $    198,043         $  1,448,655
         Accounts receivable -
             Oil and gas sales                                                        -              745,493
             Other                                                                9,678                1,178
         Prepaid expenses                                                        14,951              104,241
                                                                           ------------         ------------
                  Total current assets                                          222,672            2,299,567
                                                                           ------------         ------------
OIL AND GAS PROPERTIES, at cost (full cost method):
         Evaluated properties                                                 3,387,300            9,810,198
         Unevaluated properties                                              11,466,695           12,091,627
         Less-accumulated depletion and impairments                          (1,670,691)          (3,797,227)
                                                                           ------------         ------------
                  Net oil and gas properties                                 13,183,304           18,104,598
                                                                           ------------         ------------
FURNITURE, FIXTURES AND EQUIPMENT, at cost,
         Less - accumulated depreciation of  $13,413 and $26,072 at
                December 31, 1998, and 1999, respectively                        22,943               12,231

OTHER ASSETS                                                                    166,028              465,079

DEFERRED OFFERING COSTS                                                          23,524                    -
                                                                           ------------         ------------
                                                                           $ 13,618,471         $ 20,881,475
                                                                           ============         ============

                                  (CONTINUED)

                              BETA OIL & GAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         DECEMBER 31,         DECEMBER 31,
                                                                              1998                 1999
                                                                         ------------         ------------
CURRENT LIABILITIES:
       Premiums payable - current portion                                $          -         $     28,224
       Accounts payable, trade                                                310,770              225,174
       Payroll and payroll taxes payable                                        7,559               10,631
       Other accrued expenses                                                     800                1,270
                                                                         ------------         ------------
                  Total current liabilities                                   319,129              265,299
       Premiums payable                                                             -               27,939
                                                                         ------------         ------------
                  Total liabilities                                           319,129              293,238
                                                                         ------------         ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 7)                                       -                    -

SHAREHOLDERS' EQUITY:
       Common stock, $.001 par value 50,000,000 shares authorized
         7,029,492 and 9,400,124 shares issued and outstanding
         at December 31, 1998, and 1999,  respectively                          7,029                9,400
       Additional paid-in capital                                          15,878,386           28,549,313
       Accumulated deficit                                                 (2,586,073)          (7,970,476)
                                                                         ------------         ------------
                  Total shareholders' equity                               13,299,342           20,588,237
                                                                         ------------         ------------

                                                                         ------------         ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 13,618,471         $ 20,881,475
                                                                         ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              BETA OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE
                                              PERIOD FROM
                                               INCEPTION
                                               (JUNE 6,            THE YEAR          THE YEAR
                                               1997) TO              ENDED             ENDED
                                             DECEMBER 31,         DECEMBER 31,      DECEMBER 31,
                                                 1997                1998               1999
                                             -----------         -----------         -----------
REVENUES
  Oil and gas sales                          $         -         $         -         $ 1,199,480
                                             -----------         -----------         -----------
         COSTS AND EXPENSES:
  Lease operating expense                             -                    -              81,538
  General and administrative                    245,452              746,769           1,418,240
  Impairment expense                                  -            1,670,691           1,224,962
  Depreciation and depletion expense              1,530               11,883             914,233
                                             -----------         -----------         -----------
  Total costs and expenses                      246,982            2,429,343           3,638,973
                                             -----------         -----------         -----------
                                               (246,982)          (2,429,343)         (2,439,493)
         LOSS FROM OPERATIONS

         OTHER INCOME AND (EXPENSE):

  Interest expense                                    -                    -          (2,966,651)

  Interest income                                45,409               44,843              21,741
                                             -----------         -----------         -----------
         NET LOSS                            $ (201,573)         $(2,384,500)        $(5,384,403)
                                             ==========          ===========         ===========
         BASIC AND DILUTED LOSS                   ($.05)               ($.37)              ($.66)
         PER COMMON SHARE                    ==========          ===========         ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                     4,172,662            6,366,923           8,160,000
                                             ==========          ===========         ===========


             The accompanying notes are an integral part of these
                     consolidated financial statements

                                BETA OIL & GAS, INC.
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                        COMMON STOCK
                                                --------------------------         ADDITIONAL                            TOTAL
                                                                                    PAID-IN         ACCUMULATED      SHAREHOLDERS'
                                                 SHARES           AMOUNT            CAPITAL          DEFICIT            EQUITY
                                                ---------       -----------      ------------      -------------     -------------
BALANCES,  June 6, 1997                                 -       $         -      $          -      $          -      $           -

Issuance of common stock, net of offering
costs                                           5,565,648             5,566         9,216,217                 -          9,221,783

Salary contributed to Beta                              -                 -            30,000                 -             30,000

Net loss                                                -                 -                 -          (201,573)          (201,573)
                                                ---------       -----------      ------------      -------------     -------------
BALANCES,  December 31, 1997                    5,565,648             5,566         9,246,217          (201,573)         9,050,210

Issuance of common stock, net of offering
costs                                           1,463,844             1,463         6,572,169                 -          6,573,632

Salary contributed to Beta                              -                 -            60,000                 -             60,000

Net loss                                                -                 -                 -        (2,384,500)        (2,384,500)
                                                ---------       -----------      ------------      -------------     -------------
BALANCES,  December 31, 1998                    7,029,492             7,029        15,878,386        (2,586,073)        13,299,342
                                                ---------       -----------      ------------      -------------     -------------


              The accompanying notes are an integral part of these
                      consolidated financial statements

                                BETA OIL & GAS, INC.
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (CONTINUED)

                                                        COMMON STOCK
                                                --------------------------         ADDITIONAL                            TOTAL
                                                                                    PAID-IN         ACCUMULATED      SHAREHOLDERS'
                                                 SHARES           AMOUNT            CAPITAL          DEFICIT            EQUITY
                                                ---------       -----------      ------------      -------------     -------------
BALANCES,  December 31, 1998                    7,029,492            7,029         15,878,386         (2,586,073)       13,299,342

 Issuance of shares for bridge note financing     459,000              459          2,647,641                  -         2,648,100

 Salary contributed to Beta                             -                -             10,000                  -            10,000

 Issuance of  warrants  to consultants                  -                -            126,890                  -           126,890

Warrants issued for properties                          -                -            102,135                  -           102,135

Issuance of shares for warrant exercises          446,142              446          2,052,174                  -         2,052,620

Issuance of shares in initial public
offering, net                                   1,465,490            1,466          7,732,087                  -         7,733,553

Net loss                                                -                -                  -         (5,384,403)       (5,384,403)
                                                ---------       -----------      ------------      -------------     -------------
BALANCES,  December 31, 1999                    9,400,124       $     9,400      $ 28,549,313      $  (7,970,476)    $  20,588,237
                                                =========       ===========      ============      =============     =============


              The accompanying notes are an integral part of these
                      consolidated financial statements

                               BETA OIL & GAS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE
                                                        PERIOD FROM
                                                         INCEPTION
                                                      (JUNE 6, 1997)       FOR THE           FOR THE
                                                            TO            YEAR ENDED        YEAR ENDED
                                                     DECEMBER 31, 1997 DECEMBER 31, 1998  DECEMBER 31, 1999
                                                     ----------------- -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $  (201,573)     $(2,384,500)        $(5,384,403)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:

      Depreciation and depletion                             1,530           11,883             914,233
      Amortization of notes payable
          discount and debt issuance costs                       -                -           2,754,000
      Impairment expense                                         -        1,670,691           1,224,962
      Warrants issued to consultants                             -                -             126,890
      Salary contributed to Beta                            30,000           60,000              10,000
  Changes in operating assets and liabilities:

       Accounts receivable                                       -           (9,678)           (736,993)
       Prepaid expenses                                     (2,599)         (12,352)            (89,290)
       Accounts payable,  trade                            807,474         (496,703)            (85,596)
       Commissions  payable                                 25,329          (25,329)                  -
       Accrued payroll                                      24,044          (16,485)              3,072
       Other accrued expenses                               14,000          (13,200)                470
                                                       -----------     ------------        ------------
            Net cash provided by (used in)
                              Operating activities         698,205       (1,215,673)         (1,262,655)
                                                       -----------     ------------        ------------
CASH FLOWS FROM
INVESTING ACTIVITIES:

  Oil and gas property expenditures                     (5,900,794)      (8,928,201)         (6,945,695)
  Change in other assets                                         -         (166,028)           (299,051)
  Acquisition of furniture, fixtures & equipment           (33,595)          (2,762)             (1,947)
                                                       -----------     ------------        ------------
         Net cash used in investing activities          (5,934,389)      (9,096,991)         (7,246,693)
                                                       -----------     ------------        ------------


                                   (CONTINUED)

                                BETA OIL & GAS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                         FOR THE
                                                        PERIOD FROM
                                                         INCEPTION
                                                      (JUNE 6, 1997)       FOR THE           FOR THE
                                                            TO            YEAR ENDED        YEAR ENDED
                                                     DECEMBER 31, 1997 DECEMBER 31, 1998  DECEMBER 31, 1999
                                                     ----------------- -----------------  ----------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Proceeds from sale of common stock net                 9,221,783       6,548,632            7,733,553
  Proceeds from exercise of warrants                             -               -            2,052,620
  Proceeds from premiums payable                                 -               -               71,527
  Repayment of premiums payable                                  -               -              (15,364)
  Proceeds from bridge notes payable                             -               -            2,894,100
  Repayment of bridge notes                                      -               -           (3,000,000)
  (Increase) decrease in deferred offering costs                 -         (23,524)              23,524
                                                       -----------     -----------         ------------
        Net cash provided by financing activities        9,221,783       6,525,108            9,759,960
                                                       -----------     -----------         ------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS:                               3,985,599      (3,787,556)           1,250,612
CASH AND CASH EQUIVALENTS:
       Beginning of period                                       -       3,985,599              198,043
                                                       -----------     -----------         ------------
       End of period                                   $ 3,985,599     $   198,043         $  1,448,655
                                                       ===========     ===========         ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
       Cash paid for interest                           $        -      $        -          $   123,552
                                                       ===========     ===========         ============
       Cash paid for income taxes                       $        -      $        -          $     5,475
                                                       ===========     ===========         ============


    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                         FOR THE
                                                        PERIOD FROM
                                                         INCEPTION
                                                      (JUNE 6, 1997)       FOR THE           FOR THE
                                                            TO            YEAR ENDED        YEAR ENDED
                                                     DECEMBER 31, 1997 DECEMBER 31, 1998  DECEMBER 31, 1999
                                                     ----------------- -----------------  ----------------
Fair value of common stock issued for:
          Oil and gas properties                            $   -           $ 25,000            $    -


Fair value of warrants issued for:
          Oil and gas properties                            $   -           $     -             $102,135



              The accompanying notes are an integral part to these
                      consolidated financial statements

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    ORGANIZATION AND OPERATIONS

       THE COMPANY

Beta Oil & Gas, Inc. was incorporated under the laws of the State of Nevada on June 6, 1997 to participate in the oil and gas acquisition, exploration, development and production business in the United States and internationally. Beta's wholly owned subsidiary, BETAustralia, LLC, was formed on February 20, 1998 as a limited liability company under the laws of the State of California for the purposes of participating in the acquisition, evaluation and development of exploration blocks in Australia.

In November 1999, the Company formed the wholly owned subsidiary Beta Acquisition Company, Inc. under the laws of the State of Oklahoma to participate in oil and gas acquisitions in the United States.

       OPERATIONS

Since its inception, Beta has participated as a non-operating working interest owner in the acquisition of undeveloped leases, seismic options, lease options and foreign concessions and has participated in extensive seismic surveys and the drilling of test wells on its undeveloped properties. Further leasehold acquisitions and seismic operations are planned for 2000 and future periods. In addition, exploratory drilling is scheduled during 2000 and future periods on Beta's undeveloped properties. It is anticipated that these exploration activities together with others that may be entered into will impose financial requirements which will exceed the existing working capital of Beta. Management plans to raise additional equity and/or debt capital to finance its continued participation in planned activities. In the opinion of Beta management, current cash flow projections indicate that Beta can continue as a going concern even if additional financing is unavailable. However, if additional financing is not available, Beta will be compelled to reduce the scope of its business activities. If Beta is unable to fund planned expenditures, it may be necessary to:

1.   Forfeit its interest in wells that are proposed to be drilled;

2.   Farm-out its interest in proposed wells;

3. Sell a portion of its interest in prospects and use the sale proceeds to fund its participation for a lesser interest; and

4.   Reduce general and administrative expenses.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Beta and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

            USE OF ESTIMATES

Beta's financial statements are based upon a number of significant estimates, including oil and gas reserve quantities which form the basis for the calculation of amortization and impairment of oil and gas properties

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the estimated useful lives selected for furniture, fixtures and equipment.Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise that those for properties with long production histories.

       OIL AND GAS PROPERTIES

Beta follows the full cost method of accounting for oil and gas producing activities and, accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country by country basis. Unevaluated oil and gas properties are assessed for impairment either individually or on an aggregate basis. The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.

       JOINT VENTURES

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only Beta's proportionate interest in such activities. Beta is a non-operator in all of its oil and gas producing activities to date.

       REVENUE RECOGNITION

Revenue is recognized upon delivery of oil and gas production.

       FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment is stated at cost. Depreciation is provided on furniture, fixtures and equipment using the straight-line method over an estimated service life of three years.

         INCOME TAXES

Beta accounts for income taxes using the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.

       CONCENTRATIONS OF CREDIT RISK

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, the credit risk amounts shown in cash and accounts receivable do not take into account the value of any collateral or security. As of December 31, 1998 and 1999, Beta maintained cash in a bank that was approximately $98,000 and $1,352,085, respectively, in excess of the federally insured limit.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values for financial instruments under FAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of Beta's financial instruments, which includes all cash, accounts receivable and accounts payable, approximate the carrying values in the financial statements at December 31, 1998 and 1999.

       STOCK BASED COMPENSATION

Beta has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB25) and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION (FASB123), Beta will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by FASB123.

       LOSS PER COMMON SHARE

Basic earnings per share excludes dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares for all periods presented were anti-dilutive and excluded in the earnings per share computation.

       CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less.

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

       SEGMENT INFORMATION

Beta has adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." As defined in that Standard, Beta operates in only one segment, oil and gas exploration.

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)    SUMMARY OF OIL AND GAS OPERATIONS

Capitalized costs at December 31,1998 and 1999 relating to Beta's oil and gas activities are summarized as follows:

                                             DECEMBER 31, 1998                 DECEMBER 31, 1999
                                      ------------------------------      ------------------------------
                                      UNITED STATES         FOREIGN        UNITED STATES      FOREIGN
                                      -------------     ------------      -------------     ------------
Capitalized costs-
  Evaluated properties                $  1,763,082      $  1,624,218      $  8,128,928      $  1,681,270
  Unevaluated properties                11,426,732            39,963        11,973,532           118,095
  Less- Accumulated depreciation,
          Depletion, amortization
                and impairment             (46,473)       (1,624,218)       (2,115,957)       (1,681,270)
                                      -------------     ------------      -------------     ------------
                                      $ 13,143,341      $     39,963      $ 17,986,503      $    118,095
                                      ============      ============      ============      ============


Costs incurred in oil and gas producing activities are as follows:

                           INCEPTION (JUNE 6, 1997)                  YEAR ENDED                             YEAR ENDED
                           THROUGH DECEMBER 31, 1997               DECEMBER 31, 1998                     DECEMBER 31, 1999
                          ----------------------------        ----------------------------          ----------------------------
                          UNITED STATES       FOREIGN         UNITED STATES       FOREIGN           UNITED STATES       FOREIGN
                          -------------       --------        -------------       --------          -------------       --------
Property acquisition      $   3,835,540       $      -        $   2,808,123      $   323,463        $   1,810,331       $ 114,632
                          =============       ========        =============      ===========        =============       =========
Exploration               $   2,035,254       $ 30,000        $   4,510,897      $ 1,310,718        $   5,122,866       $      -
                          =============       ========        =============      ===========        =============       ========
Development               $           -       $      -        $           -      $         -        $           -       $      -
                          =============       ========        =============      ===========        =============       ========


                  UNEVALUATED OIL AND GAS PROPERTIES - UNITED STATES

As Beta's properties are evaluated through exploration, they will be included in the amortization base. Costs of unevaluated properties in the United States at December 31,1998 and 1999 represent property acquisition and exploration costs in connection with Beta's Louisiana, Texas and California prospects. The prospects and their related costs in unevaluated properties have been assessed individually and no impairment charges were considered necessary for the United States properties for any of the periods presented. The current status of these prospects is that seismic has been acquired, processed and is being interpreted on an ongoing basis on the subject lands within the prospects. Drilling commenced on the prospects in the first quarter of 1999 and will continue in future periods. As the prospects are evaluated through drilling in future periods, the property acquisition and exploration costs associated with the wells drilled will be transferred to evaluated properties where they will be subject to amortization.

                               BETA OIL & GAS, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNEVALUATED OIL AND GAS PROPERTIES - FOREIGN

Unevaluated costs incurred outside the United States represent costs in connection with the acquisition of properties in Australia.

    At December 31, 1998 and 1999, capitalized unevaluated properties consist of the following:

                         December 31, 1998           December 31, 1999
                         -----------------           -----------------
Unproved                        6,476,043                 7,056,414
Exploration                     4,990,652                 5,035,213
                            -------------             -------------
                               11,466,695                12,091,627
                            =============             =============


Management expects that planned activities for the year 2000 will enable the evaluation for approximately 30% of the costs as of December 31, 1999. Evaluation of 40% of the remaining costs is expected to occur in 2001 with the remaining 30% in 2002.

EVALUATED PROPERTIES - UNITED STATES

During the year ended December 31, 1998 Beta participated in the drilling of 6 wells within the United States. The property acquisition and exploration costs associated with the wells were transferred to evaluated properties and were evaluated for impairment. It was determined that the capitalized costs associated with the drilling of these properties exceed their net realizable value by $46,473. Accordingly, an impairment write-down of $46,473 was recorded for the year ended December 31, 1998. Since all of the proved reserves associated with the wells were non-producing or behind pipe and no production had occurred as of December 31, 1998, no depletion expense was recorded during the year ended December 31, 1998.

During the year ended December 31, 1999, Beta participated in the drilling of 19 wells within the United States. The property acquisition and exploration costs associated with the wells were transferred to evaluated properties. It was determined that the total costs in the U.S. evaluated properties cost pool exceeded their net realizable value. Accordingly, an impairment write-down of $1,167,910 was recorded for the year ended December 31, 1999. Production commenced during the year and depletion expense of approximately $901,573 was recorded.

EVALUATED PROPERTIES - FOREIGN

During 1998, Beta, through its wholly owned subsidiary, BETAustralia, LLC secured an option to participate for a 5% working interest in two petroleum licenses covering 2,798,000 acres (approximately 4,372 square miles). Per the terms of the option agreement, Beta exercised its option to earn a 5% working interest by participating in the drilling of two offshore test wells in the license areas. The wells were completed as dry holes. The property acquisition and exploration costs associated therewith totaling $1,624,218 were transferred to evaluated properties and charged to impairment expense during the year ended December 31, 1998. The exploration licenses expired in December 1998. Additional costs of $57,052 were transferred to and charged to impairment expense during 1999.

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)      BRIDGE NOTES - NOTES PAYABLE

During the year ended December 31, 1999 Beta completed the private placement of a $3,000,000 bridge promissory note financing to three institutional investors (the "1999 bridge financing"). In connection with the 1999 bridge financing, Beta granted the investors a security interest in all of Beta's assets. In addition, a total of 459,000 shares of Beta common stock were issued in connection with the 1999 bridge financing. The $3,000,000 in bridge notes was repaid in full with accrued interest on July 7, 1999 from the proceeds of Beta's initial public offering.

Beta received net cash proceeds of $2,835,000 from the bridge notes. The estimated fair market value of 429,000 shares of common stock issued in connection with the bridge note of $2,574,000 was treated as a discount and was amortized over the term of the promissory notes using the interest method. The estimated fair market value of 30,000 additional shares of common stock issued per the terms of the bridge note of $180,000 was immediately expensed as interest during the year ended December 31, 1999. Accordingly, Beta incurred additional interest expense of $2,754,000 because of the common stock issued in connection with the bridge notes. The debt issuance costs of the 1999 bridge financing of $89,100 were amortized as additional interest expense during the year ended December 31, 1999.

During the year ended December 31, 1999, Beta incurred interest expense of $2,966,651, substantially all of which related to the bridge notes. Interest expense related to the bridge notes for the 1999 period consists of the following:

Cash interest expense                                                                     $     120,555
Amortization of note discount and fair market value of 459,000 shares                         2,754,000
Amortization of deferred loan costs                                                              89,100
                                                                                          -------------
     Bridge note interest expense for the year ended December 31, 1999                    $   2,963,655
                                                                                          =============


The remaining $2,997 represents cash interest expense incurred in connection with financing insurance premiums.

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)    COMMON STOCK WARRANTS

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31, 1998 and 1999:


                                     12/31/1998      WARRANTS      WARRANTS        WARRANTS       12/31/1999        CALLABLE/NON-
  EXPIRATION DATE   EXERCISE PRICE     SHARES        EXERCISED     CANCELLED       GRANTED          SHARES            CALLABLE
  ---------------   --------------   ----------      ---------     --------        --------       ----------        ------------
    06/23/2002          $2.00         230,000        (50,000)          -               -            180,000         Non-Callable
    09/05/2002          $5.00         266,667        (15,270)          -               -            251,397         Non-Callable
    10/01/2002          $4.50          10,000           -              -               -             10,000         Non-Callable
    12/30/2002          $4.50         224,310        (56,180)          -               -            168,130         Non-Callable
    09/05/2002          $5.00         797,245       (324,692)          -               -            472,553         Callable (a)
    01/27/2003          $3.75         100,000           -              -               -            100,000     Non-Callable (c)
    02/04/2003          $5.00           2,000           -              -               -              2,000         Non-Callable
    03/12/2003          $5.00         230,100           -           (20,000)           -            210,100         Non-Callable
    03/12/2003          $7.50         100,000           -              -               -            100,000         Non-Callable
    03/13/2003          $7.50          50,000           -              -               -             50,000         Callable (b)
    03/12/2003          $7.00         121,383           -           (67,296)           -             54,087         Non-Callable
    03/12/2003          $7.50         365,958           -              -               -            365,958         Callable (b)
    04/08/2004          $5.00           -               -              -               50,000        50,000     Non-Callable (e)
    08/03/2004          $6.00           -               -              -               25,000        25,000         Callable (d)
    08/16/2004          $6.00           -               -              -               30,000        30,000         Non-Callable
    09/01/2004          $6.00           -               -              -               20,000        20,000         Non-Callable
    09/08/2004          $7.50           -               -              -              133,122       133,122         Non-Callable
    09/10/2004          $6.38           -               -              -                1,000         1,000      Non-Callable(f)
    09/14/2004          $6.00           -               -              -               50,000        50,000         Callable (d)
    11/02/2004          $6.38           -               -              -               10,000        10,000         Non-Callable
                                  -------------------------------------------------------------------------
                                    2,497,663       (446,142)       (87,296)          319,122     2,283,347
                                  =========================================================================


(a) Beta will be entitled to call these warrants at any time on and after the date that its common stock is traded on any exchange, including the NASD Over-the-Counter Bulletin Board, at a market price equal to or exceeding $7.00 per share for 10 consecutive trading days.

(b) Beta will be entitled to call these warrants at any time on and after the date that its common stock is traded on any exchange, including the NASD Over-the-Counter Bulletin Board, at a market price equal to or exceeding $10.00 per share for 10 consecutive trading days.

(c) On January 27, 1998, Beta issued 100,000 common stock purchase warrants exercisable at a price of $3.75 per share to an officer of Beta. The exercise price was equal to the market value of the common stock on the date of grant. The warrants vest as follows: (a) 25,000 warrants vested immediately; (b) 25,000 shall vest upon the first anniversary of the employee's employment (January 27,1998) with Beta; (c) 25,000 shall vest upon the second anniversary of employment; and (d) 25,000 shall vest upon the third anniversary of employment. If the officer ceases employment during the vesting period, all nonvested warrants shall be forfeited.

(d) Warrants issued in connection with the acquisition of evaluated oil & gas properties. Beta will be entitled to call these warrants at any time on and after the date that its common stock is traded on any exchange, including the NASD Over-the-Counter Bulletin Board, at a market price equal to or exceeding $12.00 per share for 10 consecutive trading days.

(e)    Warrants granted to a new director for services.

(f)    Warrants granted to an employee.

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       PRO FORMA INFORMATION

As stated in Note 2, Beta has not adopted the fair value accounting prescribed by FAS123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in the year ended December 31, 1998 and 1999 consistent with the provisions of FAS123, Beta's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                  DECEMBER 31, 1998        DECEMBER 31, 1999
                                                  -----------------        -----------------
                     Net loss                          $(2,473,000)             $(5,470,000)
                                                       ============             ============
                     Loss per common share                   $(.39)                   $(.67)
                                                             ======                   ======

During the year ended December 31, 1997, Beta did not grant exercisable warrants to employees. As a result, there would be no effect on Beta's net loss or net loss per share.

The fair value of each warrant is estimated on the date of grant using the minimum value option-pricing model in 1998 and the Black Scholes option pricing model for 1999 using the following assumptions:

                                                      1998              1999
                                                      ----              ----
         Expected volatility                           0%             54.42%
         Expected life in years                        2-3                2
         Dividends                                    None             None
         Risk free interest rate                      5.6%         5.07% - 5.84%


The weighted average fair value of the options on the grant dates was $4.31 per share for 1998 and $1.68 for 1999.

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

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES

Income tax (expense) for the period from inception through December 31, 1997 and the years ended 1998 and 1999 is comprised of the following:

                               INCEPTION
                          (JUNE 6, 1997) TO        YEAR ENDED            YEAR ENDED
                          DECEMBER 31, 1997     DECEMBER 31, 1998     DECEMBER 31, 1999
                          -----------------     -----------------     -----------------
Current:
         Federal              $       -             $       -             $       -
         State                        -                  (800)                 (800)
                              =========             =========             =========
                              $       -             $    (800)            $    (800)
                              =========             =========             =========
Deferred:
         Federal              $       -             $       -             $       -
         State                        -                     -                     -
                              =========             =========             =========
                              $       -             $       -             $       -
                              =========             =========             =========


The actual income tax (expense ) benefit differs from the "expected" tax (expense) benefit (computed by applying the U.S. Federal corporate income tax rate of 34% for each period) as follows:

                                    INCEPTION
                               (JUNE 6, 1997) TO        YEAR ENDED            YEAR ENDED
                               DECEMBER 31, 1997     DECEMBER 31, 1998     DECEMBER 31, 1999
                               -----------------     -----------------     -----------------
Amount of expected tax
  (expense) benefit                $  68,535             $ 810,458            $ 1,829,677
Non-deductible expenses                 (713)              (23,759)               (13,846)
State taxes, net                           -                  (800)                  (800)
Change in beginning balance
  of valuation allowance             (67,822)             (786,699)            (1,815,831)
                                   ---------             ---------            -----------
Total                              $       -             $    (800)           $      (800)
                                   =========             =========            ===========


                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The components of the net deferred tax asset recognized as of December 31, 1998 and 1999 are as follows:

                                                   DECEMBER 31,         DECEMBER 31,
                                                       1998                 1999
                                                 ----------------     ----------------
Long-term deferred tax assets (liabilities)
    Net operating loss carryforwards             $    1,714,694        $  3,989,087
    Furniture, fixtures and equipment                         -                (130)
    Oil and gas properties                             (605,173)           (695,387)
                                                 --------------        ------------
                                                      1,109,521           3,293,830
    Valuation allowance                              (1,109,521)         (3,293,830)
                                                 --------------        ------------
    Net long term deferred tax asset             $            -        $          -
                                                 ==============        ============


At December 31, 1999, Beta has net operating loss carryforwards of approximately $9,500,000 which expire in the years 2012 through 2019. Beta has California net operating loss carryforwards for the year ended December 31, 1999 of $8,600,000 which expire in 2005.

Utilization of the tax net operating loss carryforward may be limited in the event a 50% or more change in ownership occurs within a three year period.

(7) OTHER

       RELATED PARTY TRANSACTIONS

During the period from inception (June 6, 1997) through December 31, 1997, and for the years ended December 31, 1998 and 1999, a director of Beta was paid $20,000, $60,000 and $77,500, respectively, pursuant to a consulting contract for management and geologic evaluation services. In addition, the director subscribed to 350,000 shares of Beta's common stock at a price of $0.05 per share ("founder shares").

A second director of Beta subscribed to 50,000 founder shares at a price of $0.05 per share. In addition, a legal firm with whom the director is a shareholder, subscribed to 20,000 founder shares at a price of $0.05 per share. The legal firm represents Beta as general counsel. The legal firm also received 20,000 common stock purchase warrants presently exercisable at a price of $6.00 per share until expiration on September 1, 2004.

A third director of Beta subscribed to 400,000 founder shares at a price of $0.05 per share.

Beta entered into an expense sharing agreement with Beta Capital Group, Inc., a company owned by the President and Chairman of the Board, and the Treasurer of Beta. The agreement provides for the allocation and reimbursement of certain office expenses such as office rent, secretarial support, office supplies, marketing materials and telephone charges between Beta and Beta Capital Group, Inc. During the period from inception through December 31, 1997 Beta made payments totaling $9,940 to Beta Capital Group, Inc. in connection with this agreement. During the years ended December 31, 1998 and 1999 Beta paid $17,000 and 2,891, respectively, in connection with this agreement.

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       LEASES

Effective October 1, 1999, Beta entered into a new agreement to lease office space. The lease agreement provides for a 36 -month term expiring in September 2002. Monthly rent payments under the lease agreement commenced in October 1999. Beta is recognizing rent expense ratably over the term of the lease. Total minimum future rental payments under this lease are as follows:

                       Year ended December 31, 2000                   $41,472
                                                                  ===========
                       Year ended December 31, 2001                   $47,969
                                                                  ===========
                       Year ended December 31, 2002                   $37,363
                                                                  ===========


Rent expense for the period ended December 31, 1997 and the years ended December 31, 1998 and 1999 amounted to approximately $8,000, $ 31,000 and $33,000, respectively.

    BETA ACQUISITION OF RED RIVER ENERGY, INC.

Beta Oil & Gas, Inc. ("Beta") entered into an agreement on November 19, 1999 to purchase Red River Energy, Inc. of Tulsa, Oklahoma, a private oil and natural gas company. The purchase price will be paid by the issuance of approximately 2.25 million shares of Beta common stock. The purchase is subject to approval by Beta shareholders.

The assets of Red River Energy, Inc. consist of four components: 1) a 97.4% working interest (80% net revenue interest) in a 30,160 acre unit which is currently producing approximately 3.65 MMBTU/d and 120 Bopd from 22 active wells in the Hunton Limestone formation in Central Oklahoma; 2) an 85% working interest (68% net revenue interest) in 7,500 acres which are currently producing 960 MMBTU/d from 45 wells in the Atoka and Gilcrease formations in Eastern Oklahoma; 3) a gas gathering system consisting of 40 miles of pipeline which is currently transporting approximately 1650 MMBTU/d in Eastern Oklahoma; and 4) a 46 well coal bed methane project also located in Eastern Oklahoma which is currently under development and producing approximately 600 MMBTU/d. Red River Energy, Inc. is the operator of all its properties.

    STOCK OPTION PLAN

    On August 27, 1999, the board of directors approved an incentive and non-statutory stock option plan which authorizes the Compensation Committee to grant stock option awards to officers, directors and employees. The plan provides, among other things, the following:

- The maximum number of shares which may be optioned and sold under the plan is 700,000 shares.

- The per share exercise price for common shares to be issued pursuant to the exercise of an option shall be no less than the fair market value of Beta's common stock as of the date of grant.

- The per share exercise price for common shares to be issued to persons owning more than 10% of the voting stock of Beta at the date of grant, shall be no less than 110% of the fair market value of Beta's common stock as of the date of grant.

- The maximum term of the options shall be a maximum of ten years or such lesser time period as the board of directors determines. The maximum time period for options to be issued to persons owning more than 10% of the voting stock of Beta at the date of grant shall be five years from the date of grant.

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan is subject to approval by the shareholders of the Company.

       EMPLOYMENT CONTRACTS

Beta has executed an employment contract dated June 23, 1997 with its president who also serves as a director. The contract provides for an indefinite term of employment at an annual salary of $150,000 commencing in October of 1997 and an annual car allowance of up to $12,000. The contract may be terminated by Beta without cause upon the payment of the following:

          (a) Options to acquire the common stock of Beta in an amount equal to 10% of the then issued and outstanding shares containing a five year term, piggyback registration rights and an exercise price equal to 60% of the fair market value of the shares during the sixty day period of time preceding the termination notice, such amount not to exceed $3.00 per share.

          (b) A cash payment equal to two times the aggregate annual compensation.

          (c) In the event of termination without cause, all unvested securities issued by Beta to the Employee shall immediately vest and Beta shall not have the right to terminate or otherwise cancel any securities issued by Beta to the Employee.

On June 23, 1997, Beta entered into an employment agreement with a shareholder. The agreement provides for a two year term at an annual salary of $60,000 for services as "Vice President of Capital Markets". Under separate agreement, the Shareholder subscribed to 350,000 shares of Founders Shares at a price of $0.05 per share. The subscription agreement provides that the shares shall vest over a three year period.

                  DEFERRED COMPENSATION

In 1998, the Company began to offer a simple individual retirement account
(IRA) plan for all employees meeting certain eligibility requirements. Employees may contribute up to 3% of the employees eligible compensation. Beta's contribution to the plan for the years ended December 31, 1998 and 1999 was $4,693 and $-0-respectively.

(8) OTHER ASSETS

Other assets of approximately $166,000 and $465,000 at December 31, 1998 and December 31, 1999, respectively, consisted of unapplied well prepayments.

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) UNAUDITED SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION

The following supplementary information is presented in compliance with United States Securities and Exchange Commission regulations and is not covered by the report of Beta's independent auditors. The information required to be disclosed for the years ended 1998 and 1999 in accordance with FASB Statement No. 69, "Disclosures About Oil and Gas Producing Activities," is discussed below and is further detailed in the following tables. There were no oil and gas reserves as of December 31, 1997.

    The reserve quantities and valuations for fiscal 1998 are based upon estimates by Veazey & Associates, Inc. and Beta's management. The reserve quantities and valuations for fiscal 1999 are based upon estimates by Ryder Scott Company. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic producibility is supported by either actual production or a conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can reasonably be judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas reserves expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Beta wishes to emphasize that the estimates included in the following tables are by their nature inexact and are subject to changing economic, operating and contractual conditions. At December 31, 1999 most of Beta's reserves are attributable to recently completed wells that have little or no production history as of that date. Reserve estimates for these wells are subject to substantial upward or downward revisions after production commences and a production history is obtained. Accordingly, reserve estimates of future net revenues from production may be subject to substantial revision from year to year. Reserve information presented herein is based on reports prepared by independent petroleum engineers.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect Beta's expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these are the basis for the valuation process.

                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       CHANGES IN QUANTITIES OF PROVED PETROLEUM AND NATURAL GAS RESERVES

           FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999 (UNAUDITED)

                                                     OIL                   GAS
PROVED RESERVES                                     (Bbls)                (Mcfs)
--------------------------------------------------------------------------------------
Balance at December 31, 1997                             -                     -
  Extensions and discoveries                         1,461             1,596,740
                                                   -------          ------------
Balance at December 31, 1998                         1,461             1,596,740
  Extensions and discoveries                        13,932             4,228,627
  Revisions of previous estimates                    (370)           (1,180,302)
  Production                                       (1,822)             (475,065)
                                                   -------          ------------
Balance at December 31, 1999                        13,201             4,170,000
                                                   =======          ============

                                                     OIL                   GAS
PROVED DEVELOPED RESERVES                           (Bbls)                (Mcfs)
--------------------------------------------------------------------------------------
December 31, 1997                                        -                     -
                                                   =======          ============
December 31, 1998                                    1,461             1,596,740
                                                   =======          ============
December 31, 1999                                   13,201             4,170,000
                                                   =======          ============


                             BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

        RELATING TO PROVED PETROLEUM AND NATURAL GAS RESERVES (UNAUDITED)

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices to estimated annual future production from proved oil and gas reserves. The average year-end price for oil was $13.14 and $ 23.06 per barrel at December 31, 1998 and 1999, respectively. The average year-end price for gas was $1.85 and $2.19 per mcf at December 31, 1998 and 1999, respectively. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.

                                                                     FOR THE YEAR       FOR THE YEAR
                                                                        ENDED              ENDED
                                                                     DECEMBER 31,       DECEMBER 31,
                                                                         1998               1999
                                                                     -------------      -------------
Future cash inflows                                                 $    2,978,861     $     9,141,659
Future costs-
    Production                                                            (343,478)           (905,242)
    Development                                                            (81,621)           (701,771)
                                                                    --------------     ---------------
Future net cash inflows before income tax                                2,553,762           7,534,646
Future income tax                                                                -                   -
                                                                    --------------     ---------------
Future net cash flows                                                    2,553,762           7,534,646
10% discount factor                                                       (837,154)         (1,521,674)
                                                                    --------------     ---------------
 Standardized measure of discounted future net cash flows           $    1,716,608     $     6,012,972
                                                                    ==============     ===============


                              BETA OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
               FLOWS FROM PROVED PETROLEUM AND NATURAL GAS RESERVE

                             QUANTITIES (UNAUDITED)

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                     FOR THE YEAR       FOR THE YEAR
                                                                        ENDED              ENDED
                                                                     DECEMBER 31,       DECEMBER 31,
                                                                         1998               1999
                                                                     -------------      -------------
Standardized measure of discounted future net cash
         flows--beginning of year                                   $            -     $     1,716,608
Oil & gas sales, net of costs                                                    -          (1,117,941)
Extensions and discoveries, net of future costs                          1,716,608           6,374,495
Changes in prices and costs                                                      -             447,063
Change in development costs                                                      -            (443,525)
Accretion of discount                                                            -             171,661
Revisions of previous estimates                                                  -          (1,135,389)
                                                                    --------------     ---------------
Standardized measure of discounted future net cash
             flows--end of year                                     $    1,716,608     $     6,012,972
                                                                    ==============     ===============


During 1999, Beta recognized downward revisions in oil and gas reserves due to disappointing production results associated with two wells in which Beta recorded reserves at December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of March, 2000.

                                       BETA OIL & GAS, INC.

Date: March 25, 2000

                                       By: /s/ Steve A. Antry
                                          ------------------------
                                          Steve A. Antry
                                          Chairman of the Board
                                          of Directors and President


                                       By:  /s/ J. Chris Steinhauser
                                          ------------------------
                                          J.Chris Steinhauser
                                          Chief Financial Officer, Director
                                          and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                 Title                            Date
         ---------                 -----                            ----


/s/ Steve Antry              Chairman of the                    March 25, 2000
--------------------------   Board of Directors
Steve Antry                  and President



/s/ J. Chris Steinhauser     Chief Financial Officer,           March 25, 2000
--------------------------   Principal Accounting
J. Chris Steinhauser         Officer and Director



/s/ Lawrence W. Horwitz      Director                           March 25, 2000
--------------------------
Lawrence W. Horwitz


/s/ R.T. Fetters             Director                           March 25, 2000
--------------------------
R.T. Fetters


/s/ Joe C. Richardson, Jr.   Director                           March 25, 2000
--------------------------
Joe Richardson Jr.


/s/ John P. Tatum            Director                           March 25, 2000
--------------------------
John P. Tatum

                                INDEX TO EXHIBITS

 EXHIBIT #                 DESCRIPTION OF EXHIBIT
 ---------                 ----------------------
    4.2        Form of One Year Lock-up Agreement for Bridge Note Holders*
    3.1        Original and Amended Articles of Incorporation of
               Registrant.*
    3.2        Amended and Restated Bylaws of the Registrant, Dated
               January 5, 1999.*
    5.1        Legal Opinion As To The Legality Of The Securities Being
               Registered .*
   10.1        Formosa Grande Prospect Agreement, Dated August 1, 1997.*
   10.2        Texana Prospect Agreement, Dated July 15, 1997. *
   10.3        Ganado Prospect Agreement, Dated November 1, 1997. *
   10.4        T.A.C. Resources Agreement, Dated January 21, 1998. *
   10.5        Lapeyrouse Prospect Agreement, Dated October 13, 1997. *
   10.6        Rozel (Transition Zone) Prospect Agreement, Dated February 24,1998. *
   10.7        Stansbury Basin (Australia) Prospect Agreement, Dated February 1998. *
   10.8        Agreement With Jim Frimodig (Norcal), Dated October 27, 1997. *
   10.9        Steve Antry Employment Agreement, Dated June 23,1997. *
  10.10        Steve Fischer, Employment Agreement, Dated June 23, 1997.*
  10.11        J. Chris Steinhauser Warrant Agreement, Dated January 27, 1998.*
  10.12        R.T. Fetters Consulting Agreement, Dated June 23, 1997. *
  10.13        Office Lease, Dated October 1997.*
  10.14        BWC Prospect Agreement, Dated April 1, 1998. *
  10.15        Dahlia Financial Limited Consulting Agreement, Dated September 5, 1997.*
  10.16        St. Cloud Investments, Ltd., Dated March 12, 1998. *
  10.17        Beta Oil & Gas / Beta Capital Group Reciprocal Agreement. *
  10.18        Horwitz & Beam Legal Representation Letter, Dated June 23, 1997 *
  10.19        Cobra Prospect Agreement Dated January 6, 1999*
  10.20        Redfish Prospect Agreement Dated January 6, 1999*
  10.21        Shark Prospect Agreement Dated January 6, 1999*
  10.22        Cheniere Energy, Inc. Option Agreement Dated January 6, 1999*
  10.23        Dyad-Australia, Inc. Agreement Dated January 25, 1999*
  10.24        Note and Common Stock Purchase Agreement Dated January 20, 1999*
  10.25        Note and Common Stock Purchase Agreement Dated March 19, 1999*
  10.26        Northeast Hitchcock Agreement Dated July 30, 1999**
  10.27        Sarah White Agreement Dated July 30, 1999 **
  10.28        Agreement and Plan of Merger by and Between Red River and Beta ***
     99        The Amended 1999 Incentive and Nonstatutory Stock Option Plan ***
     27        Financial Data Schedule **

*    Incorporated by reference to Registration No. 333-68381

**   Filed with this 10-K.

*** Incorporated by reference to Beta's 14A Preliminary Proxy Statement dated January 12, 2000