Form 10-K405/A
period 1999-12-31
BETA OIL & GAS INC
filed 2000-04-28
CIK 1059324

                       SECURITIES AND EXCHANGE COMMISSION

                         ------------------------------

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

         EVALUATED PROPERTIES - UNITED STATES

    During the year ended December 31, 1998 Beta participated in the drilling of 6 wells within the United States. The property acquisition and exploration costs associated with the wells totaling $1,763,082 were transferred to evaluated properties and were evaluated for impairment. It was determined that the capitalized costs associated with the drilling of these properties exceeded the full cost ceiling limitation by $46,473. Accordingly, an impairment write-down of $46,473 was recorded for the year ended December 31, 1998.
Since all of the proved reserves associated with the wells were non-producing or behind pipe and no production had occurred as of December 31, 1998, no depletion expense was recorded during the year ended December 31, 1998.


    During the year ended December 31, 1999, Beta participated in the drilling of 19 wells within the United States. The property acquisition and exploration costs associated with the wells were transferred to evaluated properties. It was determined that the total costs in evaluated properties of $8,128,928 as of December 31, 1999 exceeded the full cost ceiling limitation by $1,167,910. Accordingly, an impairment charge for this amount was recorded for the year ended December 31, 1999. Production commenced during the period and depletion expense of $901,573 was recorded.

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

Loss from operations totaled $(246,982) for the period from inception, June 6, 1997, through December 31, 1997 compared to $(2,429,343) for the year ended 1998. The primary reason for the increase in the loss was due to an impairment expense of $1,670,691 recorded in 1998. During 1998 Beta participated in the drilling of two offshore test wells in Australia. The drilling resulted in two dry holes. All of the property acquisition and exploration costs associated with the Australian full cost pool totaling $1,624,218 have been transferred to evaluated properties and charged to impairment expense during 1998. In addition, it was determined that the capitalized costs associated with the U.S. full cost pool exceeded the full cost ceiling limitation by $46,473. Accordingly, an impairment write-down of $46,473 was recorded as of December 31, 1998.

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
                             ============    ============    =============


    As of December 31, 1999, it was determined that the total costs in the U.S. evaluated properties cost pool exceeded the full cost ceiling limitation. Accordingly, an impairment write-down of $1,167,910 was recorded for the year ended December 31, 1999. The impairment was due mainly to downward revisions of reserve estimates associated with two wells drilled in 1998. The downward revisions were due to disappointing production results from the wells experienced in the fourth quarter of 1999 when the producing zones in the wells began producing large amounts of water in place of gas and oil.

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

Joe C. Richardson, Jr. John P. Tatum

PERFORMANCE GRAPH

BETA OIL & GAS INC

                                                      Cumulative Total Return
                                 ----------------------------------------------------------------------------------------
                                   07/09/1999      7/1999      8/1999       9/1999     10/1999     11/1999      12/1999
BETA OIL & GAS, INC.               100.00          100.00      93.75        106.25     108.33      129.17       123.97
PEER GROUP                         100.00          105.96      103.75       102.05      87.54       66.50        65.48
NASDAQ STOCK MARKET (U.S.)         100.00           94.42       98.37        98.45     106.14      118.54       145.05

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D. The index level for all series was set to $100.00 on 7/9/99.

The indexes in the performance graph compare the annual cumulative total stockholder return on Beta's common stock with the cumulative total return of The Nasdaq Stock Market (U.S.) Index and a peer group index comprised of 5 U.S. companies engaged in crude oil and natural gas operations whose stocks were traded on Nasdaq during the period from July 9, 1999 through December 31, 1999. July 9, 1999 is the date on which Beta commenced trading on the Nasdaq. The table assumes that the value of an investment in Beta's common stock and each index was $100 on July 7, 1999 and that all dividends were reinvested. The five companies Beta included in its peer group are oil and gas exploration companies and are as follows:


             Company Name                                    Trading Symbol
1.           BRIGHAM EXPLORATION CO.                         BEXP
2.           CARRIZO OIL & CO INC.                           CRZO
3.           CHENIERE ENERGY INC.                            CHEX
4.           EDGE PETROLEUM CORP.                            EPEX
5.           PARALLEL PETROLEUM CORP.                        PLLL

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

EVALUATED PROPERTIES - UNITED STATES

During the year ended December 31, 1998 Beta participated in the drilling of 6 wells within the United States. The property acquisition and exploration costs associated with the wells were transferred to evaluated properties.Since all of the proved reserves associated with the wells were non-producing or behind pipe and no production had occurred as of December 31, 1998, no depletion expense was recorded during the year ended December 31, 1998.


During the year ended December 31, 1999, Beta participated in the drilling of 19 wells within the United States. The property acquisition and exploration costs associated with the wells were transferred to evaluated properties. Production commenced during the year and depletion expense of approximately $901,573 was recorded.


IMPAIRMENT OF OIL AND GAS PROPERTIES - UNITED STATES

As a result of a ceiling test calculation, which limits capitalized costs, net of related deferred tax liability, to the aggregate of the estimated present value, discounted at 10-percent of future net revenues from proved reserves plus lower of cost or fair market value of unproved properties, Beta recognized an impairment of approximately $1,168,000 related to its oil and gas properties during the fourth quarter of 1999. Beta recognized an impairment of approximately $46,000 related to its oil and gas properties during the fourth quarter of 1998.

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