Form 10-Q
period 2000-03-31
BETA OIL & GAS INC
filed 2000-05-15
CIK 1059324

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              -------------------

                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED MARCH 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
   ---          OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ____________ TO __________


                        Commission File Number: 000-25717


                                     [LOGO]


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
                                           Yes  X  No
                                               ---    ---

As of May 5, 2000, the Registrant had 9,694,094 shares of Common Stock, $.001 par value, outstanding.


================================================================================

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                              BETA OIL & GAS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                             MARCH 31,     DECEMBER 31,
                                                                               2000            1999
                                                                           ------------    ------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents                                         $  2,296,899    $  1,448,655
         Accounts receivable -
             Oil and gas sales                                                  671,767         745,493
             Other                                                                1,178           1,178
         Prepaid expenses                                                        95,085         104,241
                                                                           ------------    ------------
                  Total current assets                                        3,064,929       2,299,567
                                                                           ------------    ------------
OIL AND GAS PROPERTIES, at cost (full cost method):
         Evaluated properties                                                10,294,405       9,810,198
         Unevaluated properties                                              12,107,762      12,091,627
                Less--accumulated depletion and impairments                  (4,355,106)     (3,797,227)
                                                                           ------------    ------------
                  Net oil and gas properties                                 18,047,061      18,104,598
                                                                           ------------    ------------
FURNITURE, FIXTURES AND EQUIPMENT, at cost, less
          Accumulated depreciation of  $29,264 and $26,072 at
          March 31, 2000 (unaudited) and December 31, 1999, respectively          9,039          12,231
OTHER ASSETS                                                                    697,198         465,079
                                                                           ------------    ------------
                                                                           $ 21,818,227    $ 20,881,475
                                                                           ============    ============

                                   (CONTINUED)

                              BETA OIL & GAS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2000           1999
                                                                              ------------    ------------
                                                                              (UNAUDITED)
CURRENT LIABILITIES:
       Premiums payable - current portion                                     $     26,220    $     28,224
       Accounts payable, trade                                                     180,948         225,174
       Payroll and payroll taxes payable                                              --            10,631
       Accrued taxes                                                                 9,375            --
       Other accrued expenses                                                        1,270           1,270
                                                                              ------------    ------------
                               Total current liabilities                           217,813         265,299

Premiums payable                                                                    21,139          27,939

                                                                              ------------    ------------
                                Total liabilities                                  238,952         293,238
                                                                              ------------    ------------

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; 50,000,000 shares authorized;
    9,624,448 and 9,400,124 shares issued and outstanding
         at March 31, 2000 (unaudited) and  December 31, 1999, respectively          9,624           9,400
Additional paid-in capital                                                      29,665,553      28,549,313
Accumulated deficit                                                             (8,095,902)     (7,970,476)
                                                                              ------------    ------------
Total shareholders' equity                                                      21,579,275      20,588,237
                                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 21,818,227    $ 20,881,475
                                                                              ============    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements

                              BETA OIL & GAS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THE THREE MONTHS ENDED
                                                      MARCH 31,
                                              --------------------------
                                                  2000           1999
                                              -----------    -----------
REVENUES
        Oil and gas sales                     $   940,250    $    29,664
                                              -----------    -----------

COSTS AND EXPENSES:
         Lease operating expense                   33,888          9,035
         General and administrative               489,633        258,245
         Depreciation and depletion expense       561,072         12,415
                                              -----------    -----------
                Total costs and expenses        1,084,593        279,695
                                              -----------    -----------

LOSS FROM OPERATIONS                             (144,343)      (250,031)

OTHER INCOME AND (EXPENSE):

        Interest expense                           (1,096)      (466,348)

        Interest income                            20,013          2,275
                                              -----------    -----------
NET LOSS                                      $  (125,426)   $  (714,104)
                                              ===========    ===========

BASIC AND DILUTED LOSS
PER COMMON SHARE                              ($     0.01)   ($     0.10)
                                              ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      9,486,113      7,303,481
                                              ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                              BETA OIL & GAS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                    --------------------------
                                                        2000           1999
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (125,426)   $  (714,104)
  Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
       Depreciation and depletion                       561,072         12,415
       Amortization of notes payable discount and
          debt issuance costs                              --          429,505
       Salary contributed to Beta                          --           10,000
  Changes in operating assets and liabilities:
       Accounts receivable                               73,726        (19,687)
       Prepaid expenses                                   9,155          8,159
       Accounts payable, trade                          (44,226)        35,167
       Accrued interest                                    --            3,562
       Accrued payroll                                  (10,631)         5,680
       Other accrued expenses                             9,375           (800)
                                                    -----------    -----------
            Net cash provided by (used in)
                operating activities                    473,045       (230,103)
                                                    -----------    -----------

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Oil and gas property expenditures                    (500,343)    (2,193,467)
  Change in other assets                               (232,119)        30,820
  Acquisition of furniture, fixtures & equipment           --           (1,948)
                                                    -----------    -----------
         Net cash used in investing activities         (732,462)    (2,164,595)
                                                    -----------    -----------


                                   (CONTINUED)

                              BETA OIL & GAS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (CONTINUED)

                                                      THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        2000           1999
                                                    -----------    -----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Proceeds from exercise of warrants                  1,116,465           --
  Offering costs of previous private placements            --          (27,680)
  Repayment of premiums payable                          (8,804)          --
  Proceeds from issuance of bridge notes, net              --        2,835,000
  Decrease in deferred offering costs                      --          (41,334)
                                                    -----------    -----------
        Net cash provided by financing activities     1,107,661      2,765,986
                                                    -----------    -----------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS:                              848,244        371,288
CASH AND CASH EQUIVALENTS:
       Beginning of period                            1,448,655        198,043
                                                    -----------    -----------
       End of period                                $ 2,296,899    $   569,331
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
       Cash paid for interest                       $     1,096    $    33,281
                                                    ===========    ===========
       Cash paid for income taxes                   $      --      $      --
                                                    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                      THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        2000           1999
                                                    -----------    -----------
Fair market value of common stock issued for:
           Discount on notes payable                $      --      $ 2,574,000



  The accompanying notes are an integral part to these condensed consolidated financial statements

                              FINANCIAL STATEMENTS

                       BETA OIL & GAS, INC. AND SUBSIDIARY



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Note 1. The accompanying condensed consolidated financial statements of Beta Oil & Gas, Inc. and subsidiary ("Beta") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and
         Article 10 of Regulation S-X. The balance sheet as of March 31, 2000, the statements of operations for the three months ended March 31, 2000 and 1999, and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which Beta considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although Beta believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999 condensed consolidated balance sheets were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in Beta's December 31, 1999 Annual Report on Form 10-K.

Note 2. The results of operations for the three months ended March 31, 2000 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion is to inform you about the financial position, liquidity and capital resources of Beta as of March 31, 2000 and December 31, 1999 and the results of operations for the three month periods ended March 31, 2000 and 1999.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Beta's working capital was a surplus of $2,847,116 at March 31, 2000 compared to a surplus of $2,034,268 at December 31, 1999. Beta's working capital increased due primarily to the exercise of common stock warrants and positive cash flow from operations. In order to fund capital expenditures in the first three months of 2000, Beta issued a warrant call for its $5 callable warrants which is further discussed below under "EXERCISE OF WARRANTS."

HISTORICAL CASH USED IN AND PROVIDED BY OPERATING, INVESTING AND FINANCING ACTIVITIES

    During the three months ended March 31, 1999 Beta realized net proceeds of $2,835,000 from a bridge note financing. During the three months ended March 31, 2000 Beta realized $1,116,465 from the exercise of warrants which is discussed below.

    The net proceeds of the bridge note financing, the initial public offering and the exercise of warrants have been primarily invested in oil and gas properties totaling $500,343 and $2,193,467 for the three months ended March 31, 2000 and 1999.

    Beta's cash balance at March 31, 2000 was $2,296,899 compared to a cash balance of $1,448,655 at December 31, 1999. The change in Beta's cash balance is summarized as follows:

          Cash balance at December 31, 1999                                              $  1,448,655

          Sources of cash:
               Cash provided by operating activities                                          473,045
               Cash provided by financing activities                                        1,107,661
                                                                                      ----------------
                              Total sources of cash                                         1,580,706
          Uses of cash:
                Oil and gas property expenditures                                           (500,343)
                Other assets (increase in advances to industry partners)                    (232,119)
                                                                                      ----------------
                                                                                            (732,462)

                                                                                      ----------------
          Cash balance at March 31, 2000                                                    2,296,899
                                                                                      ================


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


PLAN OF OPERATION FOR 2000

    In the opinion of Beta's management, the existing working capital of Beta, net cash flow from operations and the exercise of common stock purchase warrants subsequent to December 31, 1999 will be sufficient to fund the operations and projected capital requirements of Beta throughout 2000. Beta is allocating its cash resources from all sources, including the net proceeds of the warrant exercises, to the following categories of expenditures:

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

     Beta's planned capital expenditures and administrative expenses could exceed those amounts budgeted and could exceed Beta's cash from all sources. If this happens, it may be necessary for Beta to raise additional funds. It is anticipated that additional funds will be raised from one or more of the following sources:

1) Beta has approximately 321,000 callable common stock purchase warrants outstanding as of March 31, 2000 which are exercisable at a price of $5.00 per share. Beta has issued a call for these warrants since its common stock has traded on Nasdaq at a market price equal to or exceeding $7.00 per share for 10 consecutive days. Beta will receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants. Beta has already realized net proceeds in excess of $2,383,000 from the exercise of these warrants to date. Beta could realize additional net proceeds of approximately $1,600,000 from the exercise of the remaining warrants.

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

3) Beta may seek bank or other debt financing at such time that cash flow from operations is established. Beta is not able to predict when, if ever, such financing will be available. Beta is currently seeking bank financing in the range of $1,000,000 to $5,000,000. Upon completion of its merger with Red River, Beta may also be eligible to utilize Red River's line of credit of $25,000,000 with the Bank of Oklahoma.

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

LONG TERM LIQUIDITY AND CAPITAL RESOURCES

     The timing of most of Beta's capital expenditures is discretionary. Beta has no material long-term commitments associated with its capital expenditure plans or operating agreements. Consequently, Beta has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of capital expenditures will vary in future periods depending on the success it experiences on planned exploratory drilling activities in 2000, gas and oil price conditions and other related economic factors. Accordingly, Beta has not yet prepared an estimate of capital expenditures for the year 2001 or future periods.

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

1999 BRIDGE NOTE

     During the three months ended March 31, 1999, Beta completed the private placement of a $3,000,000 bridge note financing to three institutional investors referred to as the "1999 bridge financing." Beta issued promissory notes having a maturity date of one year and bearing an interest rate of 10%. In addition, a total of 459,000 shares of Beta common stock were issued in connection with the 1999 bridge financing. The $3,000,000 in bridge notes was repaid in full with accrued interest on July 7, 1999 from the proceeds of Beta's initial public offering.

    Beta received net cash proceeds of $2,835,000 from the bridge notes. The estimated fair market value of 429,000 shares of common stock issued in connection with the bridge note of $2,574,000 was treated as a discount and was amortized over the term of the promissory notes using the interest method. Accordingly, Beta incurred additional interest expense of $405,354 for the three months ended March 31, 1999 because of the common stock issued in connection with the bridge notes. The debt issuance costs of the 1999 bridge financing of $24,151 were amortized as additional interest expense during the three months ended March 31, 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

     During the three months ended March 31, 2000 Beta had oil and gas revenues of $940,250 as compared to $29,664 for the prior year period. Beta's net production and average prices received were as follows:

                                                         Three Months Ended
                                                              March 31
                                                         ------------------          Increase
                                                          2000         1999         (Decrease)
                                                          ----         ----         ----------
         Oil and gas sales                              $940,250      $29,664           275%

         Net gas production (mcf)                        331,833       18,455         1,698%
         Net Oil production (barrels of oil)               1,125       -                 N/A

         Average gas price                                 $2.74        $1.61            70%
         Average oil price                                $27.89          N/A            N/A


     During the three months ended March 31, 2000 Beta incurred lease operating expenses of $33,888 as compared to $9,035 for the prior year period. Beta's lease operating costs per equivalent unit of production were as follows:

                                                         Three Months Ended
                                                              March 31
                                                         ------------------          Increase
                                                          2000         1999         (Decrease)
                                                          ----         ----         ----------
         Lease operating expense                         $33,888       $9,035         3,070%

         Average lifting cost per equivalent mcf            $.10         $.49           (80%)

     General and administrative expenses for the three months ended March 31, 2000 were $489,633 compared to $258,245 for the three months ended March 31, 1999. This represents a $231,388 or a 90% increase over the prior year period. The primary reasons for the increase were due to:

(1) An increase in operational activities in 2000 versus 1999 (approximately $69,000);
(2) An increase in the number of employees from six in 1999 to seven in 1999 (approximately $16,000);
(3) Costs related to Beta's merger with Red River (approximately $87,000); and
(4) Costs related to being a publicily traded company(approximately $50,000).

     Depreciation and depletion expense for the three months ended March 31, 2000 was $561,072 compared to $12,415 for the three months ended March 31, 1999. This represents a $548,657 increase over the prior year period. The primary reason for the increase is due to the fact Beta had significantly higher oil and gas production in the current period verses the prior year that would give rise to higher depletion expense.

     Loss from operations totaled $(144,343) for the three months ended March 31, 2000 compared to $(250,031) for the three months ended March 31, 1999. The primary reason for the decrease in the loss was due to the significant increase in revenues in the current period versus the prior year period.

     Other income for the three months ended March 31, 2000 consisted of interest income in the amount of $20,013. Beta realized $2,275 of interest income for the three month period in 1999. The reason for the increase was higher average cash and cash equivalents balances for the 2000 period as compared to the 1999 period.

     During the three months ended March 31, 2000, Beta incurred interest expense of $1,096 as compared to $466,348 for the three months ended March 31, 1999. Substantially all of the 1999 interest expense related to the bridge notes. Interest expense related to the bridge notes for the 1999 period consists of the following:

Cash interest expense                                                                  $  36,843
Amortization of note discount and fair market value of 30,000 shares                     405,354
Amortization of deferred loan costs                                                       24,151
                                                                                       ---------
     Bridge note interest expense for the three months ended March 31, 1999            $ 466,348
                                                                                       =========

     Net loss for the three months ended March 31, 2000 was $(125,426) compared to $(714,104) for the three months ended March 31, 1999. The decrease in net loss was primarily due to the reduction in interest expense and the significant increase in revenues.

INCOME TAXES

     As of December 31, 1999, Beta had available, to reduce future taxable income, a tax net operating loss carryforward of approximately $9,500,000 which expires in the years 2012 through 2019. As of December 31, 1999, Beta has a deferred tax asset of approximately $3,294,000 which is fully reserved for with a valuation allowance. Utilization of the tax net operating loss carryforward may be limited in the event a 50% or more change of ownership occurs within a three year period. The tax net operating loss carryforward may be limited by other factors as well.


DRILLING ACTIVITY

      During the three months ended March 31, 2000, Beta participated in the drilling of 2 exploratory wells. Of the 2 wells drilled, 1 was completed as a dry-hole and 1 has been completed for production.

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

     Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed with this report:

          (1) Exhibit 27-1, "Financial Data Schedule" - for the quarter ended March 31, 2000

(b) There was one report filed on Form 8-K during the quarter ended March 31, 2000:

     1. Form 8-K dated February 28, 2000 which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.



                                       BETA OIL & GAS, INC.


Date:  May 5, 2000                     By /s/ J. Chris Steinhauser
                                          ------------------------
                                          J. Chris Steinhauser
                                          Chief Financial Officer,
                                          Principal Accounting Officer
                                          and Director