Form 10-Q/A
period 2000-03-31
BETA OIL & GAS INC
filed 2000-05-30
CIK 1059324

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

Unevaluated Properties

     Substantially all of Beta's unevaluated costs at March 31, 2000 relate to seismic, geological and leasehold costs incurred in Beta's Jackson County prospects. Beta and its partners have recently reprocessed selected portions of the approximately 300 square miles of its 3-D data. In addition, recent drilling activity by other oil and gas companies in the vicinity of Beta's prospects have yielded oil and gas discoveries in the deeper Lower Yegua and Wilcox formations. As a result of the seismic reprocessing and drilling activity, Beta and its partners have now identified in excess of 200 prospects and leads within the areas that have been evaluated by the 3-D seismic. This is approximately twice the number of locations previously identified by the 3-D seismic. The large number of additional prospects and leads recently identified will delay somewhat the evaluation of the unevaluated costs associated with Beta's unevaluated costs. Accordingly, Beta has revised its previous estimates of when the unevaluated costs will be considered evaluated and now believes that much of the evaluation will be delayed to future periods. This delay in the evaluation of unevaluated costs is not expected to adversely impact Beta's financial condition, results of operations and liquidity in future periods.


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