Form 10-Q
period 2000-06-30
BETA OIL & GAS INC
filed 2000-08-14
CIK 1059324

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                      ------------------------------------

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the Quarter Ended June 30, 2000

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


                    6120 S. Yale, Suite 813, Tulsa, OK 74136
                         (Address of principal executive
                              offices) (Zip Code)


                                 (918) 495-1011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes X No __


As of August 1, 2000, the Registrant had 9,978,760 shares of Common Stock, $.001 par value, outstanding.

================================================================================


                                                                           INDEX

                                                                                                    PAGE NO.
PART 1 - FINANCIAL INFORMATION

ITEM 1   Financial Statements...........................................................................3
            Condensed Consolidated Balance Sheets June 30, 2000 (unaudited) and
              December 31, 1999.........................................................................3
            Condensed Consolidated Statements of Operations for the three months ending
              June 30, 2000 and June 30, 1999 and for the six months ending June 30, 2000 and June 30, 1999 (unaudited) ............................................................4
            Condensed Consolidated Statements of Cash Flows for the six months ending
              June 30, 2000 and June 30, 1999(unaudited)................................................5
            Supplemental Disclosure of Noncash Investing and Financing Activities for the
              six months ending June 30, 2000 and June 30, 1999.........................................5
            Notes to Condensed Consolidated Financial Statements........................................6

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of
         Operations.....................................................................................7
                  Disclosure Regarding Forward-Looking Statements.......................................7
                  Financial Condition, Liquidity and Capital Resources..................................8
                  Historical Cash Used In and Provided by Operating, Investing and Financing
                      Activities........................................................................8
                  Beta Acquisition of Red River Energy, Inc.............................................8
                  Plan of Operation for 2000............................................................8
                  Long Term Liquidity and Capital Resources............................................10
                  Effect of Merger with Red River on Long Term Liquidity and Capital Resources.........10
                  Unevaluated Properties...............................................................11
                  1999 Bridge Note.....................................................................12
                  Comparison of Results of Operations for the three months ended June 30, 2000 and 1999 (unaudited).............................................................12
                  Comparison of Results of Operations for the six months ended June 30, 2000 and
                      1999 (unaudited).................................................................13
                  Income Taxes.........................................................................14
                  Drilling Activity....................................................................15
                  Exercise of Warrants.................................................................15
                  Impact of Recently Issued Standards..................................................15

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk...................................15

PART II. - OTHER INFORMATION

ITEM 1  ..Legal Proceedings............................................................................16
ITEM 2  ..Changes in Securities........................................................................16
ITEM 3  ..Defaults Upon Senior Securities..............................................................16
ITEM 4  ..Submission of Matters to a Vote of Security Holders .........................................16
ITEM 5  ..Other Information............................................................................17
ITEM 6  ..Exhibits and Reports on Form 8-K.............................................................17
Signatures.............................................................................................17


                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                              BETA OIL & GAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS ......................................      June 30,       December 31,
                                                    2000             1999
                                                  -----------    -------------
                                                  (unaudited)
Current assets:
     Cash and cash equivalents ...............   $  3,006,118      $ 1,448,655
     Accounts receivable -
          Oil and gas sales                           984,746          745,493
          Other                                         8,303            1,178
     Prepaid expenses                                  54,211          104,241
                                                   -----------    -------------
               Total current assets                 4,053,378        2,299,567
                                                   -----------    -------------

Property and equipment:
     Oil and gas properties, at cost (full cost method)
          Evaluated properties                     10,581,984        9,810,198
          Unevaluated properties                   12,564,191       12,091,627
     Equipment, furniture and fixtures                 38,303           38,303
                                                   -----------    -------------
                                                   23,184,478       21,940,128
     Less:  accumulated depreciation, depletion
            and amortization ..................    (4,995,828)      (3,823,299)
                                                   -----------    -------------
     Property and equipment - net                  18,188,650       18,116,829

Other assets                                        1,390,183          465,079
                                                   -----------    -------------
                                                $  23,632,211     $ 20,881,475
                                                   ===========    =============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable, trade ..................  $    300,478          225,174
     Premiums payable- current portion                 26,775           28,224
     Payroll  and payroll taxes payable                   331           10,631
     Other accrued expenses                            55,436            1,270
                                                   -----------    -------------
              Total current liabilities               383,020          265,299
                                                   -----------    -------------

L.T. payables - premium payable                        14,236           27,939

Shareholders' equity:
     Preferred stock, $.001 par value; 5,000,000
     shares authorized; none issued or outstanding       --               --

     Common stock, $.001 par value; 50,000,000 share authorized; 9,975,159 and 9,400,124 shares issued and outstanding at June 30, 2000 (unaudited) and

     December 31, 1999, respectively ..........         9,976            9,400
      Additional paid-in capital                   31,371,423       28,549,313
      Accumulated deficit .....................    (8,146,444)      (7,970,476)
                                                   -----------    -------------
              Total shareholders' equity (deficit) 23,234,955       20,588,237
                                                   -----------    -------------
                                                 $ 23,632,211      $ 20,881,475
                                                   ===========    =============



 The accompanying notes are an integral part of these condensed consolidated financial statements

                              BETA OIL & GAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        The three         The three           The six           The six
                                                       months ended       months ended       months ended      months ended
                                                       June 30, 2000     June 30, 1999       June 30,2000      June 30, 1999
                                                     ----------------  ----------------   ----------------  ---------------
Revenues

        Oil and gas sales .......................... $   1,082,253       $  91,599          $  2,022,503      $  121,263
                                                        -----------      -----------          -----------     -----------

Costs and expenses:
         Lease operating expense                           122,544           2,916               156,432          11,951
         General and administrative                        435,105         224,142               924,738         482,387
         Impairment expense .........................          --            1,227                  --             1,227
         Depreciation and depletion expense                611,457          35,768             1,172,529          48,183
                                                        -----------      -----------          -----------     -----------
                Total costs and expenses                 1,169,106         264,053             2,253,699         543,748
                                                        -----------      -----------          -----------     -----------

Loss from operations ................................      (86,853)       (172,454)             (231,196)       (422,485)

Other income and (expense):
        Interest expense ............................         (963)       (907,434)               (2,059)     (1,373,782)
        Interest income                                     37,274           1,679                57,287           3,954
                                                        -----------      -----------           -----------    -----------
Net loss ............................................$     (50,542)    $(1,078,209)          $  (175,968)    $(1,792,313)
                                                        ===========      ===========           ===========    ===========

Basic and diluted loss per common share                ($    0.005)    ($     0.14)          ($    0.018)    ($     0.24)
                                                        ===========      ===========           ===========    ===========

 Weighted average number of common shares outstanding    9,680,598        7,471,209            9,651,143        7,388,267
                                                        ===========      ===========           ===========    ===========




                   The accompanying notes are an integral part of these condensed consolidated financial statements


                              BETA OIL & GAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        The six          The six
                                                                        months ended     months ended
                                                                       June 30,2000      June 30, 1999

Cash Flows From Operating Activities:
  Net loss ...........................................................   $  (175,968)   $(1,792,313)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
       Depreciation and depletion                                          1,172,529         48,183
       Impairment expense                                                      --             1,227
       Salary contributed to Beta                                              --            10,000
       Amortization of notes payable discount and debt issuance costs          --         1,262,145
  Changes in operating assets and liabilities:

       Accounts receivable ...........................................      (246,378)       (24,732)
       Prepaid expenses                                                       50,030          8,959
       Accounts payable, trade                                                75,305      1,933,916
       Interest payable                                                        --            61,917
       Accrued payroll ...............................................       (10,300)        (3,062)
       Other accrued expenses ........................................        54,166           (800)
                                                                         -----------    -----------
            Net cash provided by operating activities                        919,384      1,505,440
                                                                          -----------    -----------

Cash Flows From Investing Activities:
  Oil and gas property expenditures ..................................    (1,244,351)    (4,001,313)
  Change in other assets .............................................      (925,104)      (361,539)
  Acquisition of furniture, fixtures & equipment .....................         --            (1,947)
                                                                          -----------   -----------
            Net cash used in investing activities ...................    (2,169,455)    (4,364,799)

Cash Flows From Financing Activities:
  Proceeds from exercise of warrants
                                                                           2,822,686         70,000
  Repayment of premiums payable ......................................       (15,152)          --
  Offering costs of previous private placements ......................          --          (42,995)
  Proceeds from issuance of bridge notes, net ........................          --        2,835,000

  Increase in deferred offering costs ................................          --          (95,657)
                                                                         -----------    -----------
        Net cash provided by financing activities
                                                                           2,807,534      2,766,348
                                                                         -----------    -----------

Net Increase (Decrease) In Cash & Cash Equivalents ...................     1,557,463        (93,011)
Cash and cash equivalents - Beginning of period                            1,448,655        198,043
                                                                         -----------    -----------
Cash and cash equivalents - End of period ............................  $  3,006,118     $  105,032
                                                                         ===========    ===========

Supplemental Disclosure Of Cash Flow Information:
       Cash paid for interest ........................................  $      2,059     $   49,720
                                                                         ===========    ===========
       Cash paid for income taxes ....................................   $      --       $    4,610
                                                                         ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                       The six months   The six months
                                                                           ended              ended
                                                                       June 30, 2000    June 30, 1999
                                                                      ---------------- ----------------
Fair market value of common stock issued for:

           Oil and gas properties ...........                          $       --     $      25,000
           Discount on notes payable ........                          $       --     $   2,574,000
            Interest on bridge notes ........                          $       --     $     180,000

                   The accompanying notes are an integral part to these condensed consolidated financial statements

                       BETA OIL & GAS, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Note 1. The accompanying condensed consolidated financial statements of Beta Oil & Gas, Inc. and subsidiary ("Beta") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2000, the statements of operations for the three and six months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999 condensed consolidated balance sheets were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in our 1999 Form 10-K which was filed March 25, 2000.

Note 2. The results of operations for the three and six months ended June 30, 2000 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year.

Note 3. Basic earnings per share excludes dilution and was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All such securities or other contracts were anti-dilutive for all periods presented and, therefore, excluded from the computation of earnings per share.

Note 4. On May 25, 2000 we completed a warrant call of 795,762 callable warrants to purchase common stock at $5.00 per share and 100% of the warrants associated with the call were exercised. For the six months ended June 30, 2000, gross proceeds of $2,372,850 were realized from this call for a total gross proceeds realized of $3,978,810 from the $5.00 warrants. The call was on the warrants issued per Section 2 of the warrant agreements dated September 5, 1997 and expired May 24, 2000. In addition to the call, 100,463 various priced warrants, realizing an additional $449,833 in gross proceeds, were redeemed in associated voluntary exercises during the six months ended June 30, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion is to inform you about our financial position, liquidity and capital resources as of June 30, 2000 and December 31, 1999 and the results of operations for the three and six month periods ended June 30, 2000 and 1999.

Disclosure Regarding Forward-Looking Statements

     Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct.

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

     These forward looking statements include statements regarding:

-       Beta's financial position

- Proved or possible reserve quantities and net present values of those reserves
-       Business  strategy

- Plans and objectives of management of Beta for future operations and capital expenditures

     We can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond our control. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations.

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

- Financial condition and operating performance of the other companies participating in the exploration, development and production of oil and gas ventures that we are involved in

     In addition, since most of our prospects are currently operated by third parties, we may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities.

 Financial Condition, Liquidity and Capital Resources

     Our working capital was a surplus of $3,670,358 at June 30, 2000 compared to a surplus of $2,034,268 at December 31, 1999. Our working capital increased due primarily to the exercise of common stock warrants and positive cash flow from operations. In order to fund capital expenditures in the first six months of 2000, we issued a warrant call for our $5 callable warrants which is further discussed below under "Exercise of Warrants."

Historical Cash Used In and Provided by Operating, Investing and Financing Activities

     During the six months ended June 30, 1999 we realized net proceeds of $2,835,000 from a bridge note financing. During the six months ended June 30, 2000 we realized $2,822,686 from the exercise of warrants which is discussed below.

     The net proceeds of the bridge note financing, the initial public offering and the exercise of warrants have been primarily invested in oil and gas properties totaling $1,244,351 and $4,001,313 for the six months ended June 30, 2000 and 1999.

     Our cash balance at June 30, 2000 was $3,006,118 compared to a cash balance of $105,032 at June 30, 1999. The change in our cash balance is summarized as follows:

          Cash balance at December 31, 1999                $          1,448,655

          Sources of cash:
               Cash provided by operating activities                    919,384
               Cash provided by financing activities                  2,807,534
                                                           --------------------
                     Total sources of cash                            3,726,918
          Uses of cash:
                Oil and gas property expenditures                    (1,244,351)
                Other assets (increase in advances to
                industry partners)                                     (925,104)
                                                           --------------------
                     Total uses of cash                              (2,169,455)

                                                           --------------------
          Cash balance at June 30, 2000                    $          3,006,118
                                                           ====================

Beta Acquisition of Red River Energy, Inc.

     We have entered into an agreement to purchase Red River Energy, Inc. of Tulsa, Oklahoma, a private oil and natural gas company. The purchase price will be paid by the issuance of approximately 2.25 million shares of Beta common stock. The purchase is subject to approval by Beta shareholders.

     The assets of Red River Energy, Inc. consist of five components: 1) a 97.4% working interest (80% net revenue interest) in a 30,160 acre unit which is currently producing approximately 2.8 net MMBTU/d and 96 net Bopd from 22 active wells in the Hunton Limestone formation in Central Oklahoma; 2) an 85% working interest (68% net revenue interest) in 8,100 acres which are currently producing 630 net MMBTU/d from 45 wells in the Atoka and Gilcrease formations in Eastern Oklahoma; 3) a gas gathering system consisting of 40 miles of pipeline which is currently transporting approximately 1950 MMBTU/d in Eastern Oklahoma; 4) a 46 well coal bed methane project also located in Eastern Oklahoma which is operated by Red River and is currently under development and producing approximately 600 MMBTU/d; and 5) as of June 14, 2000 Red River purchased from ONEOK Resources Company, 124 oil and gas properties and prospects in 26 fields in Kansas, Oklahoma and Texas and is currently producing approximately 1050 net MMBTU/d and 128 net bopd.

Plan of Operation for 2000

     In the opinion of our management, our existing working capital, net cash flow from operations and the exercise of common stock purchase warrants subsequent to December 31, 1999 will be sufficient to fund the operations and projected capital requirements of Beta throughout 2000. We are allocating our cash resources from all sources, including the net proceeds of the initial public offering, to the following categories of expenditures:

1) With the completion of the Red River merger, Beta estimates revenue will be approximately $10 to $12 million for 2000, and EBITDA will be approximately $4 million for 2000.

2) Drilling and completion costs for wells on our prospects which are estimated to be approximately $4,100,000 for 2000. While it is difficult to predict the exact timing of when these wells will be proposed for drilling, our operating agreements generally provide a 30 day period in which to elect participation in a proposed well. Generally funds must be advanced within 30 days or less after the 30 day election period;

3) Costs of $750,000 estimated during 2000 to drill new wells, convert certain producing wells to saltwater disposal wells, reactivate certain wells and fracture treat certain wells associated with the Red River properties;

4)   Leasehold acquisition costs which are estimated to be $665,000;

5)   3-D seismic acquisition costs only if funds are available; and

6)   General and administrative overhead.

     Other than item 2) above, we do not anticipate the Red River merger will impact our year 2000 capital budget or financing plans. As discussed below under "Long Term Liquidity and Capital Resources," we may have to advance additional funds to Red River in future periods to facilitate development of the Red River properties and this may impact our planned capital expenditures and financing plans.

     Our planned capital expenditures and administrative expenses could exceed those amounts budgeted and could exceed our cash from all sources. If this happens, it may be necessary for us to raise additional funds. It is anticipated that additional funds will be raised from one or more of the following sources:

1) We have approximately 383,375 callable common stock purchase warrants outstanding exercisable at a price of $7.50 per share. We are able to call these warrants at any time after our common stock has traded on Nasdaq at a market price equal to or exceeding $10.00 per share for 10 consecutive days which was achieved in July 2000. It is our intent to call all of these warrants at such time, if and when, the cash is needed to fund capital requirements. We will receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants net of commission to the broker of record, if any. We could realize net proceeds of approximately $2,875,000 from the exercise of these warrants. There is no assurance that we will ever realize any proceeds from the $7.50 warrant calls.

2) We may seek bank or other debt financing at such time that cash flow from operations is established. We are not able to predict when, if ever, such financing will be available. We are currently seeking bank financing in the range of $1,000,000 to $5,000,000.

3) We may seek mezzanine financing, if available, on terms acceptable to us. Mezzanine financing usually involves debt with a higher cost of capital as compared to conventional bank financing. We would seek mezzanine financing in the range of $1,000,000 to $5,000,000. We would seek to use this means of financing in the event that a particular acquisition did not have sufficient proved producing reserve collateral to support a conventional bank loan.

4) We may realize additional cash flow from oil and gas wells to be drilled, if found to be productive. We own a working interest in wells that are currently producing and in additional wells which are presently being completed and equipped for production. We currently estimate that during 2000 the wells will generate approximately $3,400,000 of net cash flow after deducting lease operating expenses.

     If the above additional sources of cash are insufficient or are unavailable on terms acceptable to us, we will be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures within a thirty to sixty day period after a well is proposed for drilling, it may be necessary to:

1)       Forfeit our interest in wells that are proposed to be drilled;

2)       Farm-out our interest in proposed wells;

3) Sell a portion of our interest in proposed wells and use the sale proceeds to fund our participation for a lesser interest; and

4)       Reduce general and administrative expenses.

     As stated above, we believe there is sufficient working capital to fund our capital expenditure requirements throughout 2000. In the event that we cannot raise additional capital, it may be necessary for us to curtail our business activities until other financing is available.

     Beta's long term goal is to continue the pattern of growing the Company by accumulating oil and gas reserves through acquisition and drilling the next three to five year period, and then selling the Company. In the event Beta cannot raise additional capital, or the industry market is unfavorable, Beta may have to slow or alter its long term goal accordingly.

     These are forward looking statements that are based on assumptions which in the future may not prove to be accurate. Although our management believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that our expectations will be achieved.

Long Term Liquidity and Capital Resources

     The timing of most of our capital expenditures is discretionary. We have no material long-term commitments associated with our capital expenditure plans or operating agreements. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of capital expenditures will vary in future periods depending on the success we experience on planned exploratory drilling activities in future periods, gas and oil price conditions and other related economic factors. Accordingly, we have not yet prepared an estimate of capital expenditures for future periods beyond 2000.

Effect of Merger with Red River on Long Term Liquidity and Capital Resources

     Upon completion of the proposed merger with Red River, we will guarantee approximately $3,000,000 of Red River's total $7,700,000 indebtedness at December 31, 1999 with the Bank of Oklahoma. In addition, at June 15, 2000, Red River increased its indebtedness with the Bank of Oklahoma by approximately $5.6 million in connection with the ONEOK property acquisition increasing the total indebtedness with that bank to approximately $13,300,000. In the opinion of our management, the estimated future net cash flow from the Red River oil and gas properties and the ONEOK property acquisition will be sufficient to repay the principal and interest associated with the Bank of Oklahoma debt. This assessment is based on current oil and gas prices in effect and current reserve estimates, all of which are subject to change. In the event of substantial reductions in the prices received for oil and gas and/or downward revisions of oil and gas reserve estimates, the cash flow from the Red River properties may not be sufficient to service the Bank of Oklahoma debt. In this event, we may be required to dedicate significant amounts of cash to service debt requirements. The funds will have to come from one of the sources discussed above under "Plan of Operation 2000." In the event that such funds are not available, we will be compelled to sell oil and gas properties to repay the debt.

     Red River's 80% owned subsidiary, TCM, L.L.C., also has $2,165,000 of debt associated with its coal bed methane properties as of December 31, 1999. The debt is not guaranteed by Red River and TCM has no material amount of assets or properties other than the coal bed methane properties. These are currently classified as unevaluated since they are still in the testing phase. The lender's recourse for repayment of the debt is limited to its mortgage on the coal bed methane properties and the proceeds of production from those properties. At present, Beta does not intend to dedicate any of its cash resources to the repayment of this debt since the lender's recourse is limited.

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

     The terms of the agreement call for Avalon to drill wells and expend an estimated $4.4 million and will thereby be entitled to an assignment of all of Red River's leasehold interest in the wells drilled by Avalon and in production from the 160 acres surrounding each well. Red River has retained (a) a 12.5% interest after Avalon achieves payout of the amounts it expends, plus (b) an option to repurchase 25% of its original working interest in these same properties after each five-well pilot project drilled by Avalon has been completed, whereby Red River can elect to reimburse Avalon for 25% of the actual costs incurred depending on the success of these pilot projects. The option to purchase must be exercised within 120 days of the completion of the drilling activities on each pilot project. Red River benefits from this option in that it is able to review the initial success of the pilot project before deciding whether to commit funds for the project. It is currently estimated that the option to purchase will need to be exercised sometime in the first half of 2001 should Red River elect to participate. If Red River exercises its option to purchase the pilot program interest, it will be required to advance its 25% share of the estimated $4.4 million capital costs associated with the pilot program, or $1.1 million. In the event funds are unavailable, Red River will have to forfeit the 25% look back interest. If Red River is unable to utilize its existing line of credit with the Bank of Oklahoma, then Beta may be required to advance funds on Red River's behalf to allow Red River to exercise its option. In this event, we will have to secure funds from one of the sources discussed below under "Plan of Operation 2000." There is no assurance that these funds will be available.

     If the WEHLU pilot program is successful, the ongoing development of the field will commence in the year 2001 with approximately 200 to 300 potential locations to be drilled on the 30,000 acres. Red River will retain a 40% working interest by paying for 36.3% of the development costs. It is estimated that this development could take place over a three to five year period commencing in the second half of 2001. Preliminary estimates are that Red River's net share of development cost will range between $36,000,000 and $54,000,000 over the 3 to 5 year period. Red River will seek to fund these capital expenditures utilizing bank financing. We may also seek to provide additional funding through the issuance of its common stock in a public offering. If funds are unavailable to Red River, either through a bank line of credit or cash advances provided by us, Red River will be compelled to reduce its interest in the development of the 200 to 300 potential locations.

     On June 14, 2000 the ONEOK properties were acquired for total net consideration of $5,608,809, subject to additional post-closing adjustment for the final accounting of net revenues and operating expenses from the effective date to the closing. Such adjustment will be determined within 90 days after closing. The acquisition of the ONEOK properties was funded through additional borrowings under the Red River line of credit.

Unevaluated Properties

     Substantially all of our unevaluated costs at December 31, 1999 and June 30, 2000 relate to seismic, geological and leasehold costs incurred in Beta's Jackson County prospects. Beta and its partners have recently reprocessed

selected portions of the approximately 300 square miles of its 3-D data. In addition, recent drilling activity by other oil and gas companies in the vicinity of our prospects have yielded oil and gas discoveries in the deeper Lower Yegua and Wilcox formations. As a result of the seismic reprocessing and drilling activity, Beta and its partners have now identified in excess of 200 prospects and leads within the areas that have been evaluated by the 3-D seismic. This is approximately twice the number of locations previously identified by the 3-D seismic. The large number of additional prospects and leads recently identified will delay somewhat the evaluation of the costs associated with our unevaluated properties. Accordingly, we have revised our previous estimates of when the unevaluated costs will be considered evaluated and now believe that much of the evaluation will be delayed to future periods. This delay in the evaluation of unevaluated costs is not expected to adversely impact our financial condition, results of operations and liquidity in future periods.

1999 Bridge Note

     During the six months ended June 30, 1999, we completed the private placement of a $3,000,000 bridge note financing to three institutional investors referred to as the "1999 bridge financing." We issued promissory notes having a maturity date of one year and bearing an interest rate of 10%. In addition, a total of 459,000 shares of our common stock were issued in connection with the 1999 bridge financing. The $3,000,000 in bridge notes was repaid in full with accrued interest on July 7, 1999 from the proceeds of our initial public offering.

     We received net cash proceeds of $2,835,000 from the bridge notes. The estimated fair market value of 429,000 shares of common stock issued in connection with the bridge note of $2,574,000 was treated as a discount and was amortized over the term of the promissory notes using the interest method. Accordingly, we incurred additional interest expense of $1,227,091 for the six months ended June 30, 1999 because of the common stock issued in connection with the bridge notes. The debt issuance costs of the 1999 bridge financing of $24,151 were amortized as additional interest expense six months ended June 30, 1999.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 an 1999 (unaudited)

     During the three months ended June 30, 2000 we had oil and gas revenues of $1,082,253 as compared to $91,599 for the prior year period. Our net production and average prices received were as follows:

                                           Three Months Ended
                                                June 30
                                            2000          1999        Increase
                                        -------------- ------------ ------------
 Oil and gas sales                       $ 1,082,253    $  91,599       1,082%

 Net gas production (mcf)                    318,359       43,824         626%
 Net Oil production (barrels of oil)             539          -            N/A

 Average gas price                       $      3.35    $    2.09          60%
 Average oil price                       $     27.50          N/A          N/A


     During the three months ended June 30, 2000 we incurred lease operating expenses of $122,544, which included approximately $30,000 of workover expense, as compared to $2,916 for the prior year period. Our lease operating costs per equivalent unit of production were as follows:

                                                Three Months Ended
                                                      June 30
                                                 2000         1999     Increase
                                              ------------ --------- ----------
  Lease operating expense                     $ 122,544   $   2,916     4,102%
  Average lifting cost per equivalent mcf     $     .38   $     .07       443%

     General and administrative expenses for the three months ended June 30, 2000 were $435,105 compared to $224,142 for the three months ended June 30, 1999. This represents a 94% increase over the prior year period. The primary reasons for the increase were due to:

(1) An increase in operational activities in 2000 versus 1999 (approximately $11,200);
(2) An increase in the number of employees from six in 1999 to seven in 2000 (approximately $110,200); and
(3)  Costs related to being a publicly traded company(approximately $89,700).

     Depreciation and depletion expense for the three months ended June 30, 2000 was $611,457 compared to $35,768 for the three months ended June 30, 1999. This represents a $575,689 increase over the prior year period. The primary reason for the increase is due to the fact we had significantly higher oil and gas production in the current period verses the prior year that would give rise to higher depletion expense.

     Loss from operations totaled $(86,853) for the three months ended June 30, 2000 compared to $(172,454) for the three months ended June 30, 1999. The primary reason for the decrease in the loss was due to the significant increase in revenues in the current period versus the prior year period.

     Other income for the three months ended June 30, 2000 consisted of interest income in the amount of $37,274. We realized $1,679 of interest income for the same three month period in 1999. The reason for the increase was higher average cash and cash equivalents balances for the 2000 period as compared to the 1999 period.

     During the three months ended June 30, 2000, we incurred interest expense of $963 as compared to $907,434 for the three months ended June 30, 1999. Substantially all of the 1999 interest expense related to the bridge notes. Interest expense related to the bridge notes for the 1999 period consists of the following:

Cash  interest  expense                                               $  74,794
Amortization  of note discount and fair market value of
  30,000 shares                                                         821,737
Amortization of deferred loan costs                                      10,903
                                                                       ---------
  Bridge note interest expense for the three months ended
  June 30, 1999                                                       $ 907,434
                                                                  ==============

     Net loss for the three months ended June 30, 2000 was $(50,542) compared to $(1,078,209) for the three months ended June 30, 1999. The decrease in net loss was primarily due to the reduction in interest expense and the significant increase in revenues.

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999 (unaudited)

     During the six months ended June 30, 2000 we had oil and gas revenues of $2,022,503 as compared to $121,263 for the prior year period. Our net production and average prices received were as follows:

                                             Six Months Ended
                                                 June 30
                                             2000        1999        Increase
                                          ------------------------ -------------
  Oil and gas sales                       $ 2,022,503  $ 121,263       1,568%

  Net gas production (mcf)                    650,192     62,279         944%
  Net Oil production (barrels of oil)           1,664       -             N/A

  Average gas price                       $      3.04  $    1.95          56%
  Average oil price                       $     27.76       N/A           N/A

     During the six months ended June 30, 2000 we incurred lease operating expenses of $156,432 as compared to $11,951 for the prior year period. Our lease operating costs per equivalent unit of production were as follows:

                                                Six Months Ended
                                                     June 30
                                                2000         1999      Increase
                                           ------------ ------------ ----------
 Lease operating expense                  $   156,432  $  11,951        1,209%
 Average lifting cost per equivalent mcf  $       .24  $     .19           26%

     General and administrative expenses for the six months ended June 30, 2000 were $924,738 compared to $482,387 for the six months ended June 30, 1999. This represents a $442,351 or a 92% increase over the prior year period. The primary reasons for the increase were due to:

(1) An increase in operational activities in 2000 versus 1999 (approximately $147,800);
(2) An increase in the number of employees from six in 1999 to seven in 2000 (approximately $127,400); and
(3)  Costs related to being a publicly traded company (approximately $151,600).

     Depreciation and depletion expense for the six months ended June 30, 2000 was $1,172,529 compared to $48,183 for the six months ended June 30, 1999. This represents a $1,124,346 increase over the prior year period. The primary reason for the increase is due to the fact we had significantly higher oil and gas production in the current period verses the prior year that would give rise to higher depletion expense.

     Loss from operations totaled $(231,196) for the six months ended June 30, 2000 compared to $(422,485) for the six months ended June 30, 1999. The primary reason for the decrease in the loss was due to the significant increase in revenues in the current period versus the prior year period.

     Other income for the six months ended June 30, 2000 consisted of interest income in the amount of $57,287. We realized $3,954 of interest income for the same six month period in 1999. The reason for the increase was higher average cash and cash equivalents balances for the 2000 period as compared to the 1999 period.

     During the six months ended June 30, 2000, we incurred interest expense of $2,059 as compared to $1,373,782 for the six months ended June 30, 1999. Substantially all of the 1999 interest expense related to the bridge notes. Interest expense related to the bridge notes for the 1999 period consists of the following:

Cash interest  expense                                              $   111,637
Amortization  of note discount and fair market value of
     30,000 shares                                                    1,227,091
Amortization of deferred loan costs                                      35,054
                                                                 --------------
     Bridge note interest expense for the six months ended
     June 30, 1999                                                  $ 1,373,782
                                                                 ==============

     Net loss for the six months ended June 30, 2000 was $(175,968) compared to $(1,792,313) for the six months ended June 30, 1999. The decrease in net loss was primarily due to the reduction in interest expense and the significant increase in revenues.

Income Taxes

     As of December 31, 1999, we had available, to reduce future taxable income, a tax net operating loss carryforward of approximately $9,500,000 which expires in the years 2012 through 2018. As of December 31, 1999, Beta has a deferred tax asset of approximately $3,294,000 which is fully reserved for with a valuation allowance. The deferred tax asset consists almost entirely of the net operating loss carryforward. Utilization of the tax net operating loss carryforward may be limited in the event a 50% or more change of ownership occurs within a three year period. The tax net operating loss carryforward may be limited by other factors as well.

Drilling Activity

     During the six months ended June 30, 2000, we participated in the drilling of 2 exploratory wells. Of the 2 wells drilled, 1was completed as a dry hole and 1 was completed for production in July 2000. Subsequent to June 30, 2000 we have spudded 2 wells and they are currently being drilled at the time of this reporting.

     We are now the operator of the Jackson County project (over 200,000 acres of proprietary 3-D seismic surveys) and have accelerated the pace of the Texas program to 22 scheduled wells to be drilled before year end. Currently there are 3 scheduled Louisiana wells and 14 scheduled Oklahoma wells (part of the pending Red River merger) to be drilled projecting a total of 39 additional wells scheduled for Beta's domestic drilling program in the last half of 2000.

Exercise of Warrants

     During 1997 Beta issued 797,245 callable common stock purchase warrants entitling the holders to purchase 797,245 shares of Beta's common stock at an exercise price of $5.00 per share. We were entitled to call these warrants at any time on and after the date that our common stock is traded on any exchange, including the NASD Over-the-Counter Bulletin Board, at a market price equal to or exceeding $7.00 per share for 10 consecutive trading days, which was achieved in November 1999.

     We issued a call for these warrants as of February 23, 2000, the record date. 100% of the warrants associated with the call were exercised realizing gross proceeds of $2,372,850 and a total gross proceeds realized of $3,978,810 from the $5.00 warrants.

     We have approximately 383,375 callable common stock purchase warrants outstanding exercisable at a price of $7.50 per share. We are able to call these warrants at any time after our common stock has traded on Nasdaq at a market price equal to or exceeding $10.00 per share for 10 consecutive days, which was achieved in July 2000. It is our intent to call all of these warrants at such time, if and when, the cash is needed to fund capital requirements. We may receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants net of commission to the broker of record, if any. We could realize net proceeds of approximately $2,875,000 from the exercise of these warrants. There is no assurance that we will ever realize any proceeds from the $7.50 warrant calls.

Impact of Recently Issued Standards

     We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 effective with our fiscal year beginning January 1, 2000 as required by the Statement. Due to our current and anticipated limited use of derivative instruments, management anticipates that adoption of SFAS 133 will not have any significant impact on our financial position or results of operations. SFAS 132, "Employees' Disclosures about Pensions and other Postretirement Benefits," and SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998 and are not expected to impact us regarding future financial statement disclosures, results of operations and financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best of our knowledge there are no legal proceedings pending or threatened against us which would have a materially adverse effect on our financial condition or results of operations.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held at the Marriott Newport Beach Hotel and Tennis Club (at Fashion Island), 900 Newport Center Drive, Newport Beach, California on Saturday, June 24, 2000, at 2:00 P.M. Pacific Daylight Time. The matters submitted to a vote of our shareholders as well as the results of the votes cast are as follows:

         Matters voted upon by holders of common Stock:

Proposal No.1: Election of directors. A summary of the votes cast is as follows:


                                          % of                    % of                % of
                                       out-standing   Number out-standing  Number  out-standing
                         Number For       shares      Against    shares   Abstain    shares
Steve Antry ..........   8,468,857          87%         400       0.004    3,610      0.04%
R. Thomas Fetters ....   8,468,857          87%         400       0.004    3,610      0.04%
Joe C. Richardson, Jr    8,468,857          87%         400       0.004    3,610      0.04%
Lawrence W. Horwitz ..   8,468,857          87%         400       0.004    3,610      0.04%
John P. Tatum ........   8,468,857          87%         400       0.004    3,610      0.04%
Rolf N. Hufnagel .....   8,468,857          87%         400       0.004    3,610      0.04%

As a result of the voting, Steve Antry, R. Thomas Fetters, Joe C. Richardson, Jr., Lawrence W. Horwitz, John P. Tatum and Rolf N. Hufnagel were elected as our directors to serve in that capacity until the annual meeting of shareholders in 2001.

Proposal No. 2: Amendment to Beta's Articles of Incorporation. A summary of the votes cast is as follows:

                   % of out-                        % of out-                      % of out-
                   standing                          standing        Number         standing
Number For         shares        Number Against       shares       Abstaining        shares

6,250,634           64%             319,370            3.3%          40,607          0.42%

Prior to the approval of the Amendment, our Articles of Incorporation authorized 50,000,000 shares of $0.001 par value common stock. The Amendment did not change the number of authorized shares of common stock. The Amendment authorized 5,000,000 shares of $0.001 par value preferred stock.

Proposal No. 3: Ratification of Appointment of Independent Auditors. A summary of the votes cast is as follows:


                  % of out-                         % of out-                      % of out-
                  standing                           standing        Number         standing
Number For         shares       Number Against        shares       Abstaining        shares
8,431,817            87%            29,165             .30%          11,885          .12%

We have engaged Hein + Associates LLP as independent auditors to perform the audit of our financial statements for fiscal year 2000.

Item 5.  Other Information

     The newest member to be elected to our Board of Directors is Mr. Rolf N. Hufnagel. Mr. Hufnagel is the Chairman, President and Chief Executive Officer of Red River Energy, Inc., which he cofounded in 1997. We expect that we will complete an acquisition of Red River in the third quarter of 2000. Prior to forming Red River, Mr. Hufnagel founded and served as Chairman, President and Chief Executive Officer of Carlton Resources Corporation, an oil and gas acquisition company, from 1994 to 1998. From 1986 to 1992, Mr. Hufnagel served as Senior Vice President of RAMCO Oil & Gas, Inc., a privately held property acquisition company. Mr. Hufnagel received his Bachelor of Science from Cameron University and his Master of Business Administration from the University of Oklahoma in 1974.

    On June 15, 2000 J. Chris Steinhauser resigned from Beta Oil & Gas, Inc. as a Director and Chief Financial Officer in order to pursue other interests. He has been replaced as CFO by Joseph L. Burnett who comes to Beta with 26 years of oil and gas accounting experience and is a CPA. Mr. Burnett received his Bachelor of Science in Business Administration from Oklahoma State University in 1974. Most recently, Mr. Burnett served American Central Gas Technologies, Inc. as Controller for approximately six years.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

(1)      Exhibit 27-1, "Financial Data Schedule" - for the quarter ended
         June 30, 2000

(b) The following reports were filed on Form 8-K during the quarter ended June 30, 2000:

                  (1)   February 23, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                           BETA OIL & GAS, INC.


Date:  August 14, 2000                     By    /s/ Joseph L. Burnett
                                                 Joseph L. Burnett
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer