Form 10-Q
period 2000-09-30
BETA OIL & GAS INC
filed 2000-11-14
CIK 1059324

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                      ------------------------------------

                             WASHINGTON, D.C. 20549

                      ------------------------------------
                                    FORM 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 2000

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the Transition Period From ___________ to __________




                        Commission File Number: 000-25717


                       [GRAPHIC OMITTED][GRAPHIC OMITTED]


                              BETA OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)



                    Nevada                     86-0876964
          (State of Incorporation) (I.R.S. Employer Identification No.)



              6120 S. Yale, Suite 813, Tulsa, OK         74136
            (Address of principal executiveoffices)    (Zip Code)


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

                                    Yes X No


As of November 1, 2000, the Registrant had 12,340,151 shares of Common Stock, $.001 par value, outstanding.


===============================================================================

                                      INDEX


                                                                          PAGE
PART 1 - FINANCIAL INFORMATION                                             NO.

ITEM 1.   Financial Statements...............................................3
      Consolidated Balance Sheets September 30, 2000 (unaudited)
          and December 31, 1999..............................................3
      Consolidated Statements of Operations for the three months ending
          September  30,  2000 and  September  30, 1999 and for the
          nine months ending September 30, 2000 and September 30, 1999
         (unaudited).........................................................4
      Consolidated  Statements of Cash Flows for the nine months ending September 30, 2000 and September 30, 1999 (unaudited).......5
      Supplemental Disclosure of Noncash Investing and Financing Activities
          for the nine months ending September 30, 2000 and September 30,
          1999...............................................................5
      Notes to Consolidated Financial Statements.............................6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................8
      Disclosure Regarding Forward-Looking Statements........................8
      Financial Condition, Liquidity and Capital Resources...................9
      Long Term Liquidity and Capital Resources..............................11
      Effect of Merger with Red River on Long Term Liquidity and Capital
          Resources..........................................................11
      Unevaluated Properties.................................................12
      Comparison of Results of Operations for the three months ended
          September 30, 2000 and 1999 (unaudited)............................12
      Comparison of Results of Operations for the nine months ended
          September 30, 2000 and 1999 (unaudited)............................13
      Income Taxes...........................................................15
      Drilling Activity......................................................15
      Exercise of Warrants...................................................15
      Impact of Recently Issued Standards....................................15

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk........16

PART II. - OTHER INFORMATION

ITEM 1.      Legal Proceedings...............................................17
ITEM 2.      Changes in Securities...........................................17
ITEM 3.      Defaults Upon Senior Securities.................................17
ITEM 4.      Submission of Matters to a Vote of  Security Holders ...........17
ITEM 5.      Other Information...............................................18
ITEM 6.      Exhibits and Reports on Form 8-K................................18

Signatures...................................................................19

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                              BETA OIL & GAS, INC.
                          CONSOLIDATED BALANCE SHEETS


ASSETS .........................................................   September 30,     December 31,
                                                                        2000            1999
                                                                   -----------    -----------------
                                                                    (unaudited)
Current assets:
     Cash and cash equivalents ...............................     $  1,795,462    $   1,448,655
     Accounts receivable -
          Oil and gas sales                                           2,142,692          745,493
          Other                                                          51,700            1,178
     Prepaid expenses                                                   149,143          104,241
                                                                    -----------    -----------------
               Total current assets                                   4,138,997        2,299,567
                                                                    -----------    -----------------

Property and equipment:
     Oil and gas properties, at cost (full cost method)
          Evaluated properties                                       35,090,438        9,810,198
          Unevaluated properties                                     14,143,821       12,091,627
     Gas gathering and support equipment                              3,003,591           --
     Other                                                               73,645           38,303
                                                                    -----------    -----------------
                                                                     52,311,495       21,940,128
     Less:  accumulated depreciation, depletion and amortization     (5,120,133)      (3,823,299)
                                                                    -----------    -----------------
                                                                     47,191,362       18,116,829

Other assets                                                          2,678,628          465,079
                                                                    -----------    -----------------
                                                                   $ 54,008,987    $  20,881,475
                                                                    ===========    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion -  long term debt ........................... $     71,331    $       --
     Accounts payable, trade                                            615,681          225,174
     Premiums payable- current portion                                   29,249           28,224
     Payroll  and payroll taxes payable ...........................       --              10,631
     Accrued interest .............................................      98,708            --
     Other accrued expenses                                             136,750            1,270
                                                                    -----------    -----------------
              Total current liabilities                                 951,719          265,299
                                                                    -----------    -----------------

Long term debt and other                                             13,805,551           27,939

Shareholders' equity:
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
          none issued or outstanding                                     --                --
     Common stock, $.001 par value;  50,000,000 shares authorized;
          12,340,151 and  9,400,124 shares issued and outstanding at
          September 30, 2000 (unaudited) and  December 31, 1999,
          respectively ..........................................        12,341            9,400
      Additional paid-in capital                                     46,545,380       28,549,313
      Accumulated deficit .......................................    (7,306,004)      (7,970,476)
                                                                    -----------    -----------------
              Total shareholders' equity                             39,251,717       20,588,237
                                                                    -----------    -----------------
                                                                   $ 54,008,987    $  20,881,475
                                                                    ===========    =================



The accompanying notes are an integral part of these consolidated financial statements

                              BETA OIL & GAS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                The three         The three        The nine         The nine
                                               months ended      months ended    months ended     months ended
                                               September 30,     September 30,   September 30,    September 30,
                                                    2000             1999             2000            1999
                                             ---------------- ----------------- --------------- -----------------

Revenues
        Oil and gas sales .................   $  1,967,777      $   254,332      $ 3,990,280     $    375,595
        Gathering                                   55,000             --             55,000             --
                                                 ------------    ------------    ------------    ------------
                Total revenue                    2,022,777          254,332        4,045,280          375,595

Costs and expenses:
    Lease operating expense                        333,323           12,190          489,755           24,141
    General and administrative                     651,576          401,340        1,576,314          883,727
    Impairment expense ...............                --              --                --              1,227
    Depreciation, amortization and
        depletion expense                          138,742          114,819        1,311,271          163,002
                                                 ------------    ------------    ------------    ------------
                Total costs and expenses         1,123,641          528,349        3,377,340        1,072,097
                                                 ------------    ------------    ------------    ------------

Income (loss) from operations .............        899,136         (274,017)         667,940         (696,502)

Other income and (expense):
        Interest expense ..................        (92,478)      (1,591,390)         (94,537)      (2,965,172)
        Interest income                             33,783           13,868           91,070           17,822
                                                ------------     ------------    ------------    ------------
Net income (loss) .........................   $    840,441      $(1,851,539)     $   664,473     $ (3,643,852)
                                                ============     ============    ============    ============

Basic income (loss) per common share          $      0.078          ($ 0.21)     $     0.066          ($ 0.46)
                                                ============    ============     ============    ============

Diluted income (loss) per common share ....   $      0.073         ($  0.21)     $     0.062          ($ 0.46)
                                               ============     ============     ============    ============

Weighted average common shares outstanding:

          Basic ...........................     10,801,585         8,750,411      10,035,804        7,852,341
                                               ============     ============     ============    ============

          Diluted .........................     11,491,613         8,750,411      10,755,887        7,852,341
                                               ============     ============     ============    ============























The accompanying notes are an integral part of these consolidated financial statements

                              BETA OIL & GAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                The nine months ended September 30,
                                                                                       2000               1999
                                                                                  ----------------   ---------------
Cash Flows From Operating Activities:
  Net income (loss)..................................................                $     664,473   $ (3,643,852)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating
       Activities:
       Depreciation, amortization and depletion                                          1,311,271        163,002
       Amortization of notes payable discount and debt issuance costs                        --         2,843,100
       Impairment expense ...........................................                        --             1,227
       Salary contributed to Beta ...................................                        --            10,000
       Warrants issued for services .................................                      128,338            --
 Changes in operating assets and liabilities:
       Accounts receivable ..........................................                     (548,276)      (221,171)
       Prepaid expenses                                                                      6,363        (67,978)
       Accounts payable, trade                                                              63,936       (177,629)
       Accrued payroll ..............................................                      (10,631)         7,942
       Other accrued expenses .......................................                       (2,179)          (800)
                                                                                         -----------    -----------
            Net cash provided by (used in) operating activities .....                    1,613,295     (1,086,159)
                                                                                         -----------    -----------

Cash Flows From Investing Activities:
  Cash received in acquisition of RRE ...............................                      895,097           --
  Oil and gas property expenditures .................................                   (2,834,679)    (5,815,638)
  Gas gathering expenditures ........................................                       (2,858)          --
  Change in other assets ............................................                   (2,213,435)      (537,714)
  Acquisition of furniture, fixtures & equipment ....................                      (11,917)        (1,947)
                                                                                        -----------    -----------
            Net cash used in investing activities ..................                    (4,167,792)    (6,355,299)
                                                                                        -----------    -----------

Cash Flows From Financing Activities:
  Proceeds from sale of shares and warrants, net ....................                         --        7,746,830
  Proceeds from exercise of warrants ................................                    3,203,390         75,000
  Proceeds from notes payable .......................................                      256,504           --
  Repayments of notes payable .......................................                     (536,296)          --
  Offering costs of previous private placements .....................                         --          (42,996)
  Proceeds from premiums payable ....................................                         --           65,651
  Repayment of premiums payable .....................................                      (22,294)        (5,957)
  Proceeds from issuance of bridge notes, net .......................                         --        2,835,000
  Repayment of bridge notes .........................................                         --       (3,000,000)
  Decrease in deferred offering costs ...............................                         --           23,524
                                                                                        -----------    -----------
        Net cash provided by financing activities                                        2,901,304      7,697,052
                                                                                        -----------    -----------

Net Increase In cash & cash Equivalents                                                    346,807        255,594
Cash and cash equivalents - Beginning of period                                          1,448,655        198,043
                                                                                        -----------    -----------

Cash and cash equivalents - End of period ...........................                $   1,795,462    $    453,637
                                                                                        ===========    ===========



Supplemental Disclosure Of Cash Flow Information:
       Cash paid for interest .......................................                $      92,478    $    120,555
                                                                                        ===========    ===========
       Cash paid for income taxes ...................................                $       8,000    $      5,410
                                                                                        ===========    ===========

Supplemental Disclosure Of Noncash Investing And Financing:
Fair market value of common stock issued for:
           Net assets acquired, net of cash, through acquistion of RRE               $  13,459,903    $       --
           Common stock & warrants issued in settlement of debt                            312,280            --
           Discount on notes payable ................................                $      --        $  2,574,000
           Interest on bridge notes ................................                 $      --        $    180,000


The accompanying notes are an integral part to these consolidated financial statements

                              FINANCIAL STATEMENTS

                       BETA OIL & GAS, INC. AND SUBSIDIARY



              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The accompanying  consolidated  financial  statements of Beta Oil & Gas,
     Inc. and subsidiaries "(Beta") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2000, the statements of operations for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which we consider necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999 consolidated balance sheets were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements as contained in our 1999 Form 10-K which was filed March 25, 2000.

Note 2. On August 30, 2000, we closed the previously reported Agreement and Plan of Merger ("Agreement") to acquire 100% interest in Red River Energy, LLC. ("RRE"). The acquisition was consummated through a merger ("Merger") between Beta Acquisition Company, Inc., a wholly-owned subsidiary of Beta, and RRE following approval of the Agreement. The effective date of the Merger was September 1, 2000.

     The assets of RRE consist of five components: 1) a 97.4% working interest (80% net revenue interest) in a 30,160 acre unit which is currently producing approximately 2,800 net MMBTU/d and 110 net Bopd from 22 active wells in the Hunton Limestone formation in Central Oklahoma; 2) an 85% working interest (68% net revenue interest) in 8,100 acres which are currently producing 690 net MMBTU/d from 45 wells in the Atoka, Gilcrease and Cromwell formations in Eastern Oklahoma; 3) a gas gathering system consisting of 40 miles of pipeline which is currently transporting approximately 2250 MMBTU/d in Eastern Oklahoma; 4) a 46 well coal bed methane project also located in Eastern Oklahoma which is operated by RRE and is currently under development and producing approximately 500 MMBTU/d; and 5) as of June 14, 2000 RRE purchased from ONEOK Resources Company, 124 oil and gas properties and prospects in 26 fields in Kansas, Oklahoma and Texas and is currently producing approximately 890 net MMBTU/d and 115 net Bopd.

     For financial accounting purposes, the Merger was accounted for using the purchase method of accounting. Our cost to acquire RRE calculated to be $14.355 million assuming an average Beta common stock price of $6.38 per share with 2,250,000 shares issued to the stockholders of RRE which was allocated to the assets acquired and liabilities assumed according to their fair values.

Note 3. For the nine months ended September 30, 2000, gross proceeds of $3,203,390 have been realized from the exercise of stock warrants and options to purchase our common stock. This included $2,408,250 gross proceeds from our warrant call of $5.00 callable cokmon stock purchase warrants which was completed on May 25, 2000.

Note 4. At September 1, 2000, TCM, L.L.C. ("TCM"), a wholly-owned subsidiary of Beta had approximately $2,165,000 of debt associated with its coal bed methane properties. The debt was secured only by the coal bed methane properties, which are currently classified as unevaluated properties since they are still in the testing phase. On September 19, 2000, TCM purchased the note which had a principal balance due, including interest, of approximately $2,270,000. The lender agreed to accept a cash payment of $530,280, 10,000 shares of Beta common stock and 100,000 warrants to purchase Beta common stock at $10.78 per share which was equal to 125% of the market price on the date of closing. Beta provided the cash to TCM from working capital and borrowings. The debt was recorded at fair value or $842,561 at the time of the Merger.

Note 5. The results of operations for the three and nine months ended September 30, 2000 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year.

Note 6. NET INCOME (LOSS) PER COMMON SHARE
     The following represents the calculation of net income (loss) per common share.

                                      For the three months ended       For the nine months ended
                                           September 30                       September 30
                                       2000              1999           2000             1999
                                      ---------       ---------       --------      ----------
BASIC
Net income (loss) applicable to
common shareholders                 $  840,441     $ (1,851,539)    $  664,473     $  (3,643,852)
                                    ===========    =============    ===========    ==============
Weighted average number of
common shares                       10,801,585        8,750,411     10,035,804         7,852,341
                                    ===========    =============    ===========    ==============
Basic earnings (loss) per share     $     .078     $       (.21)    $     .066     $        (.46)
                                    ===========    =============    ===========    ==============

DILUTED
Net income (loss) available to
common shareholders plus assumed
conversion                          $  840,441     $ (1,851,539)    $  664,473     $  (3,643,852)
                                    ===========    =============    ===========    ==============

Weighted average number of
common shares                       10,801,585        8,750,411     10,035,804         7,852,341

Common stock equivalent shares
representing shares issuable
upon exercise of stock options          37,646            --            28,744             --

Common stock equivalent shares
representing shares issuable
upon exercise of warrants              652,382            --           691,339             --
                                   ------------    -------------   ------------   ---------------
Weighted average number of
shares used in calculation of
diluted income (loss) per share     11,491,613        8,750,411     10,755,887         7,852,341
                                   ============    =============   ============   ===============
Diluted earnings (loss) per share  $      .073     $       (.21)   $      .062    $         (.46)
                                   ============    =============   ============   ===============

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion is to inform you about the financial position, liquidity and capital resources of Beta as of September 30, 2000 and December 31, 1999 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999.

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

     We can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the our control. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations.

     Factors that may affect such forward-looking statements include, but are not limited to:

|_| Beta's ability to generate additional capital to complete its planned drilling and exploration activities
|_| Risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas
|_|      Competition from other oil and gas companies
|_|      Shortages of  equipment,  services and supplies
|_|      Government regulation
|_|      Environmental matters
|_| Financial condition and operating performance of the other companies participating in the exploration, development and production of oil and gas ventures that Beta is involved in

     In addition, since the majority of our prospects are currently operated by third parties, we may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities.

Financial Condition, Liquidity and Capital Resources

     Our working capital was a surplus of $3,187,278 at September 30, 2000 compared to a surplus of $2,034,268 at December 31, 1999. Our working capital increased primarily due to a positive cash flow from operations for the first nine months of 2000, funds received from the exercise of common stock purchase warrants and the merger with Red River Energy. One major factor in our increased cash flow from operations has been the upward trend in the price received for crude oil and natural gas in 2000. To date, a significant amount of working capital has been used in our exploration and development program.

     Our cash balance at September 30, 2000 was $1,795,462 compared to a cash balance of $1,448,655 at December 31, 1999. The change in Beta's cash balance is summarized as follows:

Cash balance at December 31, 1999 .............................   $ 1,448,655
Sources of cash:
     Cash provided by operating activities ....................     1,613,295
     Cash provided by financing activities                          2,901,304
     Cash provided from RRE merger                                    895,097
                                                                  -----------
                    Total sources of cash                           5,409,696
Uses of cash:
      Oil and gas properties, including gathering, expenditures    (2,837,537)
      Other assets (increase in advances to industry partners)     (2,213,435)
      Furniture, fixtures and equipment .......................       (11,917)
                                                                  -----------
                    Total uses of cash ........................    (5,062,889)
                                                                  -----------
Cash balance at September 30, 2000                                  1,795,462
                                                                  ===========

     During the nine months ended September 30, 2000 we realized $3,203,390 from the exercise of warrants.

     For the first nine months of 2000, our existing working capital, net cash flow from operations and the exercise of common stock purchase warrants has been sufficient to fund operations and capital requirements. For the remainder of 2000, we fully expect these sources of funds to be sufficient to meet our operational and capital requirements. We have allocated or will allocate our cash resources to the following in 2000:


1) With the completion of the RRE merger, we estimate our 2000 revenue will be approximately $7.5 million and EBITDA will be approximately $4.0 million, of which revenues of approximately $4.0 million and EBITDA of approximately $2.0 million are projected for the fourth quarter.


2) For 2000, drilling and completion costs for wells on our prospects are estimated to be approximately $3.4 million of which approximately $2.2 million is projected for the fourth quarter. While it is difficult to predict the exact timing of when these wells will be proposed for drilling, our operating agreements generally provide a 30 day period in which to elect participation in a proposed well. Generally funds must be advanced within 30 days or less after the 30 day election period. Additionally, the increased industry demand for drilling rigs has added to the difficulty in predicting the timing;

3) Costs of $0.2 million estimated for the remainder of 2000 to drill new wells, reactivate certain wells and fracture treat certain wells associated with the Red River properties;

4) Leasehold acquisition costs for 2000 are estimated to be $2.0 million, of which approximately $0.5 million is projected for the fourth quarter;


5)   3-D seismic acquisition costs only if funds are available; and

6)   General and administrative overhead.

     Other than item 3) above, we do not anticipate the RRE merger will impact our remaining 2000 capital spending or financing plans. As discussed below under "Effect of Merger With RRE on Long Term Liquidity and Capital Resources", we may have to advance additional funds to RRE in future periods to facilitate development of the Red River properties.

     Our planned capital expenditures and administrative expenses could exceed those amounts budgeted and could exceed our cash from all sources. If this happens, it may be necessary for us to raise additional funds. It is anticipated that additional funds will be raised from one or more of the following sources:

1) We have approximately 375,725 callable common stock purchase warrants outstanding exercisable at a price of $7.50 per share. We are able to call these warrants at any time after our common stock has traded on Nasdaq at a market price equal to or exceeding $10.00 per share for 10 consecutive days which was achieved in July 2000. It is our intent to call all of these warrants at such time, if and when, the cash is needed to fund capital requirements. We will receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants net of commission to the broker of record, if any. We could realize net proceeds of approximately $2,814,500 from the exercise of all of these warrants. There is no assurance that any warrants will be exercised or that we will ever realize any proceeds from the $7.50 warrant calls.

2) We may seek bank or other debt financing at such time that cash flow from operations is established. We are not able to predict when, if ever, such financing will be available. We are seeking to increase the current available borrowing base associated with the RRE credit agreement by $1,000,000, but there is no assurance that this will be achieved.

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

4) We may realize additional cash flow from oil and gas wells to be drilled, if found to be productive. We own a working interest in wells that are currently producing and in additional wells which are presently being completed and equipped for production. We currently estimate that during 2000 the wells will generate approximately $7,000,000 of net cash flow
     after  deducting  lease  operating   expenses,   of  which   approximately
     $2,700,000 will occur in the fourth quarter.

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

3) Sell a portion of our interest in proposed wells and use the sale proceeds to fund our participation for a lesser interest; or

4)       Reduce general and administrative expenses.

     We believe there is sufficient working capital to fund our remaining capital expenditure requirements for 2000. Our long term goal is to continue the pattern of growing the Company by accumulating oil and gas reserves through acquisition and drilling during the next three to five year period, and then selling the Company. In the event we cannot raise additional capital, or the industry market is unfavorable, we may have to slow or alter our long term goal accordingly.

     These are forward looking statements that are based on assumptions which in the future may not prove to be accurate. Although we believe that the expectations reflected in such forward looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved.

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

Effect of Merger with RRE on Long Term Liquidity and Capital Resources

     As a result of the merger with RRE (now Beta Operating Company, "BOC"), we now guarantee indebtedness of approximately $13,785,000 at September 30, 2000. The amount of debt outstanding is related to BOC's revolving credit agreement with Bank of Oklahoma. The agreement which matures October 1, 2001 currently has a borrowing base of $13,900,000 and is redetermined on a semi-annual basis. As a result of the Merger, limited personal guarantees by the former shareholders of RRE were replaced by corporate guarantees from Beta and BOC. Under the terms, BOC is required to maintain certain ratios and be in compliance with other covenants. At September 30, 2000, BOC was in compliance with all covenants.

     In the opinion of our management, the estimated future net cash flow from BOC's oil and gas properties, which include the ONEOK property acquisition, will be sufficient to repay the principal and interest associated with the Bank of Oklahoma debt. This assessment is based on current oil and gas prices in effect and current reserve estimates, all of which are subject to change. In the event of substantial reductions in the prices received for oil and gas and/or downward revisions of oil and gas reserve estimates, the cash flow from the Red River properties may not be sufficient to service the Bank of Oklahoma debt. In this event, we may be required to dedicate significant amounts of cash to service debt requirements. The funds will have to come from one of the sources discussed under "Financial Condition, Liquidity and Capital Resources." In the event that such funds are not available, we will be compelled to sell oil and gas properties to repay the debt.

     BOC also has no material long-term commitments associated with its capital expenditure plans or operating agreements other than its planned activities in the "WEHLU" unit in Central Oklahoma. The level of BOC's capital expenditures will vary in future periods depending on the results it experiences in the "WEHLU" unit. Effective February 18, 2000, BOC entered into an agreement with Avalon Exploration, Inc. of Tulsa to jointly test and develop additional production in the Company's 30,000 acre producing WEHLU Unit in Central Oklahoma. The original agreement was amended July 30, 2000 for an extension of the drilling commencement date. The agreement was then revised August 23, 2000 modifying the number of wells in the pilot project and the ownership terms for the pilot project.

     The terms of the revised agreement call for Avalon to drill wells and expend between $2.8 and $5.6 million for a pilot project within the "WEHLU" unit. Avalon will thereby be entitled to an assignment of all of BOC's leasehold interest in the wells drilled by Avalon and in production from the 160 acres surrounding each well. BOC has retained an option to repurchase 40% of its original working interest in these same properties after the pilot project has been completed, whereby BOC can elect to reimburse Avalon for 40% of the actual costs incurred for drilling and completing the pilot project wells. The option to purchase must be exercised within 120 days of the completion of the last pilot project well. BOC benefits from this option in that it is able to review the initial success of the pilot project before deciding whether to commit funds for the project. It is currently estimated that the option to purchase will need to be exercised sometime in the last half of 2001 should BOC elect to participate. If BOC exercises its option to purchase the pilot program interest, it will be required to advance its 40% share of the capital costs associated with the pilot program, or between $1.2 to 2.2 million. In the event funds are unavailable, BOC will have to forfeit the 40% look back interest. If BOC is unable to utilize its existing line of credit with the Bank of Oklahoma, then Beta may elect to advance funds on BOC's behalf to allow BOC to exercise its option. In this event, we will have to secure funds from one of the sources discussed under "Financial Condition, Liquidity and Capital Resources." There is no assurance that these funds will be available.

     If the WEHLU pilot program is successful, the ongoing development of the field will commence in the year 2001 with approximately 150 to 200 potential locations to be drilled on the 30,000 acres. BOC will retain a 40% working interest by paying for 36% of the development costs. It is estimated that this development could take place over a three to five year period commencing in the last half of 2001. Preliminary estimates are that BOC's net share of development cost will range between $37,800,000 and $50,400,000 over the 3 to 5 year period. BOC will seek to fund these capital expenditures utilizing bank financing. We may also seek to provide additional funding through the issuance of its common stock in a public offering. If funds are unavailable to BOC, either through a bank line of credit or cash advances provided by us, BOC will be compelled to reduce its interest in the development of the 150 to 200 potential locations.

Unevaluated Properties

     Substantially all of our unevaluated costs at December 31, 1999 and September 30, 2000 relate to seismic, geological and leasehold costs incurred in Beta's Jackson County prospects. Beta and its partners have recently reprocessed selected portions of the approximately 300 square miles of its 3-D data. In addition, recent drilling activity by other oil and gas companies in the vicinity of our prospects have yielded oil and gas discoveries in the deeper Lower Yegua and Wilcox formations. As a result of the seismic reprocessing and drilling activity, Beta and its partners have now identified approximately 100 drillable prospects within the areas that have been evaluated by the 3-D seismic. Numerous other leads will be further evaluated subject to drilling results and additional geologic information. A multicompany regional study of the Lower Yegua-Wilcox play has resulted in definition of several large, high potential prospects on which acreage is presently being acquired. The large number of additional prospects and leads recently identified will delay somewhat the evaluation of the costs associated with some of our unevaluated properties. Accordingly, we have revised our previous estimates of when the unevaluated costs will be considered evaluated and now believe that much of the evaluation will be delayed to future periods. This delay in the evaluation of unevaluated costs is not expected to adversly impact our financial condition, results of operations and liqudity in future periods. Drilling and completion of Frio and shallow Yegua wells is ongoing gubject to rig availability.

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999 (unaudited)

     Net income for the three months ended September 30, 2000 was $840,441 compared to net loss of $(1,851,539) for the three months ended September 30, 1999. The favorable change was primarily due to the reduction in interest expense and a significant increase in operating income. The increase in operating income was due to a 384% increase in gas equivalent production combined with a 59% increase in the average price for natural gas and a 38% increase in the average price for crude oil. Additionally, effective September 1, 2000, the operating results from the RRE operations were included in the consolidated earnings. RRE operating income for the one month was approximately $402,600. This figure excludes interest expense, depreciation and depletion.

     During the three months ended September 30, 2000 we had oil and gas revenues of $1,967,777 as compared to $254,332 for the prior year period. Our net production and average prices received were as follows:

                                         Three Months Ended
                                            September 30
                                          2000          1999        Increase
                                     -------------- ------------ --------------
Oil and gas sales .................   $1,967,777   $  254,332          674%

Net gas production (mcf) ..........      414,229       91,000          355%
Net Oil production (barrels of oil)        7,437          614        1,110%

Average gas price .................   $     4.22   $     2.65           59%

Average oil price .................   $    29.17   $    21.15           38%

     During the three months ended September 30, 2000 we incurred lease operating expenses of $333,323 as compared to $12,190 for the prior year period. The increase in operating expense is due to increased production volume and the inclusion of operating expense associated with the properties acquired in the Merger at 9/1/00. This expense was approximately $244,000, which included approximately $29,800 operating expense for a gathering system. The lifting cost for the acquired properties is higher than Beta's due to a substantially higher volume of saltwater produced by the acquired properties which has to be disposed. Our lease operating costs per mcf equivalent unit of production, excluding operating expense of the gathering facilities, were as follows:

                                            Three Months Ended
                                               September 30
                                             2000         1999        Increase
                                       ------------ ------------ --------------
Lease operating expense ...............   $   303,523   $12,190     2,394%
Average lifting cost per equivalent mcf   $      0.66   $  0.13       454%

     General and administrative expenses for the three months ended September 30, 2000 were $651,576 compared to $401,340 for the three months ended September 30, 1999 which represents a 62% increase over the prior year period. The primary reason for the increase was due to the relocation and severance expense related to the office move during the three months ended September 30, 2000 of approximately $289,000, which included approximately $128,000 non-cash charge associated with the vesting rights associated with stock warrants of a former officer/employee.

     Depreciation and depletion expense for the three months ended September 30, 2000 was $138,742 compared to $114,819 for the three months ended September 30, 1999 which represents a 21% increase over the prior year period. Even though production increased approximately 384% over the same three month period for 1999, the overall amortization rate per mcf equivalent produced decreased approximately 75% from $1.21 per mcf in the third quarter of 1999 to $0.30 in the third quarter of 2000. This rate decrease was primarily a result of the beneficial impact on reserve volumes associated with the Merger.

     Other income for the three months ended September 30, 2000 consisted of interest income in the amount of $33,783. We realized $13,868 of interest income for the same three month period in 1999. The reason for the increase was higher average cash and cash equivalents balances for the 2000 period as compared to the 1999 period.

     Interest expense of $92,478 for the three months ended September 30, 2000 was primarily from the outstanding debt associated with BOC's existing line of credit. During the three months ended September 30, 1999, we incurred interest expense of $1,591,390 which was mainly due to the bridge notes. Interest expense related to the bridge notes for the 1999 period consists of the following:

Cash interest expense .........................................................   $    8,918
Amortization of note discount and fair market value of 30,000 shares ..........    1,526,909
Amortization of deferred loan costs ...........................................       54,046
                                                                                  ----------
     Bridge note interest expense for the three months ended September 30, 1999   $1,589,873
                                                                                  ==========

Comparison of Results of Operations for the Nine months Ended September 30, 2000 and 1999 (unaudited)

     Net income for the nine months ended September 30, 2000 was $664,473 compared to a net loss of $(3,643,852) for the nine months ended September 30, 1999. The favorable change from the 1999 loss to net income was primarily due to a 614% increase in production on an equivalent mcf basis combined with a 48% increase in the average price for natural gas and a 37% increase in the average price for crude oil. These results include only the month of September 2000 results of operations from RRE.

     During the nine months ended September 30, 2000 we had oil and gas revenues of $3,990,280. Our net production was 1,064,421 mcf at an average price of $3.50 per mcf and 9,101 barrels of oil at an average price of $28.92 per barrel. During the nine months ended September 30, 1999 we had oil and gas revenues of $375,595. Our net production was 153,000 mcf at an average price of $2.37 per mcf and 614 barrels of oil at an average price of $21.15 per barrel.

                                         Nine Months Ended
                                          September 30
                                            2000       1999       Increase
                                       ------------ ------------ --------------
Oil and gas sales                        $ 3,990,280 $ 375,595       962%

Net gas production (mcf) ..........        1,064,421   153,000       696%
Net Oil production (barrels of oil)            9,101       614      1382%

Average gas price .................      $      3.50 $    2.37        48%
Average oil price .................      $     28.92 $   21.15        37%

     During the nine months ended September 30, 2000 we incurred lease operating expenses of $489,755 compared to $24,141 for the nine months ended September 30, 1999. The increase in our lifting cost was due to increased production volume for the nine months ended September 2000 over the same period for 1999 and the inclusion of the operating expense associated with the properties acquired in the Merger which included approximately $29,800 operating expense for a gathering system. The operating expense associated with these properties is significantly higher on a per mcf equivalent basis due to the higher volume of saltwater produced by these properties. For the nine months ended September 30, 2000 the lifting cost per mcf equivalent basis for the merger properties is approximately $1.25 per mcf compared to an average $0.25 per mcf for the non-merger properties. Our lease operating costs per mcf equivalent unit of production, excluding operating costs related to the gathering facilities, were as follows:

                                               Nine Months Ended
                                                 September 30
                                               2000         1999      Increase
                                           ------------ ------------ -----------
Lease operating expense ...............   $   459,968   $   24,141     1805%
Average lifting cost per equivalent mcf   $      0.41   $     0.15      173%

     General and administrative expenses for the nine months ended September 30, 2000 were $1,576,314 compared to $883,727 for the nine months ended September 30, 1999 which represents a 78% increase over the prior year period. The primary reasons for the increase were due to:

(1) Relocation and severance expense related to the office moves of approximately $289,000;
(2)      Costs related to being a publicly traded company $173,100; and
(3) Overall increase in activities, including number of employees from 6 to 13, in 2000 versus 1999, of approximately $232,900.

     Depreciation and depletion expense for the nine months ended September 30, 2000 was $1,311,271 compared to $163,002 for the nine months ended September 30, 1999 which represents a 704% increase over the prior year period. The reason for the increase is due to increased oil and gas production for the nine months ended September 2000 over the same period for 1999.

     Other income for the nine months ended September 30, 2000 consisted of interest income in the amount of $91,070 compared to $17,822 of interest income for the same nine month period in 1999. The increase is due to a higher average cash on hand balance in 2000.

     During the nine months ended September 30, 2000, Beta incurred interest expense of $94,537 for one month's interest which is primarily related to the RRE outstanding debt. For the nine months ended September 30, 1999, we incurred $2,965,172 of interest expense which was mostly related to the bridge notes. Interest expense related to the bridge notes for the 1999 period consisted of the following:

       Cash interest expense                                                             $          120,555
       Amortization of note discount and fair market value of 30,000 shares                       2,754,000
       Amortization of deferred loan costs                                                           89,100
                                                                                            ----------------
            Bridge note interest expense for the nine months ended September 30, 1999    $        2,963,655
                                                                                            ================

Income Taxes

     As of December 31, 1999, we had available, to reduce future taxable income, a tax net operating loss carryforward of approximately $9,500,000 which expires in the years 2012 through 2018. As of December 31, 1999, Beta had a deferred tax asset of approximately $3,294,000 which is fully reserved for with a valuation allowance. The deferred tax asset consists almost entirely of the net operating loss carryforward. Utilization of the tax net operating loss carryforward may be limited in the event a 50% or more change of ownership occurs within a three year period. The tax net operating loss carryforward may be limited by other factors as well. No tax provision was recognized for the nine months ended September 30, 2000.

Drilling Activity

     To date for the year 2000, we have participated in the drilling of 16 exploratory wells and 2 development wells. Of the 18 wells drilled, 4 wells were dry holes, 9 wells were completed for production and 5 wells are drilling. Currently there are 7 additional exploratory wells and 2 additional development wells scheduled to be drilled in the fourth quarter of 2000. The decrease in drilling rig availability has caused us to delay the drilling of certain prospects which were scheduled for the fourth quarter of 2000.

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

     We issued a call for these warrants as of February 23, 2000, the record date. 100% of the warrants associated with the call were exercised realizing gross proceeds of $2,408,250 in 2000 and a total gross proceeds realized of $4,031,710 from the $5.00 warrants.

     We also have 375,275 callable common stock purchase warrants outstanding exercisable at a price of $7.50 per share. We are able to call these warrants at any time after our common stock has traded on Nasdaq at a market price equal to or exceeding $10.00 per share for 10 consecutive days, which was achieved in July 2000. It is our intent to call all of these warrants at such time, if and when, the cash is needed to fund capital requirements. We may receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants net of commission to the broker of record, if any. We could realize net proceeds of approximately $2,814,500 from the exercise of these warrants. There is no assurance that any warrants will be exercised or that we will ever realize any proceeds from the $7.50 warrant calls.

Impact of Recently Issued Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities". The FASB has subsequently issued Statement No. 137 and Statement No. 138 which are amendments to FASB133. FASB 133, as amended, requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. FASB133, as amended, is effective for fiscal years beginning after June 15, 2000. FASB133, as amended, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. We anticipate adopting SFAS133, as amended, beginning January 1, 2001. We do not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity. We have not yet determined the impact of FASB133 on the income statement or the impact on comprehensive income.

     FASB132, "Employers' Disclosure About Pensions and Other Postretirement Benefits" and FASB134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998 and are not expected to impact our future financial statement disclosures, results of operations and financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     Beta is exposed to market risk related to adverse changes in oil and gas prices. Beta's oil and gas revenues can be significantly affected by volatile oil and gas prices. This volatility can be mitigated through the use of oil and gas derivative financial hedging instruments. Currently, Beta has derivative financial instruments in place to mitigate the fluctuations in gas price. The hedged volume represents approximately 21% of our gas equivalent production and is hedged until July 2001. Another 10% of our gas equivalent production is committed to a twelve-month fixed price contract which is in effect until July 2001. The remaining 69% of our production is not hedged and we may continue to experience wide fluctuations in oil and gas revenues as a result. Beta is also exposed to market risk related to adverse changes in interest rates. This volatility could be mitigated through the use of financial derivative instruments. Currently, we do not have any derivative financial instruments in place to mitigate the potential risk.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     To the best of our knowledge there are no legal proceedings pending or threatened against us which would have a materially adverse effect on our financial condition or results of operations.

Item 2.  Changes in Securities

     On September 19, 2000, 10,000 shares of our common stock and 100,000 callable common stock purchase warrants were issued to Duke Field Services, L.L.C. ("Duke") as partial consideration paid to Duke for the purchase of a note payable with a principal balance, including interest, of $2,270,000 and Duke's interest in the TCM coal bed properties. In addition to the common stock, Duke received approximately $530,000 cash. The callable common stock purchase warrants will expire on September 19, 2004 and have an exercise price of $10.78. Duke has piggyback registration rights, which gives Duke the option to register its common stock or any common stock issued upon exercise of their warrants when Beta registers any shares of its common stock under the Securities Act of 1933, as amended on a form which would permit the inclusion of Duke's common stock. Beta may call and redeem the outstanding warrants at any time by paying Duke the amount of $49.22 per warrant. No underwriter was used in the issuance of the common stock or stock warrants. In connection with the issuance of these securities, we relied upon Section 4(2) of the Securities Act in claiming exemption for the registration requirements of the Securities Act. All of the persons to whom the securities were issued had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. Certificates representing the securities issued bear a restrictive legend and stop transfer instructions have been entered prohibiting transfer of the securities except in compliance with applicable securities law.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On August 11, 2000 we mailed a Proxy Statement to our shareholders requesting consent to action in lieu of a special meeting of the shareholders. There were two matters that the shareholders were asked to vote on: 1.) That the Agreement and Plan of Merger, dated November 19, 1999 as amended, by and between the Company and Beta Acquisition Company, Inc. and Red River Energy, Inc. and the shareholders of Red River Energy, LLC. and the merger of Beta Acquisition Company, Inc. with and into Red River Energy, Inc., as described in the Agreement and Plan of Merger, be ratified and approved by the shareholders of the Company; and 2.) That the Shareholders of the Company ratify and approve the adoption of the Company's Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan previously approved by the Board of Directors. The results of the votes cast are as follows:

         Matters voted upon by holders of common Stock:

         Consent No. 1: Approval of Agreement and Plan of Merger with Red River Energy, L.L.C. A summary of the votes cast is as follows:


         Number For                  Number Against              Number Abstain
         8,060,535                      10,950                      23,740

         Consent No. 2: Approval of 1999 Incentive and Nonstatutory Employee Stock Option Plan. A summary of the votes cast is as follows:

         Number For                  Number Against             Number Abstain
         6,393,877                     192,125                      76,265

Item 5.  Other Information

     The newest member to be elected to our Board of Directors is Mr. Robert C. Stone, Jr. Mr. Stone fills the seat left vacant by Mr. Lawrence Horwitz, a California resident, who resigned when the Company relocated its headquarters to Tulsa, Oklahoma. Mr. Stone's last five years of employment were as Manager of Technical Services, Energy Division, First National Bank of Commerce from 1994 to 1998 (he started with First National as an engineer in 1983) and Manager of Energy Technical Services, Energy/Maritime Division, Hibernia National Bank from 1998 to this year which included technical evaluation responsibilities at Hibernia National Bank for all syndicated and direct lending E&P segment clients. Specifically, Mr. Stone concluded or approved all oil and gas collateral evaluations, and developed industry client relationships as well a pricing lending policies. Currently Mr. Stone is the Senior Vice President/Manager of the Energy Group at Whitney National Bank in New Orleans, Louisiana. Mr. Stone began his career as an engineer for approximately eight years with Exxon Company, U.S.A. Mr. Stone holds both a B.S. and M.S. in Engineering from the University of Houston. He was also a Founding Governor of the City Energy Club of New Orleans and is involved with many civic organizations in New Orleans where he still resides.

     On October 16, 2000 Mr. Rolf N. Hufnagel tendered his resignation to the Board of Directors. It was accepted by the Board on October 27, 2000 by Unanimous Consent. The position remains unfilled.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

        (1) Exhibit 27-1, "Financial Data Schedule" - for the quarter ended September 30, 2000
        (2) Exhibit. 10.29, Revised Joint Development Agreement dated August 8, 2000 between Red River Energy, L.L.C. and Avalon Exploration, Inc.
        (3) Exhibit 10.30, Purchase Agreement dated September 19, 2000 between Red River Energy, L.L.C. and Duke Energy Financial Services, L.L.C.

(b) The following reports were filed on Form 8-K during the quarter ended September 30, 2000:

          (1) Form 8-K dated and filed September 5, 2000 reported under Item 2 the consummation of the merger between Beta Oil & Gas, Inc., Red River Energy, Inc. and Beta Acquisition Company. Under Item 7 the following financial statements were filed:

                Financial Statements of Business Acquired:

               (i) Red River Energy, LLC and Subsidiaries Consolidated Balance Sheets as of December 31, 1999 and 1998 for the six months ended June 30, 2000 and the Related Consolidated Statements of Income and Retained Earnings and of Consolidated Cash Flows and Independent Auditors' Report.

               (ii) ONEOK  Resources  Company  Statement  of Revenues and Direct
                    Operating Expenses of Certain Properties sold to Red River Energy, LLC.

                Pro Forma Financial Information:

               (i)  Beta  Oil  &  Gas,   Inc.  Pro  Forma   Combined
                    Consolidated Balance Sheet as of December 31, 1999.

               (ii) Beta Oil & Gas, Inc. Unaudited Pro Forma Combined
                    Consolidated Statements of Operations for the Year Ended December 31, 1999 and the six months ended June 30, 2000.

               (iii)Notes  to  Pro  Forma Consolidated   Financial Statements.

               Additionally,  our  press  release  dated  August  31,  2000  was reported  under  Item 7.

     (2) Form 8-K/A dated and filed on September 13, 2000 reported under Item 5 the addition of the legal opinion and consent of Conner & Winters, a Professional Corporation, to the Exhibits to the September 12, 2000 Registration Statement which was filed on Form S-3 (File No. 333-45586). Also attached as exhibits under Item 7 were the legal opinion and consent of Conner & Winters as discussed in Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                             BETA OIL & GAS, INC.


Date:  November 14, 2000                   By    /s/ Joseph L. Burnett
                                                Joseph L. Burnett
                                                Chief Financial Officer and
                                                Principal Accounting Officer