Form 10-Q
period 2001-03-31
BETA OIL & GAS INC
filed 2001-05-08
CIK 1059324

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
                For the Quarter Ended March 31, 2001

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

                                  Yes X No ____

As of April 30, 2001, the Registrant had 12,362,951 shares of Common Stock,
$.001 par value, outstanding.

================================================================================

                                      INDEX

                                                                           PAGE
PART 1 - FINANCIAL INFORMATION                                              NO.
------------------------------------                                     -------

ITEM 1.   Financial Statements
            Consolidated Balance Sheets March 31, 2001 (unaudited) and
             December 31, 2000..............................................3
            Consolidated Statements of Operations for the three months ending March 31, 2001 and March 31, 2000 (unaudited)...........4
            Consolidated Statements of Cash Flows for the three months ending March 31, 2001 and March 31, 2000 (unaudited)...........5
            Notes to Consolidated Financial Statements......................6

ITEM 2.    Management's Discussion and Analysis of Financial Condition

             Comparison of Results of Operations for the three months ended

PART II. - OTHER INFORMATION

ITEM 1.      Legal Proceedings..............................................15
ITEM 2.      Changes in Securities..........................................15
ITEM 3.      Defaults Upon Senior Securities................................15
ITEM 4.      Submission of Matters to a Vote of Security Holders............15
ITEM 5.      Other Information..............................................15
ITEM 6.      Exhibits and Reports on Form 8-K...............................15

Signatures..................................................................15

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                              BETA OIL "&" GAS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31, 2001    DECEMBER 31, 2000
                                                                      --------------    -----------------
 CURRENT ASSETS:                                                        (Unaudited)
     Cash                                                          $      1,505,546     $      1,536,186
     Accounts receivable
         Oil and gas sales                                                2,949,212            2,766,405
         Other                                                              103,166               95,439
     Prepaid expenses                                                       210,827              200,615
                                                                      -------------     ----------------
         Total current assets                                             4,768,751            4,598,645

OIL AND GAS PROPERTIES, at cost (full cost method)
     Evaluated properties                                                46,100,143           43,110,463
     Unevaluated properties                                              13,555,385           13,450,347
     Less - accumulated amortization of full cost pool                   (7,639,659)          (6,354,905)
                                                                      -------------     ----------------
         Net oil "&" gas properties                                  52,015,869           50,205,905

OTHER OPERATING PROPERTY AND EQUIPMENT, at cost
     Gas gathering system                                                 1,484,212            1,454,212
     Support equipment                                                    1,578,695            1,505,496
     Other                                                                  138,093              114,672
     Less - accumulated depreciation                                       (288,367)            (158,918)
                                                                      -------------     ----------------
         Net other operating property and equipment                       2,912,633            2,915,462

OTHER ASSETS                                                                606,564              746,140
                                                                      -------------     ----------------

TOTAL ASSETS                                                       $     60,303,817     $     58,466,152
                                                                      =============     ================

CURRENT LIABILITIES:
     Current portion of long-term debt                             $         81,359     $         89,209
     Accounts payable, trade                                                595,553              629,696
     Income taxes payable                                                   274,733              198,650
     Interest payable                                                        82,493                 -
     Future transaction hedge liability                                     219,457                 -
     Other accrued liabilities                                              579,980              147,853
                                                                      -------------     ----------------
         Total current liabilities                                        1,833,575            1,065,408

LONG-TERM DEBT, less current portion                                     13,808,498           13,814,034
DEFERRED INCOME TAXES                                                     3,851,306            3,526,304
CONTINGENCIES  (NOTE 6)

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized; none issued or outstanding
     Common stock, $.001 par value; 50,000,000 shares authorized;
       12,362,951 and 12,340,951 shares issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively                    12,363               12,341
     Additional paid-in capital                                          46,656,696           46,592,976
     Accumulated other comprehensive loss                                  (219,457)                -
     Accumulated deficit                                                 (5,639,164)          (6,544,911)
                                                                      -------------     ----------------
       Total stockholders' equity                                        40,810,438           40,060,406
                                                                      -------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    60,303,817     $     58,466,152
                                                                      =============     ================

The accompanying notes are an integral part of these consolidated financial statements

                              BETA OIL "&" GAS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           For the Quarters ended March 31,
                                                             2001                    2000
                                                      ----------------         ---------------

REVENUES:
     Oil and gas sales                                $      4,335,788          $   940,250
     Field services                                            360,305                   -
                                                      ----------------         ---------------
         Total revenue                                       4,696,093              940,250
                                                      ----------------         ---------------

COSTS AND EXPENSES:
     Lease operating expense                                   811,523               33,888
     Field services                                            136,041                 -
     General and administrative                                587,442              489,633
     Depreciation and amortization expense                   1,414,203              561,072
                                                      ----------------         ---------------
       Total costs and expenses                              2,949,209            1,084,593
                                                      ----------------         ---------------

INCOME (LOSS) FROM OPERATIONS                                1,746,884             (144,343)
                                                      ----------------         ---------------

OTHER INCOME (EXPENSE):
     Interest expense                                         (272,962)              (1,096)
     Interest income                                            10,909               20,013
                                                      ----------------         ---------------
       Total other income (expense)                           (262,053)              18,917
                                                      ----------------         ---------------

INCOME (LOSS) BEFORE TAX PROVISION                           1,484,831             (125,426)

PROVISION FOR INCOME TAXES                                    (579,084)                  -
                                                      -----------------        ---------------

NET INCOME (LOSS)                                     $        905,747          $  (125,426)
                                                      =================        ===============
BASIC NET INCOME (LOSS) PER COMMON SHARE              $           0.07          $     (0.01)
                                                      =================        ===============
DILUTED NET INCOME (LOSS) PER COMMON SHARE            $           0.07          $     (0.01)
                                                      =================        ===============

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)                                     $        905,747          $  (125,426)
OTHER COMPREHENSIVE INCOME:
        Transition adjustment related to change in
              accounting for derivative instruments
              and hedging activities (net of income
              taxes)                                          (953,488)                  -
        Reclassification of realized loss on
              qualifying cash flow hedges (net of
              income taxes)                                    429,979                  -
        Unrealized gains on qualifying cash flow
             hedges (net of income taxes)                      304,052                  -
                                                      -----------------        ---------------
TOTAL COMPREHENSIVE INCOME (LOSS)                     $        686,290          $  (125,426)
                                                      =================        ===============

The accompanying notes are an integral part of these consolidated financial statements

                              BETA OIL "&" GAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                     FOR THE QUARTERS ENDED MARCH 31,
                                                                        2001                   2000
                                                                 ------------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $        905,747      $       (125,426)
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
         Depreciation and amortization                                  1,414,203               561,072
         Deferred income tax                                              325,002                  -
 Change in operating assets and liabilities:
         Accounts receivable                                             (190,534)               73,726
         Prepaid expenses                                                 (10,212)                9,155
         Accounts payable, trade                                          (34,143)              (44,226)
         Income taxes payable                                              76,083                   -
         Other accrued expenses                                           514,620                (1,256)
                                                                 ------------------     ----------------

       Net cash provided by operating activities                        3,000,766               473,045
                                                                 ------------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Oil and gas property expenditures                             (3,094,716)             (500,343)
         Change in other assets                                           139,580              (232,119)
         Gas gathering and equipment expenditures                        (126,622)                 -
                                                                 ------------------     ----------------

       Net cash used in investing activities                           (3,081,758)             (732,462)
                                                                 ------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants and options                        79,000             1,116,465
     Proceeds from premiums payable                                        24,442                  -
     Repayment of premiums payable                                        (34,985)               (8,804)
     Repayment of notes payable                                            (2,846)                 -
     Increase (decrease) in deferred offering costs                       (15,259)                 -
                                                                 ------------------     ----------------

     Net cash provided by financing activities                             50,352             1,107,661
                                                                  -----------------     ----------------

NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                                   (30,640)              848,244

CASH AND CASH EQUIVALENTS, at beginning of period                       1,536,186             1,448,655
                                                                  -----------------     ----------------

CASH AND CASH EQUIVALENTS, at end of period                       $     1,505,546      $      2,296,899
                                                                  =================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
     Cash paid for:
         Interest                                                 $       190,469      $          1,096
                                                                  ================      =================
         Income taxes                                             $       161,000      $           -
                                                                  ================      =================

The accompanying notes are an integral part to these consolidated financial statements

                           PART I - ITEM 1 (CONTINUED)

                              FINANCIAL STATEMENTS

                      BETA OIL "&" GAS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The accompanying  consolidated  financial  statements of Beta Oil "&" Gas,
     Inc.  and  subsidiaries  ("Beta")  have been  prepared in  accordance  with generally accepted accounting  principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. In
     the opinion of management,  the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the  results of its  operations  and cash flows for the three months ended March 2001 and 2000.  Management  believes all such  adjustments  are of a normal  recurring  nature.  The  results of operations for interim periods are not necessarily indicative of results to be expected for a full year.  Although we believe that the  disclosures  in these financial  statements are adequate to make the information  presented
     not  misleading,   certain  information   normally  included  in  financial
     statements  and related  footnotes  prepared in accordance  with  generally accepted  accounting  principles have been condensed or omitted pursuant to the rules and  regulations of the Securities and Exchange  Commission.  The
     December  31, 2000  consolidated  balance  sheet was derived  from  audited financial  statements,  but do not  include  all  disclosures  required  by
     generally  accepted  accounting  principles.   The  accompanying  financial
     statements  should  be read  in  conjunction  with  the  audited  financial statements  as contained  in our Annual  Report on Form 10-K for the fiscal year ended December 31, 2000 that was filed April 2, 2001.

Note 2. On August 30, 2000, we closed the previously reported Agreement and Plan of Merger to acquire 100% interest in Red River Energy,  Inc. ("RRE").  The acquisition  was  consummated  through  a merger  ("Merger")  between  Beta
     Acquisition  Company,  Inc., a wholly  owned  subsidiary  of Beta,  and RRE following  approval of the Agreement.  The effective date of the Merger was
     September 1, 2000.  For additional  information  please refer to our Annual
     Report on Form 10-K for the fiscal  year ended  December  31, 2000 that was filed April 2, 2001.

Note 3. For the three  months ended March 31,  2001,  gross  proceeds of $79,000 have been  realized  from the  exercise  of stock  warrants  and options to purchase our common stock.

Note 4. The Company  follows the full-cost  method of accounting for oil and gas properties.  Under this method,  all  productive  and  nonproductive  costs incurred in connection  with the exploration for and development of oil and
     gas  reserves  are  capitalized.   Such  capitalized  costs  include  lease
     acquisition,  geological and  geophysical  work,  delay rentals,  drilling, completing and equipping oil and gas wells including salaries, benefits and other  internal  costs  directly  attributable  to  the  activities.  Costs associated with production and general corporate activities are expensed in the period  incurred.  Interest  costs related to unproved  properties  and
     properties   under   development  are  also  capitalized  to  oil  and  gas
     properties. Normal dispositions of oil and gas properties are accounted for as  adjustments  of  capitalized  costs,  with no gain or loss  recognized.
     Depreciation,  depletion, and amortization of proved oil and gas properties is computed  on the  units-of-production  method  based upon  estimates  of proved  reserves  with oil and gas  being  converted  to a  common  unit of measure  based  on the  relative  energy  content.  Unproved  oil  and  gas properties,  including  any related  capitalized  interest  costs,  are not amortized,  but are assessed for impairment  either  individually  or on an aggregated basis.

Note 5.           NET INCOME (LOSS) PER COMMON SHARE:

         The following represents the calculation of net income (loss) per common share:

                                                                                  For the three months
                                                                                     ended March 31
                                                                                    2001           2000
                                                                             --------------   ------------
BASIC
Net income (loss) applicable to common shareholders ......................   $      905,747   $   (125,426)
                                                                             ==============   ============
Weighted average number of common shares .................................       12,353,439      9,486,113
                                                                             ==============   ============

Basic earnings (loss) per share ..........................................   $          .07   $      (0.01)
                                                                             ==============   ============

DILUTED
Net income (loss) available to common shareholders .......................   $      905,747   $   (125,426)
                                                                             ==============   ============
Weighted average number of common shares .................................       12,353,439      9,486,113

Common stock equivalent shares representing shares issuable upon exercise
of stock options.......................................................              24,872           --

Common stock equivalent shares representing shares issuable  upon exercise
of Warrants.............................................................            433,669           --
                                                                             --------------   ------------

Weighted average number of shares used in calculation of diluted income
(loss) per share..........................................................       12,811,980      9,486,113
                                                                             ==============   ============

Diluted earnings (loss) per share ........................................   $          .07   $      (0.01)
                                                                             ==============   ============

Note 6.                CONTINGENCIES

         On November 29, 2000 in the District Court of Tulsa County, State of
         Oklahoma, a Petition was filed by ONEOK Energy Marketing and Trading
         Company, L.P. ("ONEOK"), plaintiffs, naming the Company and two wholly-owned subsidiaries, Red River Field Services, L.L.C. and Red
         River Energy, L.L.C. ("Beta"), as defendants. In the lawsuit, the plaintiff alleges that Beta discontinued selling gas to the plaintiff under a fixed price agreement and sold the gas instead to other suppliers. Beta filed a counterclaim on January 24, 2001, alleging that the contract had been terminated pursuant to its terms for nonpayment by the plaintiff for gas supplied prior to termination, and seeking damages for the unpaid charges. Should the litigation be resolved adversely to Beta, the net impact to Beta is estimated to be as of June
         30, 2001 approximately $270,000 plus costs and litigation expense, if recoupment from various other working interest owners in the affected oil and gas properties is successful. If Beta is unable to recoup such damages, the net adverse impact to Beta is estimated to be approximately $670,000 plus costs and litigation expense.

Note 7.               DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          In June 1998, the Financial  Accounting  Standards Board (FASB) issued
          Statement of Financial  Accounting  Standards  No. 133 (SFAS  No.133),
          "Accounting for Derivative  Instruments and Hedging  Activities."  The
          FASB has subsequently  issued Statements No. 137 and Statement No. 138 which are  amendments  to SFAS No. 133.  SFAS No. 133, as amended,  is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively.  We adopted SFAS No. 133, as amended, beginning
          January 1, 2001.

         SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives will be recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of transaction. Our derivative contract consists of a cash flow hedge transaction in which it hedges the variability of cash flow related to a forecasted transaction. Changes in the fair value of these derivative instruments will be recorded in other comprehensive income and will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.
         The ineffective portion related to basis changes and time value of all hedges will be recognized in current period earnings.

         In accordance with the transition provisions of SFAS No. 133, on
         January 1, 2001, in connection with Beta's hedging activities, we recorded as cumulative effect adjustments a loss of $953,488 (net of
         $635,658 income tax) in accumulated other comprehensive loss and a gain of $734,031 (net of $489,353 income tax) for the three-month period ended March 31, 2001 earnings. In addition, the adoption resulted in the recognition of a derivative liability on the balance sheet at
         January 1, 2001 and March 31, 2001 of $953,488 and $219,457,
         respectively. Based on the derivative contract date, we expect to reclassify all of the transition adjustment recorded in accumulated other comprehensive loss to earnings in the second quarter of 2001.

                               Part I - Continued
Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations

     The following discussion is to inform you about our financial position, liquidity and capital resources as of March 31, 2001 and December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000.

Disclosure Regarding Forward-Looking Statements

     Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. The words "believes,"
"intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct.

     All forward-looking statements contained in this report are based on assumptions believed to be reasonable.

     These forward-looking statements include statements regarding:

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
These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K filed with the Securities and Exchange
Commission, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations.

General
     The energy sector experienced expansion in 2000 due to higher than expected oil and natural gas prices and increased demand for oil and natural gas due to economic growth and historic below-normal temperatures in the last quarter of
2000. To date, oil and natural gas prices have eased but remain sufficiently high to promote continued expansion of exploration and production. However, drilling in many regions has been constrained by limited availability of manpower and equipment, although reports of new equipment available for service may ease the constraint in the last half of 2001.

     For 2000, we experienced a record performance due to the higher oil and natural gas prices, as previously discussed, and increased production generated from our successful merger and ongoing exploration program. For 2001, we expect to see increased production from our exploration and development efforts and expect energy prices to remain at a level that will yield above-historical average returns on our investments. However, historically speaking, commodity prices are extremely volatile and pricing trends are extremely difficult to project. Should oil and natural gas prices decline unexpectedly and/or our exploration efforts are unsuccessful, our actual 2001 financial results would not meet our 2001 expectations.

Liquidity and Capital Resources
     A company's liquidity is the amount of time expected to elapse until an asset can be converted to cash or conversely until a liability has to be paid.
Liquidity is one indication of a company's ability to meet its obligations or commitments. Historically, our major sources of liquidity have come from internally generated cash flow from operations, funds generated from the exercise of warrants and our initial public offering.

     Our working capital was a surplus of $2,935,176 at March 31, 2001 compared to a surplus of $3,533,237 at December 31, 2000. The 17% decrease in working capital was primarily due to an increase in capital expenditures associated with our drilling activity in the first quarter of 2001. We participated in the drilling of ten wells during the three-month period ended March 31, 2001, for which approximately $2.1 million was expended. Additionally, approximately $.9 million was expended for undeveloped acreage. Our cash flow from operations for the three-month period ended March 31, 2001 was significantly higher compared to the same period for 2000 due to a significant increase in the price received for natural gas and increased production volumes, which will be discussed in detail below in "Comparison of Results of Operations Quarter Ended March 31, 2001
Compared to Quarter Ended March 31, 2000.

     The following table represents the sources and uses of cash for the quarters indicated.

                                                                           For the quarters ended
                                                                     March 31,
                                                                        2001              2000
                                                                    -------------    ---------------
Beginning cash balance                                           $     1,536,186  $       1,448,655
Sources of cash:
     Cash provided from operations                                     3,000,766            473,045
     Cash provided from financing activities                              50,352          1,107,661
     Cash provided from other assets                                     139,580              -
                                                                    -------------    ---------------
          Total sources of cash including cash on hand                 4,726,884          3,029,361

Uses of cash:
      Oil and gas expenditures                                        (3,094,716)          (500,343)
      Other assets (including advance to industry partners)             (126,622)          (232,119)
                                                                    -------------    ---------------
          Total uses of cash                                          (3,221,338)          (732,462)
                                                                    -------------    ---------------
Ending cash balance                                              $     1,505,546    $     2,296,899
                                                                    =============    ===============

    For the three months ended March 31, 2001, funds on hand and net funds received from operations and from the exercise of warrants were sufficient to meet our capital requirements.

    During the quarter ended March 31, 2001, we expended approximately $2.1 million to fund the drilling of ten exploratory prospects of which seven were successful. By region, the drilling results were as follows: Jackson County,
Texas - $667,000 expended on four Frio wells (three discoveries and one dry hole) and one Yegua well which was a dry hole; Waller County, Texas - $138,000 expended on two Miocene wells which were discoveries; McIntosh County, Oklahoma
- $100,000 expended on one Cromwell well which was a dry hole and one Wilcox which was a discovery; and Terrebonne Parish, Louisiana - $1,121,000 expended on one Duvall well completed as a discovery. Additionally, $900,000 was expended for the acquisition of additional undeveloped and unevaluated acreage in the
South Texas and Louisiana areas during the three months ended March 31, 2001.

Plan of Operation for 2001
    For the balance of 2001, we expect to fund our capital requirements from existing working capital, net cash flow from operations (after general and administrative expense), the exercise of common stock purchase warrants and through a private placement offering of convertible preferred stock. We expect the private placement to take place in the second quarter of 2001.

    Our projected capital expenditures for the balance of 2001 are as follows:

o    $6.2 million for drilling and completion  costs  associated  with our South
     Texas and Louisiana  prospects.

o    $1.9 million  associated  with  drilling,  completion  and workovers in the
     Mid-Continent  Region.  $1.5 million is for a saltwater disposal well and a re-drill  project for the WEHLU unit.

o    $4 million  for the  exploration  of a  prospect  located in the Wind River
     Basin, Wyoming. We acquired this prospect in the first quarter of 2001 with management  reviewing the prospect  potential  since  December  2000.

o    $.1 million for leasehold acquisition and seismic.

    As with any projection, the timing and amounts can vary. The timing for drilling wells has been more difficult to estimate due to drilling rig availability. Generally, funds must be advanced within thirty days or less after our election to participate.

     Our planned capital expenditures and administrative expenses could exceed those amounts budgeted and could exceed our cash from all sources. Due to the volatility of natural gas and crude oil prices, while our capital expenditures are on budget we could see a significant deficiency in cash flow from operations should these prices materially decrease. If our current production rate decreases significantly this could also create a material deficiency in cash flow from operations. If any one or all of these events happen, it would be necessary for us to raise additional funds. It is anticipated that additional funds could be raised from one or more of the following sources:

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

4)       We may realize additional cash flow from oil and gas wells to be drilled, if found to be productive. We own working interests in wells that are currently producing and in additional wells, which are presently being completed and equipped for production. We currently estimate that during the balance of 2001 the wells will generate approximately $16 million of net cash flow at present commodity prices after deducting lease-operating expenses of approximately $4 million.

5)       We may realize additional cash from issuance of Convertible Preferred
         Stock in a Private Placement that we have extended to June 29, 2001. We are seeking a minimum of $1,500,000 and a maximum of $5,000,000 in units, with each unit consisting of one share of Series A 8%
         Convertible Preferred Stock and one-half warrant to purchase one share of common stock. There is no assurance that we will complete any portion of this offering.

     If the above additional sources of cash are insufficient or do not materialize on terms acceptable to us, we would expect to reduce the scope of our business activities. If we are unable to fund planned expenditures within a thirty to sixty-day period after a well is proposed for drilling, it may be necessary to:

1)       Forfeit our interest in wells that are proposed to be drilled;

2)       Farm-out our interest in proposed wells;

3)       Sell a portion of our interest in proposed wells and use the sale proceeds to fund our participation for a lesser interest; or

4)       Reduce general and administrative expenses.

     The timing of most of our capital expenditures is discretionary. We have no material long-term commitments associated with our capital expenditure plans or operating agreements. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of capital expenditures will vary in future periods depending on the success we experience on planned future exploratory drilling activities, gas and oil price conditions and other related economic factors. Accordingly, we have not prepared an estimate of capital expenditures for future periods beyond 2001.

    Our long-term goal is to continue the pattern of growing the Company by accumulating oil and gas reserves through acquisition and drilling during the next three to five year period, and then sell the Company. In the event we cannot raise additional capital, or the industry market is unfavorable, we may have to slow or alter our long-term goal accordingly.

Comparison of Results of Operations
Quarter ended March 31, 2001 Compared to Quarter ended March 31, 2000
     We have reported net income of $905,747 for the three-month period ended
March 31, 2001 compared to a net loss of ($125,426) for the same period ended
2000. Our results of operations have been significantly impacted by our ability to increase production through our exploration activities and acquisition of oil and gas properties. Also, increases in natural gas and crude oil prices have also significantly impacted these results.

    The following table summarizes key items of comparison and their related increase (decrease) for the periods indicated.
In Thousands .........................   Quarters Ended March 31    $-Increase    %-Increase
                                             2001         2000     (Decrease)      (Decrease)
                                         ---------    ---------    -------------   ----------

Net income (loss) ....................   $   905.7     $ (125.4)    $ 1,031.1         --

Oil and gas sales ....................     4,335.8        940.3       3,395.5        361%
Field service income .................       360.3         --           360.3         --                                                                                    360.3
Operating expense ....................       811.5         33.9         777.6       2294%
Field service expense ................       136.0         --           136.0         --
G"&"A expense ....................       587.4        489.6          97.8         20%
Depletion - Full cost ................     1,284.8        558.4         726.4        130%
Depreciation - Field Service and Other       129.4          2.7         126.7       4693%
Interest expense .....................       273.0          1.1         271.9      24718%
Income tax provision .................       579.1          --          579.1         --

Production:
Natural Gas - Mcf ....................       611.4        331.8         279.6         84%
Crude Oil - Bbl ......................        25.3          1.1          24.2       2200%
Natural Gas Equivalent - Mcfe ........       763.4        338.6         424.8        125%

$ per unit:
Ave. gas price - Mcf .................   $    5.93      $  2.74       $  3.19        116%
Ave. oil price - Bbl .................   $   28.13      $ 27.88       $  0.25          1%
Ave. operating expense - Mcfe ........   $    1.06      $  0.10       $  0.96        960%
Ave. G"&"A - Mcfe ................   $    0.77      $  1.45       $ (0.68)       -47%

     For the three months ended March 31, 2001 oil and gas sales increased
$3,395,500, or 361%, to $4,335,800 from the same period ended 2000. As previously discussed, substantially higher natural gas prices favorably impacted our natural gas sales for the quarter. The higher natural gas prices during the quarter ended 2001 resulted in additional revenues of $1,950,000 or 58% of the increase in oil and gas sales. Increased production volume of natural gas and crude oil accounted for the remaining 42% of the increase in oil and gas sales for the quarter. Of the increase in sales due to volume, natural gas comprised
53% of the increase while crude oil accounted for the remaining 47%. The increase in the production volume for the three months ended March 31, 2001, compared to the same period for 2000, was due to acquired production in the
Merger.

      Generally, we sell our natural gas to various purchasers on an indexed-based price. These indices are generally affected by the NYMEX - Henry
Hub spot price. We use hedges on a limited basis to lessen the impact of price volatility. However, fixed pricing from hedges only cover 23% of our production on an equivalent Mcf basis. Based on our natural gas production for the three months ended March 31, 2001, a change in the average natural gas price realized by the Company of $1.00 per Mcf would have resulted in an approximate $600,000 reduction in net income before income taxes.

      Operating expenses, including production and ad valorem taxes, increased approximately $777,600 or 2294%, to $811,500 for the quarter ended March 31,
2001. The increased expenses were due to approximately $640,000 of additional operating expenses associated with the Merger properties and the increase in number of wells put on production during 2000. The average operating expense for the Merger oil and gas wells was $1.32 per equivalent Mcf for the three-month period ended March 31, 2001. This operating cost per equivalent Mcf is significantly higher than the quarterly average for the remaining properties of
$.62 per equivalent Mcf due to the Merger properties being older in production life and the necessity to dispose of a significant volume of salt water produced. Additionally, due to the age of the properties, repair and maintenance costs are higher than that of the other properties.

     G"&"A expenses for the three months ended March 31, 2001 increased in absolute dollars by approximately $97,800, but decreased $.68 on a per equivalent Mcf basis from the same period in 2000 to $.77 per equivalent Mcf.
The increase in G"&"A for the quarter ended 2001 compared to the same period for
2000 was due to higher salaries and associated payroll taxes. Additional personnel have been hired since March 31, 2000 resulting in higher payroll and associated personnel costs.

     Depletion and depreciation expense increased $853,200 or 152%, to
$1,414,200 for the three months ended March 31, 2001 from $561,000 for the same period in 2000. Depletion for oil and gas properties is calculated using the
"Unit of Production" method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. Hence, due to the increase in production volume for the quarter ended March 31, 2001 compared to the same period ended for 2000, depletion expense was higher by approximately $726,000. Depreciation expense for the three months ended March 31, 2001 increased due to gathering assets acquired in the
Merger. There were no comparable assets at March 31, 2000.

      Interest expense increased for the quarter ended March 31, 2001, compared to the same period 2000 as a result of the debt acquired in the Merger.

Income Taxes
     As of March 31, 2001, we had available, to reduce future taxable income, a tax net operating loss carryforward of approximately $11,624,000, which expires in the years 2013 through 2020. Utilization of the tax net operating loss carryforward may be limited in the event a 50% or more change of ownership occurs within a three-year period. The tax net operating loss carryforward may be limited by other factors as well. As of March 31, 2001, we have a deferred tax liability of approximately $3,851,306.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to Consolidated Financial Statements.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders in the first quarter of 2001.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      No exhibits are filed with this report:

(b)      There were no reports filed on Form 8-K during the quarter ended
         March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                          BETA OIL "&" GAS, INC.

Date:  May 8, 2001                        By    /s/ Joseph L. Burnett
                                          ------------------------
                                               Joseph L. Burnett
                                               Chief Financial Officer and
                                               Principal Accounting Officer