Form 10-Q
period 2002-03-31
BETA OIL & GAS INC
filed 2002-05-15
CIK 1059324

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

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----------
                SECURITIES EXCHANGE ACT OF 1934
                For the Quarter Ended March 31, 2002

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

                                  Yes X No ____


As of April 30, 2002, the Registrant had 12,392,557 shares of Common Stock, $.001 par value, outstanding.


================================================================================

                                      INDEX


                                                                           PAGE
                                                                            NO.
PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements................................................3
            Condensed Consolidated Balance Sheets as of March 31, 2002
               (unaudited) and December 31, 2001..............................3
            Condensed Consolidated Statements of Operations for the three months ending March 31, 2002 and March 31, 2001 (unaudited)... 4
            Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2002 and March 31, 2001 (unaudited)....5
            Notes to Condensed Consolidated Financial Statements..............6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................11
            Disclosure Regarding Forward-Looking Statements..................11
            General..........................................................11
            Liquidity and Capital Resources..................................12
            Plan of Operation for 2002.......................................14
            Comparison of Results of Operations for the three months ended
               March 31, 2002 and 2001 (unaudited)...........................16
            Income Taxes.....................................................18

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.........18

PART II.- OTHER INFORMATION

ITEM 1.   Legal Proceedings..................................................19
ITEM 2.   Changes in Securities..............................................19
ITEM 6.   Exhibits and Reports on Form 8-K...................................19

Signatures...................................................................19

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                              BETA OIL & GAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,          DECEMBER 31,
                                                                      2002                2001
                                                                 ---------------     ---------------
  CURRENT ASSETS:                                                   (Unaudited)
     Cash                                                        $      386,434      $       556,199
     Accounts receivable
         Oil and gas sales                                            1,454,178            1,397,532
         Other                                                          811,138              754,390
     Income tax receivable                                               37,943               38,503
     Futures transaction hedge asset                                    -                     68,508
     Prepaid expenses                                                   181,964              187,495
                                                                 ---------------      ---------------
         Total current assets                                         2,871,657            3,002,627

OIL AND GAS PROPERTIES, at cost (full cost method)
     Evaluated properties                                            58,447,433           58,708,444
     Unevaluated properties                                          13,748,031           13,001,443
     Less - accumulated amortization of full cost pool              (26,161,533)         (25,058,725)
                                                                 ---------------      ---------------
         Net oil and gas properties                                  46,033,931           46,651,162

OTHER OPERATING PROPERTY AND EQUIPMENT, at cost
     Gas gathering system                                             1,491,516            1,491,516
     Support equipment                                                  221,413              221,413
     Other                                                              212,338              198,520
     Less - accumulated depreciation                                   (461,231)            (408,430)
                                                                 ---------------      ---------------
         Net other operating property and equipment                   1,464,036            1,503,019

OTHER ASSETS                                                          1,443,995            1,472,570
                                                                 ---------------      ---------------

TOTAL ASSETS                                                     $   51,813,619      $    52,629,378
                                                                 ===============      ===============

CURRENT LIABILITIES:
     Current portion of long-term debt                           $       71,583      $        57,407
     Accounts payable, trade                                          1,981,480            2,472,203
     Dividends payable                                                  110,256              112,708
     Futures transaction hedge liability                                640,867             -
     Other accrued liabilities                                          330,025              463,859
                                                                 ---------------      ---------------
         Total current liabilities                                    3,134,211            3,106,177

LONG-TERM DEBT, less current portion                                 13,645,324           13,648,727
COMMITMENTS AND CONTINGENCIES  (NOTE 5)

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized; 604,272 issued and outstanding at
       March 31, 2002 and December 31, 2001. Liquidation
       value at March 31, 2002 is $5,804,719                                604                  604
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 12,398,572 shares issued and 12,392,557
       and 12,356,072 outstanding at March 31, 2002 and
       December 31, 2001, respectively                                   12,399               12,399
     Additional paid-in capital                                      51,829,405           51,814,699
     Treasury stock, at cost; 6,015 shares and 42,500 shares
       reacquired at March 31, 2002 and December 31, 2001,
       respectively                                                     (28,153)            (198,920)
     Accumulated other comprehensive income (loss)                     (640,867)              68,508
     Accumulated deficit                                            (16,139,304)         (15,822,816)
                                                                 ---------------      ---------------

       Total stockholders' equity                                    35,034,084           35,874,474
                                                                 ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    51,813,619       $   52,629,378
                                                                 ===============      ==============

The accompanying notes are an integral part of these condensed consolidated financial statements

                              BETA OIL & GAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            FOR THE QUARTERS ENDED MARCH 31,
                                                              2002                  2001
                                                        ----------------      ----------------
REVENUES:
     Oil and gas sales                                  $      2,259,513      $      4,335,788
     Field services                                               83,739               360,305
                                                        ----------------      ----------------
       Total revenue                                           2,343,252             4,696,093
                                                        ----------------      ----------------

COSTS AND EXPENSES:
     Lease operating expense                                     738,783               828,716
     Field services                                               41,323               136,041
     General and administrative                                  475,344               570,249
     Depreciation and amortization expense                     1,155,610             1,414,203
                                                        ----------------      ----------------
       Total costs and expenses                                2,411,060             2,949,209
                                                        ----------------      ----------------

INCOME (LOSS) FROM OPERATIONS                                    (67,808)            1,746,884
                                                        ----------------      ----------------

OTHER INCOME (EXPENSE):
     Interest expense                                           (140,611)             (272,962)
     Interest income and other                                     2,188                10,909
                                                        ----------------      ----------------
       Total other income (expense)                             (138,423)             (262,053)
                                                        ----------------      ----------------

INCOME (LOSS) BEFORE TAX PROVISION                              (206,231)            1,484,831
INCOME TAX  PROVISION                                           -                     (579,084)
                                                        ----------------      ----------------

NET INCOME (LOSS)                                               (206,231)              905,747
PREFERRED DIVIDENDS                                             (110,256)                -
                                                        ----------------      ----------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDER       $       (316,487)     $        905,747
                                                        ================      ================

BASIC NET INCOME (LOSS) PER COMMON SHARE                $           (.03)     $            .07
                                                        ================      ================

DILUTED NET INCOME (LOSS) PER COMMON SHARE              $           (.03)     $            .07
                                                        ================      ================

COMPREHENSIVE INCOME (LOSS):
NET INCOME  (LOSS)                                      $       (206,231)     $        905,747
OTHER COMPREHENSIVE INCOME:
    Transition adjustment related to change in
       accounting for derivative instruments and
       hedging activities (net of income taxes)                 -                     (953,488)
    Reclassification of realized (gain) loss on
       qualifying cash flow hedges (net of income taxes)        (118,348)              429,979
    Unrealized gain (loss) on qualifying cash flow hedges
       (net of income taxes)                                    (591,028)              304,052
                                                        ----------------      ----------------

            TOTAL COMPREHENSIVE INCOME (LOSS)           $       (915,607)     $        686,290
                                                        ================      ================

The accompanying notes are an integral part of these condensed consolidated financial statements

                              BETA OIL & GAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               FOR THE QUARTERS ENDED MARCH 31,
                                                                 2002                    2001
                                                          ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                    $       (206,231)       $        905,747
Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation and amortization                           1,155,610               1,414,203
         Deferred income tax                                         -                     325,002
Change in operating assets and liabilities:
         Accounts receivable                                      (113,394)               (190,534)
         Income tax receivable                                         560                 -
         Prepaid expenses                                            5,531                 (10,212)
         Accounts payable, trade                                  (490,723)                (34,143)
         Income taxes payable                                        -                      76,083
         Other accrued expenses                                   (133,833)                514,620
                                                          ----------------        ----------------

     Net cash provided by operating activities                     217,520               3,000,766
                                                          ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Oil and gas property expenditures                      (1,194,311)             (3,094,716)
         Proceeds received from sale of oil and gas
           properties                                              879,501                 -
         Gas gathering and equipment expenditures                  (13,818)               (126,622)
         Change in other assets                                     28,575                 139,580
                                                          ----------------        ----------------

     Net cash used in investing activities                        (300,053)             (3,081,758)
                                                          ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants and options                  -                      79,000
     Proceeds from premiums payable                                 33,902                  24,442
     Repayment of premiums payable                                 (20,015)                (34,985)
     Repayment of notes payable                                     (3,116)                 (2,846)
     Dividends paid                                               (112,709)                -
     (Increase) decrease in deferred offering costs                 14,706                 (15,259)
                                                          ----------------        ----------------

     Net cash provided by (used in) financing activities           (87,232)                 50,352
                                                          ----------------        ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (169,765)                (30,640)

CASH AND CASH EQUIVALENTS, at beginning of period                  556,199               1,536,186
                                                          ----------------        ----------------

CASH AND CASH EQUIVALENTS, at end of period               $        386,434        $      1,505,546
                                                          ================        ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for:
         Interest                                         $         92,781        $        190,469
                                                          ================        ================
         Income taxes                                     $          -            $        161,000
                                                          ================        ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES
Cost of treasury stock issued for:
     Oil and gas properties                               $        170,767        $        -
                                                          ================        ================


The accompanying notes are an integral part to these condensed consolidated financial statements

                              FINANCIAL STATEMENTS

                      BETA OIL & GAS, INC. AND SUBSIDIARIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.

     The accompanying condensed consolidated financial statements of Beta Oil & Gas, Inc. and subsidiaries ("Beta") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 2002 and 2001. Management believes all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2001 consolidated balance sheet was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the audited financial statements as contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was filed March 31, 2002.

Note 2. OIL AND GAS PROPERTIES

     The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Depreciation, depletion, and amortization of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves with oil and gas being converted to a common unit of measure based on the relative energy content. Capitalized costs of evaluated properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount ("the cost ceiling") equal to the sum of the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions discounted at 10%, less any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this cost ceiling, the excess is charged to earnings. Unproved or unevaluated properties, including any related capitalized interest costs, are not amortized, but are assessed for impairment either individually or on an aggregated basis on an annual basis.

     Due to the volatility of commodity prices and/or exploration expenditures with no significant proved reserve additions or reduction of interests in evaluated properties, it is possible that future impairments of oil and gas properties could occur. The price measurement date is on the last day of the quarter or year end and is required by SEC rules.

     For the three-month period ended March 31, 2002, the Company sold minority interests in various internally generated prospects and unevaluated acreage for approximately $879,500 and certain drilling promotes. The prospects were ready for sale as the Company had completed the leasing activity in late 2001 and are ready for drilling. The prospects were as follows:

1.) Lake Boeuf prospect, Lafourche Parish, Louisiana - 10% of the Company's 100% interest was sold. The Company plans to reduce its interest further such that ultimately it has a 15% working interest in the prospect when drilling. This acreage is 100% unevaluated and has no proved reserves.
2.) North Mexican Sweetheart, Jackson County, Texas - Approximately 90% of the Company's working interest in the acreage was sold in this deep Yegua prospect and the Company has a 12.5% working interest after payout of the initial test well. This acreage is 100% unevaluated and has no proved reserves.
3.) West Broussard prospect and surrounding acreage - An approximate 11% working interest was sold in the Company's West Broussard East and West Units and the surrounding unevaluated acreage. The interest in the units represented approximately 2.5% of the Company's total proved reserves while no reserves are associated with the surrounding acreage.
4.) Brookshire Dome, Waller County, Texas - The Company reduced its working interest in its unevaluated Brookshire Dome leasehold from 40% to 30%. There are no proved reserves associated with this acreage.

Note 3.  STOCKHOLDERS' EQUITY

Treasury Stock

     On September 19, 2001 the Company's Board of Directors authorized a stock repurchase program for up to an aggregate of $1,000,000 of the Company's common stock over the next four months. The repurchase program became effective on September 19, 2001. At December 31, 2001, the Company had reacquired 42,500 shares for a total cost of $198,920 or $4.68 per share. In January 2002, the Company reissued 36,485 shares with a fair market value of approximately $170,767 for geological and geophysical services associated with certain of its unevaluated properties. At March 31, 2002, the Company held 6,015 treasury shares with a fair market value of $28,153.

     The authorization to repurchase shares was facilitated in part by an Order issued by the Securities and Exchange Commission on September 14, 2001. The Order temporarily increased the flexibility with respect to certain SEC rules pertaining to issuer stock repurchases.

Issuance of Warrants and Options

     In February 2002, 25,000 non-callable common stock purchase warrants were issued to a director with an exercise price of $5.22 and expiring in 2006. No other warrants or options were issued during the first quarter 2002.

Note 4.  NET INCOME (LOSS) PER COMMON SHARE:

                  The following represents the calculation of net income (loss) per common share:

                                                             FOR THE THREE MONTHS ENDED
                                                                         MARCH 31
                                                            ----------------------------
                                                                 2002            2001
                                                            ------------    ------------
Basic
  Net income (loss) ......................................  $   (206,231)   $    905,747
  Less: preferred dividends ..............................       110,256            --
                                                            ------------    ------------
  Net income (loss) applicable to common
      Shareholders .......................................  $   (316,487)   $    905,747
                                                            ============    ============

  Weighted average number of shares ......................    12,390,935      12,353,439
                                                            ============    ============

  Basic earnings (loss) per share ........................  $       (.03)   $        .07
                                                            ============    ============

Diluted
  Net income (loss) ......................................  $   (206,231)   $    905,747
  Less: preferred dividends ..............................       110,256            --
                                                            ------------    ------------
  Net income (loss) applicable to common
      Shareholders .......................................  $   (316,487)   $    905,747
                                                            ============    ============

  Weighted average number of shares ......................    12,390,935      12,353,439

  Common stock equivalent shares representing
      shares issuable upon exercise of stock options .....  Antidilutive          24,872
  Common stock equivalent shares representing
      shares issuable upon exercise of warrants ..........  Antidilutive         433,669
  Common stock equivalent shares representing shares
      "as-if" conversion of preferred shares .............  Antidilutive            --
                                                            ------------    ------------
  Weighted average number of shares used in
      calculation of diluted income (loss) per share .....    12,390,935      12,811,980
                                                            ============    ============

Diluted earnings (loss) per share ........................  $       (.03)   $        .07
                                                            ============    ============


Note 5.  CONTINGENCIES

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

     In the quarter ended March 31, 2002, the Company settled the above claim and counterclaim with ONEOK through independent mediation. It was mutually agreed to release all claims and Beta will pay ONEOK $43,000 in addition to the $282,096 of funds currently held by ONEOK. Each party will be responsible for their legal fees and costs associated with this matter of which the Company's total legal fees were approximately $85,600. Net of amounts due from joint interest partners, a non-recurring charge of $205,415 was recorded to income in the year ended December 31, 2001. However, the total net impact, including the impact of the non-recurring charge, was a favorable $60,000 in additional net gas revenues due to the Company's counterclaim.

     In September 2001, the Company participated with a 62.5% interest in the drilling of the Dore #1, Live Oak Prospect located in Vermilion Parish, Louisiana. The well, which was drilled by a third-party contract drilling company, was deemed non-commercial and plugged and abandoned. During plugging operations, drilling fluid was discovered surfacing away from the well location indicating an integrity issue with the well bore. All regulatory agencies were notified and the Company, as operator of the well, is to conduct a groundwater investigation to determine the extent of groundwater contamination, if any. The cost for the investigation is estimated to be approximately $270,000 and will be covered by the Company's pollution insurance coverage. If contamination is present, groundwater remediation would be necessary. No cost estimates for such remediation have been prepared at this time.

Note 6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, in connection with Beta's hedging activities, the Company recorded as cumulative effect adjustments a loss of $953,488 (net of $635,488 income tax) in accumulated other comprehensive loss and a corresponding liability. Subsequent to January 1, 2001, the Company recorded a gain of $734,031 (net of $489,353 income tax) in the first quarter ended March 31, 2001.

     Natural Gas - At March 31, 2002, the Company had entered into commodity price hedging contracts as set forth below with respect to our 2001 through 2003 natural gas production. The hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days of a particular contract month.

                                                 NYMEX Contract Price per MMBtu
                                               ---------------------------------
                              Volume in                      Collars
       Period                 MMBtus                Floor              Ceiling

   Sept 01 - Feb 02           362,000               $3.50              $3.85
   March 02 - Feb 03        1,460,000               $2.30              $2.91

     At March 31, 2002, the outstanding contracts had a negative fair market value of $524,404 (net of $349,602 income tax) and accordingly the Company recorded a derivative liability for such amount. The Company realized a gain on the contracts settled in the quarter ended March 31, 2002 of $77,473 (net of $51,648 income tax). These contracts are costless and no net premium is received in cash or as a favorable rate.

     Crude Oil - At March 31, 2002, the Company had entered into commodity price hedging contracts as set forth below with respect to our 2001 through 2003 crude oil production. The hedging transactions are settled based upon the average of the reported daily settlement prices per barrel for West Texas Intermediate Light Sweet Crude Oil on the NYMEX for each trading day of a particular contract month.

                                                NYMEX Contract Price per Barrel
                                              ----------------------------------
                              Volume in                       Collars
       Period                 Barrels               Floor              Ceiling

   Oct 01- Mar 02              30,000               $25.00             $27.90
   Apr 03 - Mar 03             60,000               $20.50             $21.75

     At March 31, 2002, the outstanding contracts had a negative fair market value of $116,463 (net of $77,642 income tax) and accordingly the Company recorded a derivative liability for such amount. The Company realized a gain on the contracts settled in quarter ended March 31, 2002 of $40,876 (net of $27,250 income tax). These contracts are costless and no net premium is received in cash or as a favorable rate.

Note 7.  SUBSEQUENT EVENTS

     Subsequent to March 31, 2002, the Company's borrowing base was re-determined and will remain at the current capacity of $14,400,000. The Company currently has $13,634,652 outstanding against the borrowing base. The maturity date of the current credit agreement has been extended to March 15, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is to inform you about our financial position, liquidity and capital resources as of March 31, 2002 and December 31, 2001 and the results of operations for the three-month periods ended March 31, 2002 and 2001.

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

General
   During the last twelve months, our economy slipped into a moderate recession impacting most sectors of business. The energy sector has experienced substantial decreases in the price received for its commodities while inventory levels of natural gas and crude oil have risen. Due to global events and signs of an improving economy, commodity prices improved in the last part of the first quarter to the present. However, the present inventory level of natural gas is significantly higher than the level a year ago and much will depend on the economic rebound. Volatility will continue to be present in commodity prices in the near term, which may curb any substantial increase in drilling activity.

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

     The following table represents the sources and uses of cash for the quarters indicated.

                                                             For the quarters ended March 31,
                                                                      2002           2001
                                                               -----------    -----------
Beginning cash balance .....................................   $   556,199    $ 1,536,186
Sources of cash:
     Cash provided by operations ...........................       217,520      3,000,766
     Cash provided by financing activities .................          --           50,352
     Cash provided by sales of oil & gas properties and
           equipment .......................................       879,501        139,580
     Other assets (including advance to industry partners) .        28,575           --
                                                               -----------    -----------
              Total sources of cash including cash on hand       1,681,795      4,726,884

Uses of cash:
     Oil and gas expenditures ..............................    (1,208,129)    (3,094,716)
     Cash used by financing activities .....................       (87,232)          --
     Other assets (including advance to industry partners) .          --         (126,622)
                                                               -----------    -----------
              Total uses of cash ...........................    (1,295,361)    (3,221,338)
                                                               -----------    -----------
Ending cash balance ........................................   $   386,434    $ 1,505,546
                                                               ===========    ===========

     Our working capital was a deficit of ($262,554) at March 31, 2002 compared to a surplus of $2,935,176 at March 31, 2001 and a deficit of ($103,550) at December 31, 2001. The significant decrease in our working capital at March 31, 2002 from our working capital at March 31, 2001 was due to higher capital expenditures associated with our intensified drilling and lease acquisition activity principally occurring in the last half of 2001. Approximately $15.1 million was expended in our 2001 capital program and was funded from: 1.) cash flow from operations, 2.) funds received from our preferred stock private placement, and 3.) proceeds from the sale of certain evaluated and unevaluated oil and gas properties. Our working capital deficit increased from December 31, 2001 mainly due to the futures derivative liability associated with our production volume currently hedged.

    Our liquidity has also been significantly reduced during the last twelve months due to our intensive drilling and exploration program and a significant decrease in natural gas and crude oil prices. Our principal source of short-term liquidity is from operating cash flow. Should natural gas and crude oil prices decrease further, our current operating cash flow would decrease and further reduce our liquidity. Our short-term liquidity and working capital (excluding impact of the futures derivative liability) did increase in the first quarter of 2002 due to a significant decrease in capital expenditures relating to our drilling activity and reduction in current liabilities. During the quarter ended March 31, 2002, we received approximately $879,500 from the reduction of our working interests in certain unevaluated or proved undeveloped prospects which are ready for drilling. We intend to further reduce our working interest in certain prospects before drilling in order to recover a portion of our capital spent on the land portion of the prospects and to enhance our risk profile. The additional working capital raised will be used for our 2002 capital program and debt reduction.

    With the decline of commodity prices and a reduction in our proved developed reserves, our borrowing base capacity under the current credit facility, which was acquired through the Red River Energy acquisition, has not increased and is not a material source of capital. However, historically we have not used credit facilities for a source of funds in our drilling or leasing activity. Should proved developed reserves not materially increase and/or pricing further decline, our borrowing base may be reduced below the amount currently borrowed and outstanding under this facility. If this event occurs we would be obligated to pay down the outstanding amount to the re-determined borrowing capacity. We would rely on cash flow from operations and funds generated from the sale of unevaluated or proved undeveloped prospects to make this pay down. Subsequent to March 31, 2002, our borrowing base was re-determined and will remain at the current capacity of $14,400,000. Currently, a balance of $13,634,652 is outstanding against the borrowing base. Also the maturity date of the current credit agreement was extended by one year to March 15, 2004.

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

                                   Payments Due by Period
                             ----------------------------------------------------------------------------------
Contractual Obligations            Total        Less than 1       1-3 years        4-5 years     After 5 years
                                                   year
                             ---------------- --------------- ---------------- ---------------- ---------------
Long - Term Debt (1)             $13,716,907       $  71,583      $13,645,324   $      -         $      -
Operating Leases (2)                 326,390         175,484          150,906          -                -
                             ---------------- --------------- ---------------- ---------------- ---------------

Total cash obligations           $14,043,297       $ 247,067      $13,796,230   $      -         $      -
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

      Use of Estimates - The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The estimates include oil and gas reserve quantities, which form the basis for the calculation of amortization and impairment of oil and gas properties. We emphasize that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. Actual results could materially differ from these estimates. Volatility in commodity prices also impacts reserve estimates since future revenues from production may decline significantly if there is a material decrease in natural gas and/or crude oil prices from the previous reserve estimation date, which is at each quarter end.

     Oil and gas properties - We account for our oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission ("SEC"). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All production and general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserve quantities, on a country-by-country basis. The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10% per annum, net of tax considerations. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis. Unevaluated leasehold costs, including brokerage costs, are individually assessed based on the remaining term of the primary leasehold. For the remaining costs, which includes seismic and geological and geophysical, we estimate reserve potential for the unevaluated properties using comparable producing areas or wells and risk adjust that estimate by 50-75%. As mentioned previously in Use of Estimates, reserve estimations are more imprecise for new or unevaluated areas. Consequently, should certain geological conditions or factors exist, such as reservoir depletion, reservoir faulting, reservoir quality etc., but unknown to us at the time of our assessment, a materially different result could occur.

     Derivative instruments and hedging activity - We use derivatives in a limited manner to protect against commodity price volatility. Effectively, we sell a portion of our natural gas and crude oil based on a NYMEX based price with a set floor (bottom) and ceiling (top) price or a range. Our derivatives are recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of transaction. Our derivative contracts consist of cash flow hedge transactions which hedge the variability of cash flow related to a forecasted transaction. Changes in the fair value of these derivative instruments are recorded in other comprehensive income and reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The fair value of these contracts may vary materially with the fluctuations of future natural gas and crude oil prices. However, the fluctuation in fair value will be offset by the future actual value received from the hedged volume.

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

Effects of Transactions With Related and Certain Other Parties
     In the first quarter ended March 31, 2002, Waveland Drilling Partners 2002A, L.P. acquired an 8.5% working interest in our West Broussard, Lafayette Parish, Louisiana prospect, a 10% working interest in our Lake Boeuf, Lafourche Parish, Louisiana prospect and a 10% working interest in our unevaluated shallow Brookshire Dome prospect area in Waller County, Texas on standard industry terms for both the acreage and participation in the subsequent drilling of the prospects. We received approximately $648,500 for the acreage and promote on the future drilling of the prospects' wells. We may sell interests in other prospects should Waveland Partners agree to our terms.

Plan of Operation for 2002
    For the year 2002, we expect to fund our capital requirements from net cash flow from operations (after general and administrative expense) and proceeds received from the reduction or sale of our working interest in certain undrilled prospects.

    In the first quarter of 2002, we expended approximately $1.2 million, of which approximately $.6 million related to our Jackson County drilling and completion activity on the Signal Hill #1 and the Elk Hills #1 and approximately $.4 million related to our drilling, seismic and land activity in the Brookshire Dome area.

    For the three-month period ended March 31, 2002, we participated in the drilling of two gross (.7 net) exploratory wells and one gross (.3 net) development well in the Brookshire Dome area, Waller County, Texas. The development well was successfully completed during the three months ended March 31, 2002 and the two exploratory wells were discoveries and successfully completed subsequent to March 31, 2002. We have a 30% working interest in the development well and a 35% working interest in the exploratory wells.

    In Jackson County, we participated with a 2% carried interest to casing point in the drilling of Long Beach #1, an 18,000 foot Wilcox test well located in Jackson County, Texas. Subsequent to March 31, 2002, the well reached the objective depth and encountered the Wilcox sand but was deemed uneconomical. The well was plugged and abandoned. Additionally, evaluation and testing continues on the Elk Hills #1 Wilcox test which commenced drilling in late 2001.

    The Rubel #1 (Sara White Prospect) located in Galveston County, Texas was successfully completed in the "S" sand subsequent to March 31, 2002. A production test was performed and the well flowed 2.1 Mmcf per day of natural gas and 30 barrels per day of condensate. The well is expected to commence production in May 2002. We have a 31% working interest in the well.

     We project our total 2002 capital expenditure to be approximately $7 million. The areas and amounts of concentration for the capital program will be:

o Jackson County, Texas - $1.2 million
o Red River and Lamar Counties, Texas - $.8 million
o Galveston County, Texas - $1.7 million
o Louisiana - $1.7 million
o Waller County, Texas - $1.0 million
o Other, including Australia - $.6 million

     The allocation of the 2002 capital forecast may change materially pending the actual results in our various areas of interest.

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

2) We may seek mezzanine financing, if available, on terms acceptable to us. Mezzanine financing usually involves debt with a higher cost of capital as compared to conventional bank financing. We would seek mezzanine financing in the range of $1,000,000 to $5,000,000. We would seek to use this means of financing in the event that a particular acquisition did not have sufficient proved producing reserve collateral to support a conventional bank loan.

3) We may realize additional cash flow from oil and gas wells to be drilled, if found to be productive. We own working interests in wells that are currently producing and in additional wells, which are presently being completed and equipped for production. For 2002, we currently estimate that the wells will generate approximately $7.5 million of net cash flow after deducting lease operating expenses of approximately $3.0 million.

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

Comparison of Results of Operations
Quarter ended March 31, 2002 and Compared to Quarter ended March 31, 2001
       We had a reported net loss of ($206,231) for the quarter ended March 31, 2002 compared to net income of $905,747 for the same period ended 2001. Lower natural gas and crude oil prices contributed to the lower net income for the period ended 2002 offset by lower operating, general and administrative, depletion and interest expenses.

       The following table summarizes key items of comparison and their related increase (decrease) for the periods indicated.

In Thousands .........................  Quarters Ended March 31
                                        -----------------------   $-Increase    %-Increase
                                           2002         2001      (Decrease)    (Decrease)
                                         ----------  ----------   ----------    ----------
Net income (loss) ....................   $   (206.2) $   905.7    $(1,111.9)           --

Oil and gas sales ....................      2,259.5    4,335.8     (2,076.3)         (48%)
Field service income .................         83.7      360.3       (276.6)         (77%)
Operating expense ....................        738.8      828.7        (89.9)         (11%)
Field service expense ................         41.3      136.0        (94.7)         (70%)
G&A expense ..........................        475.3      570.2        (94.9)         (17%)
Depletion - Full cost ................      1,102.8    1,284.8       (182.0)         (14%)
Depreciation - Field Service and Other         52.8      129.4        (76.6)         (59%)
Interest expense .....................        140.6      273.0       (132.4)         (48%)
Income tax provision (benefit) .......         --        579.1       (579.1)          --

Production:
Natural Gas - Mcf ....................        574.8      611.4        (36.6)          (6%)
Crude Oil - Bbl ......................         39.9       25.3         14.6           58%
Natural Gas Equivalent - McfE ........        814.2      763.4         50.8            7%

$ per unit:
Ave. gas price - Mcf .................   $     2.51  $    5.93    $   (3.42)         (58%)
Ave. oil price - Bbl .................        20.55      28.13        (7.58)         (27%)
Ave. operating expense - McfE ........          .91       1.09         (.18)         (17%)
Ave. G&A - McfE                                 .75        .58         (.17)         (23%)
Ave. Depl. - Full cost - McfE ........         1.35       1.68         (.33)         (20%)

       For the quarter ended March 31, 2002, oil and gas sales decreased $2,076,275 or 48%, from the same quarter ended 2001, to $2,259,513. The decrease resulted from lower natural gas and crude oil prices in the quarter ended March 31, 2002, which was partially offset by increased sales volume for the period. The lower commodity prices resulted in decreased revenue of approximately $2,267,824. Lower natural gas prices comprised 87% of the decrease with lower crude oil prices accounting for the remaining 13%. Our crude oil sales volumes increased for the period ended 2002 when compared to the same period ended 2001 due to new production associated with our exploration activity in the Brookshire Dome area in Waller County, Texas and the T. Cenac #1, located in the Lapeyrouse field, Terrebonne Parish, Louisiana, which went on production in the third quarter of 2001. Natural gas sales volumes were lower for the quarter ended March 31, 2002 compared to the same quarter ended 2001, primarily due to lower production in our South Texas shallow Frio wells and West Cameron Block 49 wells. The lower production was due to greater than expected decline in the South Texas wells and water production in the West Cameron Block 49 wells.

      Generally, we sell our natural gas to various purchasers on an indexed-based price. These indices are generally affected by the NYMEX - Henry Hub spot price. We use hedges on a limited basis to lessen the impact of price volatility. Hedges covered approximately 40% of our production on an equivalent Mcf basis for the quarter ended March 31, 2002. Based on our natural gas production for the three months ended March 31, 2002, a decline in the average natural gas price realized by Beta of $1.00 per Mcf would have resulted in an approximate $.5 million reduction in net income before income taxes.

      Operating expenses, including production and ad valorem taxes, decreased $89,933, or 11%, to $738,783 for the quarter ended March 31, 2002 compared to the same period for 2001. The decrease was primarily due to lower production taxes, which are based on natural gas and crude oil revenues.

     Field service expense, which relates to the operation of our McIntosh County gathering system, decreased $94,718, or 70%, to $41,323 for the quarter ended March 31, 2002 compared to the same period for 2001. The decrease was due to lower production taxes associated with the portion of gathering revenues, which are based on a percentage of the gas price received by the producer. Since the natural gas prices were substantially lower for the quarter ended March 31, 2002 when compared to the same quarter ended 2001, the corresponding production taxes decreased.

     General and administrative expenses for the three months ended March 31, 2002 decreased approximately $94,905, or 16%, to $475,344 compared to $570,249 for the same period in 2001. The decrease was due to lower outside services, legal and audit expenses and increased overhead reimbursement associated with our operations in the Brookshire Dome area.

     Depletion and depreciation expense decreased $258,593, or 18%, from the same period in 2001 to $1,155,610 for the three months ended March 31, 2002. Depletion expense associated with evaluated oil and gas properties comprised $217,050 of the decrease. The decrease was due to a lower net evaluated cost basis for our evaluated properties at March 31, 2002 when compared to March 31, 2001. Depletion for oil and gas properties is calculated using the "unit of production" method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. In the third and fourth quarters of 2001, our full-cost pool exceeded the full-cost ceiling and accordingly we impaired, or wrote-down, our evaluated oil and gas properties by approximately $13.8 million. Lower natural gas and crude oil prices in the last half of 2001 contributed mainly to the lower ceiling. The decrease due to lower capitalized costs was partially offset by an increase in depletion expense due to a higher production volume for the three months ended March 31, 2002 compared to the same period ended 2001. Depletion expense on a per McfE for the three months ended March 31, 2002 was $1.35 per McfE compared to $1.68 per McfE for the same period in 2001. Depreciation expense related to other assets decreased $41,543 from the same period in 2001 to $52,802 for the three months ended March 31, 2002. The decrease was related to the depreciation expense associated with the gathering assets, which is calculated on a "unit of revenue" method. The "unit of revenue" method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets. Therefore, the lower gross gathering revenues for the quarter ended March 31, 2002 resulted in lower depreciation expense for the period.

     Interest expense decreased for three months ended March 31, 2002, compared to the same period 2001, as a result of lower interest rates.

Income Taxes
     As of March 31, 2002, we had Federal net operating loss carryforwards of approximately $12,657,100, which expire in the years 2012 through 2021, and California net operating loss carryforwards of $6,564,029, which begin to expire in 2007. Utilization of the tax net operating loss carryforward may be limited in the event a 50% or more change of ownership occurs within a three-year period. Additionally, other factors may limit the tax net operating loss carryforwards.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risk related to adverse changes in oil and gas prices. Our oil and gas revenues can be significantly affected by volatile oil and gas prices. This volatility can be mitigated through the use of oil and gas derivative financial hedging instruments. Based on the month of December 2001 production rate, we have approximately 53% of our future natural gas production hedged through February 2003. We have approximately 41% of our future crude oil production hedged through March 2003. We use costless collars to hedge our production (For further information, please refer to PART I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES). The remainder of our production is not hedged and we may continue to experience wide fluctuations in oil and gas revenues as a result. We are also exposed to market risk related to adverse changes in interest rates. This volatility could be mitigated through the use of financial derivative instruments. Currently, we do not have any derivative financial instruments in place to mitigate this potential risk.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 to Consolidated Financial Statements.

Item 2.  Changes in Securities

     In January 2002, we issued 36,485 treasury shares of common stock to Relucent.com ltd.co for geological and geophysical services associated with certain of its unevaluated properties. These shares were issued in compliance with the terms of an agreement for services dated September 15, 2001. The fair value of the shares was $170,767 or $4.60 per share. No underwriters were involved in the transaction. The buyers were considered qualified investors. The transaction was exempt from registration under Section 4(2).

     In February 2002, 25,000 non-callable common stock purchase warrants were issued to a director with an exercise price of $5.22 and expiring in 2006. No other warrants or options were issued during the first quarter 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)      No exhibits are filed with this report:

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                          BETA OIL & GAS, INC.

Date:  May 15, 2002                       By  /s/ Joseph L. Burnett
                                          ------------------------
                                              Joseph L. Burnett
                                              Chief Financial Officer and
                                              Principal Accounting Officer