Form 10-Q
period 2002-06-30
BETA OIL & GAS INC
filed 2002-08-14
CIK 1059324

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

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   ----------
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2002

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

                                  Yes X No ____


As of August 1, 2002, the Registrant had 12,440,057 shares of Common Stock, $.001 par value, outstanding.


================================================================================

                                      INDEX


                                                                                                          PAGE
                                                                                                           NO.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements...............................................................................3
                  Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                    December 31, 2001........................................................................3
                  Condensed Consolidated Statements of Operations for the three months ending
                    June 30, 2002 and June 30, 2001 and for the six months ending June 30, 2002 and June 30, 2001 (unaudited)........................................................... 4
                  Condensed Consolidated Statements of Cash Flows for the six months ending June 30, 2002 and June 30, 2001 (unaudited)............................................................5
                  Notes to Condensed Consolidated Financial Statements.......................................6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...............................................................................11
                  Disclosure Regarding Forward-Looking Statements............................................11
                  General....................................................................................11
                  Liquidity and Capital Resources............................................................12
                  Plan of Operation for 2002.................................................................15
                  Comparison of Results of Operations for the three months ended June 30, 2002 and 2001 (unaudited).....................................................................17
                  Comparison of Results of Operations for the six months ended June 30, 2002 and 2001 (unaudited).....................................................................19
                  Income Taxes...............................................................................21

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk........................................21

PART II. - OTHER INFORMATION

ITEM 1.      Legal Proceedings...............................................................................22
ITEM 2.      Changes in Securities...........................................................................22
ITEM 4.      Submission of Matters to a Vote of Security Holders.............................................22
ITEM 5.      Other Information...............................................................................22
ITEM 6.      Exhibits and Reports on Form 8-K................................................................23

Signatures...................................................................................................23

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                              BETA OIL & GAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,    DECEMBER 31,
                                                                                        2002          2001
                                                                                   ------------    ------------
 CURRENT ASSETS: ...............................................................     (Unaudited)
     Cash ......................................................................   $    545,959    $    556,199
     Accounts receivable
         Oil and gas sales .....................................................      1,767,227       1,397,532
         Other .................................................................        500,837         754,390
     Income tax prepaid ........................................................         79,284          38,503
     Futures transaction hedge asset ...........................................           --           114,182
     Prepaid expenses ..........................................................        200,483         187,495
                                                                                   ------------    ------------
         Total current assets ..................................................      3,093,790       3,048,301

OIL AND GAS PROPERTIES, at cost (full cost method)
     Evaluated properties ......................................................     64,301,848      58,708,444
     Unevaluated properties ....................................................     10,653,027      13,001,443
     Less - accumulated amortization of full cost pool .........................    (27,250,696)    (25,058,725)
                                                                                   ------------    ------------
         Net oil and gas properties ............................................     47,704,179      46,651,162

OTHER OPERATING PROPERTY AND EQUIPMENT, at cost
     Gas gathering system ......................................................      1,501,477       1,491,516
     Support equipment .........................................................        221,413         221,413
     Other .....................................................................        215,017         198,520
     Less - accumulated depreciation ...........................................       (521,124)       (408,430)
                                                                                   ------------    ------------
         Net other operating property and equipment ............................      1,416,783       1,503,019

OTHER ASSETS ...................................................................         90,098       1,472,570
                                                                                   ------------    ------------

TOTAL ASSETS ...................................................................   $ 52,304,850    $ 52,675,052
                                                                                   ============    ============

CURRENT LIABILITIES:
     Current portion of long-term debt .........................................   $    103,182    $     57,407
     Accounts payable, trade ...................................................      2,642,390       2,472,203
     Dividends payable .........................................................        111,482         112,708
     Futures transaction hedge liability ......................................         921,307            --
     Other accrued liabilities ................................................         308,794         463,859
                                                                                   ------------    ------------
         Total current liabilities .............................................      4,087,155       3,106,177

LONG-TERM DEBT, less current portion ...........................................     13,641,845      13,648,727
COMMITMENTS AND CONTINGENCIES  (NOTE 5)

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 5,000,000 shares authorized; 604,271 issued and outstanding at June 30, 2002 and December 31, 2001
       Liquidation value at June 30, 2002 is $5,694,964 ........................            604             604
     Common stock, $.001 par value; 50,000,000 shares authorized; 12,446,072 and
       12,398,572 shares issued and 12,440,057 and 12,356,072 shares outstanding
       at June 30, 2002 and December 31, 2001, respectively ....................         12,447          12,399
     Additional paid-in capital ................................................     51,923,433      51,814,699
     Treasury stock, at cost; 6,015 shares and 42,500 shares reacquired at
       June 30, 2002 and December 31, 2001, respectively .......................        (28,153)       (198,920)
     Accumulated other comprehensive income (loss) .............................       (921,307)        114,182
     Accumulated deficit .......................................................    (16,411,174)    (15,822,816)
                                                                                   ------------    ------------

       Total stockholders' equity ..............................................     34,575,850      35,920,148
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $ 52,304,850    $ 52,675,052
                                                                                   ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                              BETA OIL & GAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                             For three months ended June 30, For six months ended June 30,
                                                                   2002           2001           2002          2001
                                                               -----------    -----------    -----------    -----------
REVENUES:
     Oil and gas sales .....................................   $ 2,434,926    $ 3,528,536    $ 4,694,439    $ 7,864,324
     Field services ........................................       112,692        281,031        196,431        641,336
                                                               -----------    -----------    -----------    -----------
         Total revenue .....................................     2,547,618      3,809,567      4,890,870      8,505,660
                                                               -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
     Lease operating expense ...............................       926,915        763,747      1,665,698      1,592,463
     Field services ........................................        49,892        102,176         91,215        238,217
     General and administrative ............................       457,614        682,773        932,958      1,253,022
     Depreciation and amortization expense .................     1,149,056      1,401,994      2,304,666      2,816,197
                                                               -----------    -----------    -----------    -----------
       Total costs and expenses ............................     2,583,477      2,950,690      4,994,537      5,899,899
                                                               -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS ..............................       (35,859)       858,877       (103,667)     2,605,761

OTHER INCOME (EXPENSE):
     Interest expense ......................................      (142,618)      (229,645)      (283,229)      (502,607)
     Interest income .......................................        18,089          6,977         20,277         17,886
                                                               -----------    -----------    -----------    -----------
       Total other income (expense) ........................      (124,529)      (222,668)      (262,952)      (484,721)
                                                               -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE TAX PROVISION .........................      (160,388)       636,209       (366,619)     2,121,040
INCOME TAXES PROVISION .....................................          --         (248,122)          --         (827,206)
                                                               -----------    -----------    -----------    -----------

NET INCOME (LOSS) ..........................................      (160,388)       388,087       (366,619)     1,293,834
PREFERRED DIVIDENDS ........................................      (111,482)        (6,373)      (221,738)        (6,373)
                                                               -----------    -----------    -----------    -----------
NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS ...........................................   $  (271,870)   $   381,714    $  (588,357)   $ 1,287,461
                                                               ===========    ===========    ===========    ===========
BASIC NET INCOME (LOSS) PER COMMON SHARE ...................   $      (.02)   $       .03    $      (.05)   $       .10
                                                               ===========    ===========    ===========    ===========
DILUTED NET INCOME (LOSS) PER COMMON SHARE .................   $      (.02)   $       .03    $      (.05)   $       .10
                                                               ===========    ===========    ===========    ===========

COMPREHENSIVE INCOME (LOSS):
NET INCOME  (LOSS) .........................................   $  (160,388)   $   388,087    $  (366,619)   $ 1,293,834
OTHER COMPREHENSIVE INCOME:
   Transition adjustment related to change in accounting for
      derivative instruments and hedging activities (net of
      income taxes) ........................................          --             --             --         (953,488)
   Reclassification of realized loss on qualifying cash flow
      hedges (net of income taxes, where applicable) .......       250,036        161,373         52,789        591,352
   Unrealized gain (loss) on qualifying cash flow hedges
      (net of income taxes, where applicable)                     (103,232)       121,692     (1,088,278)       476,318
                                                               -----------    -----------    -----------    -----------
TOTAL COMPREHENSIVE INCOME (LOSS) ..........................   $   (13,584)   $   671,152    $(1,402,108)   $ 1,408,016
                                                               ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

                              BETA OIL & GAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                      2002            2001
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ........................................   $  (366,619)   $ 1,293,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization ........................     2,304,666      2,816,197
         Deferred income tax ..................................          --          464,256
         Loss on sale of asset ................................          --            6,865
Change in operating assets and liabilities:
         Accounts receivable ..................................       (55,601)       474,641
         Income tax receivable ................................           560           --
         Prepaid expenses .....................................       (12,988)      (259,312)
         Income taxes payable .................................          --           62,650
         Other accrued expenses ...............................      (239,106)       512,356
                                                                  -----------    -----------

     Net cash provided by operating activities ................     1,783,257      5,804,161
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Oil and gas property expenditures ....................        (4,525,080)    (6,951,385)
     Proceeds received from sale of oil and gas properties          1,425,467        726,535
     Gas gathering and equipment expenditures .............           (26,458)      (287,997)
     Change in other assets ...............................         1,407,863        635,067
                                                                  -----------    -----------
     Net cash used in investing activities ....................    (1,718,208)    (5,877,780)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants and options                    95,000        156,857
     Proceeds from premiums payable ...........................       107,999         46,957
     Repayment of premiums payable ............................       (62,805)       (60,250)
     Repayment of notes payable ...............................        (6,301)        (5,770)
     Proceeds from preferred private placement ...............           --        5,589,390
     Commissions payable for preferred private placement .....           --          238,527
     (Increase) decrease in offering costs                             13,782       (529,543)
     Dividends paid ...........................................      (222,964)        (6,373)
                                                                  -----------    -----------
     Net cash provided by (used in) financing activities ......       (75,289)     5,429,795
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........       (10,240)     5,356,176

CASH AND CASH EQUIVALENTS, at beginning of period .............       556,199      1,536,186
                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, at end of period ...................   $   545,959    $ 6,892,362
                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash  paid for:

         Interest .............................................   $   237,283    $   435,334
                                                                  ===========    ===========
         Income taxes .........................................   $    41,341    $   300,300
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Fair value of treasury stock issued for:
     Oil and gas properties ...................................   $   170,767    $      --
                                                                  ===========    ===========
Fair value of warrants issued for:
      Oil and gas properties ..................................   $      --      $   143,147
                                                                  ===========    ===========

The accompanying notes are an integral part to these condensed consolidated financial statements

                              FINANCIAL STATEMENTS

                      BETA OIL & GAS, INC. AND SUBSIDIARIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

The accompanying condensed consolidated financial statements of Beta Oil & Gas, Inc. and subsidiaries ("Beta") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001. Management believes all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The accompanying financial statements should be read in conjunction with the audited financial statements as contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was filed April 1, 2002.

Note 2. OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Depreciation, depletion, and amortization of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves with oil and gas being converted to a common unit of measure based on the relative energy content. Capitalized costs of evaluated properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount ("the cost ceiling") equal to the sum of the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions discounted at 10%, less any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this cost ceiling, the excess is charged to earnings. Unproved or unevaluated properties, including any related capitalized interest costs, are not amortized, but are assessed for impairment either individually or on an aggregated basis on an annual basis. Unevaluated leasehold costs, including brokerage costs, are individually assessed quarterly based on the remaining term of the primary leasehold.

Due to the volatility of commodity prices and/or exploration expenditures with no significant proved reserve additions or reduction of interests in evaluated properties, it is possible that future impairments of oil and gas properties could occur. The price measurement date is on the last day of the quarter or year end and is required by SEC rules.

For the six-month period ended June 30, 2002, the Company sold interests in various internally generated prospects and unevaluated acreage for approximately $1,425,467 and certain drilling promotes. The prospects were ready for sale as the Company had completed the leasing activity in late 2001 and are ready for drilling. The prospects were as follows:

1.) Lake Boeuf prospect, Lafourche Parish, Louisiana - 87.5% of the Company's 100% interest was sold with the Company retaining a 12.5% working interest. The Company received cash and a drilling promote on the interest sold. This acreage is 100% unevaluated and has no proved reserves.

2.) North Mexican Sweetheart prospect, Jackson County, Texas - Approximately 90% of the Company's working interest in the acreage was sold in this deep Yegua prospect and the Company has a 12.5% working interest after payout of the initial test well. This acreage is 100% unevaluated and has no proved reserves.

3.) West Broussard prospect and surrounding acreage - An approximate 3.5% working interest was sold in the Company's West Broussard East and West Units and the surrounding unevaluated acreage. The interest in the units represented approximately 4.5% of the Company's total proved reserves while no reserves are associated with the surrounding acreage.

4.) Brookshire Dome, Waller County, Texas - The Company reduced its working interest in its unevaluated Brookshire Dome leasehold from 40% to 25%. There are no proved reserves associated with this acreage.

Note 3. STOCKHOLDERS' EQUITY

Treasury Stock

On September 19, 2001 the Company's Board of Directors authorized a stock repurchase program for up to an aggregate of $1,000,000 of the Company's common stock over the next four months. The repurchase program became effective on September 19, 2001. At December 31, 2001, the Company had reacquired 42,500 shares for a total cost of $198,920 or $4.68 per share. In January 2002, the Company reissued 36,485 shares with a fair market value of approximately $170,767 for geological and geophysical services associated with certain of its unevaluated properties. At June 30, 2002, the Company held 6,015 treasury shares with a fair market value of $13,233. The authorization to repurchase shares was facilitated in part by an Order issued by the Securities and Exchange Commission on September 14, 2001. The Order temporarily increased the flexibility with respect to certain SEC rules pertaining to issuer stock repurchases.

Warrants and Options

1. On February 6, 2002, 25,000 non-callable common stock purchase warrants were issued to an outside director with an exercise price of $5.22 and expiring in 2006.

2. On May 9, 2002, 35,000 options to purchase common stock pursuant to the 1999 Incentive and Nonstatutory Stock Option Plan were issued to three employees with an exercise price of $3.30 and expiring on May 8, 2007.

3. During the month of June, 2002 the Company received $95,000 in gross proceeds from the exercise of non-callable common stock purchase warrants with an exercise price of $2.00 per share. These common stock purchase warrants were originally issued in 1997 and had an expiration date of June 23, 2002. The remaining 16,500 outstanding common stock purchase warrants expired.

Note 4.  NET INCOME (LOSS) PER COMMON SHARE:

                                          FOR THE THREE  MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                              2002           2001           2002           2001
                                          -----------   -----------   ------------   --------------
Basic
Net income (loss) .....................   $ (160,388)   $   388,087   $   (366,619)  $    1,293,834
Less:  Preferred dividends ............     (111,482)        (6,373)      (221,738)          (6,373)
                                          -----------   -----------   ------------   --------------
Net income (loss) available to
   common shareholders ................   $ (271,870)   $   381,714   $   (588,357)  $    1,287,461
                                          ===========   ===========   ============   ==============
Weighted average number of
   common shares ......................   12,393,236     12,368,576     12,395,492       12,361,049
                                          ===========   ===========   ============   ==============
Basic earnings (loss) per share .......   $     (.02)   $       .03   $       (.05)  $          .10
                                          ===========   ===========   ============   ==============
Diluted
Net income (loss) available to
   common shareholders ................   $ (271,870)   $   381,714   $   (588,357)  $    1,287,461
Add:  Preferred dividends .............         --            6,373           --              6,373
                                          -----------   -----------   ------------   --------------
Net income (loss) for diluted
earnings (loss) per share .............   $ (271,870)   $   388,087   $   (588,357)  $    1,293,834
                                          ===========   ===========   ============   ==============

Weighted average number of
   Common shares ......................   12,393,236     12,368,576     12,395,492       12,361,049
Common stock equivalent shares
   representing  shares issuable
   upon exercise of stock options .....   Antidilutive       16,893   Antidilutive           20,382
Common stock equivalent shares
   representing  shares issuable
   upon exercise of warrants ..........   Antidilutive      363,086   Antidilutive          397,731
Common stock equivalent shares
   representing shares "as-if"
   conversion of preferred shares .....   Antidilutive       28,035   Antidilutive           14,096
                                          ------------   ----------   ------------   --------------
Weighted average number of ............
   shares used in  calculation of
   diluted income (loss) per share        12,393,236     12,776,590     12,395,492       12,793,258
                                          ===========   ===========   ============   ==============
Diluted earnings (loss) per share .....   $     (.02)   $       .03   $       (.05)  $          .10
                                          ===========   ===========   ============   ==============

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

In the quarter ended March 31, 2002, the Company settled the above claim and counterclaim with ONEOK through independent mediation. It was mutually agreed to release all claims and Beta paid ONEOK $43,000 in addition to the $282,096 of funds held by ONEOK. Each party was responsible for their legal fees and costs associated with this matter of which the Company's total legal fees were approximately $85,600. Net of amounts due from joint interest partners, a non-recurring charge of $205,415 was recorded to income in the year ended December 31, 2001. However, the total net impact, including the impact of the non-recurring charge, was a favorable $60,000 in additional net gas revenues due to the Company's counterclaim. The Company has notified all joint interest partners of the recoupment and is discussing a proposed recoupment plan with certain owners. There have been some owners who do not agree with the recoupment. At this time, the Company has not established a reserve for any potential non-collection.

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

Note 6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, in connection with Beta's hedging activities, the Company recorded as cumulative effect adjustments a loss of $953,488 (net of $635,488 income tax) in accumulated other comprehensive loss and a corresponding liability. Subsequent to January 1, 2001, the Company realized a loss of $591,352 (net of $374,235 income tax) in the six-month period ended June 30, 2001.

Natural Gas - At June 30, 2002, the Company had entered into commodity price hedging contracts as set forth below with respect to our 2001 through 2003 natural gas production. The hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days of a particular contract month.
                                                 NYMEX Contract Price per MMBtu
                                               --------------------------------
                                                             Collars
                                Volume in                    -------
           Period                MMBtus              Floor              Ceiling
           ------               ---------            -----              -------
  Sept 01 - Feb 02                362,000            $3.50               $3.85
  March 02 - Feb 03             1,460,000            $2.30               $2.91

At June 30, 2002, the outstanding contracts had a negative fair market value of $681,848 and accordingly the Company recorded a derivative liability for such amount. The fair market value is based on the NYMEX futures contract price for the outstanding contract months at June 30, 2002. The Company has realized a loss on the contracts settled of ($167,531) and ($38,410) for the three and six-month periods ended June 30, 2002, respectively. These contracts are costless and no net premium is received in cash or as a favorable rate.

Crude Oil - At June 30, 2002, the Company had entered into commodity price hedging contracts as set forth below with respect to our 2001 through 2003 crude oil production. The hedging transactions are settled based upon the average of the reported daily settlement prices per barrel for West Texas Intermediate Light Sweet Crude Oil on the NYMEX for each trading day of a particular contract month.

                                                NYMEX Contract Price per Barrel
                                                -------------------------------
                                                             Collars
                                Volume in                    -------
          Period                 Barrels             Floor              Ceiling
          ------                ---------            -----              -------
  Oct 01- Mar 02                  30,000             $25.00              $27.90
  Apr 02 - Mar 03                 60,000             $20.50              $21.75

At June 30, 2002, the outstanding contracts had a negative fair market value of $239,459. The fair market value is based on the NYMEX-West Texas Intermediate futures contract price for the outstanding contract months at June 30, 2002 and accordingly the Company recorded a derivative liability for such amount. The Company has realized a loss on the contracts settled of ($82,505) and ($14,379) for the three and six-month periods ended June 30, 2002, respectively. These contracts are costless and no net premium is received in cash or as a favorable rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is to inform you about our financial position, liquidity and capital resources as of June 30, 2002 and December 31, 2001 and the results of operations for the three and six-month periods ended June 30, 2002 and 2001.

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

     These forward-looking statements include statements regarding:

o        Estimates of proved reserve quantities and net present values of those reserves
o        Reserve potential
o        Business strategy
o        Capital expenditures - amount and types
o        Expansion and growth of our business and operations
o        Expansion and development trends of the oil and gas industry
o        Production of oil and gas reserves
o        Exploration prospects
o        Wells to be drilled, and drilling results
o        Operating results and working capital
o        Plan of operation for 2002

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

General
   During the last twelve months, our economy slipped into a moderate recession impacting most sectors of business. The energy sector has experienced substantial decreases in the price received for its commodities while inventory levels of natural gas and crude oil have risen. Due to global events and signs of an improving economy, commodity prices improved in the last part of the first quarter to the present. However, the present inventory level of natural gas is significantly higher than a year ago and historical averages, so much will depend on the economic rebound. Volatility will continue to be present in commodity prices in the near term, which may curb any substantial increase in drilling activity.

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

     The following table represents the sources and uses of cash for the periods indicated.

                                                                For the six months ended June 31,
                                                                       2002            2001
                                                                  ------------    ------------
Beginning cash balance .......................................... $    556,199    $  1,536,186
Sources of cash:
     Cash provided by operations ................................    1,783,257       5,804,161
     Cash provided by financing activities ......................      216,781       5,429,795
     Cash provided by sales of oil & gas properties and
           equipment ............................................    1,425,467            --
                                                                  ------------    ------------
             Total sources of cash including cash on hand            3,981,704      12,770,142
Uses of cash:
     Oil and gas expenditures ...................................   (3,143,675)     (5,877,780)
     Cash used by financing activities ..........................     (292,070)           --
                                                                  ------------    ------------
             Total uses of cash                                     (3,435,745)     (5,877,780)
                                                                  ------------    ------------
Ending cash balance ............................................. $    545,959    $  6,892,362
                                                                  ============    ============


     Our working capital, excluding the futures transaction hedge liability, was a deficit of ($72,058) at June 30, 2002 compared to a surplus of $7,501,821 at June 30, 2001 and a deficit of ($57,876) at December 31, 2001. The significant decrease in our working capital and liquidity at June 30, 2002, when compared to June 30, 2001, was due to higher capital expenditures associated with our intensified drilling and lease acquisition activity principally occurring in the last half of 2001. Approximately $15.1 million was expended in our 2001 capital program and was funded from: 1.) Cash flow from operations, 2.) Funds received from our preferred stock private placement, and 3.) Proceeds from the sale of certain evaluated and unevaluated oil and gas properties. Factors contributing to our lower-than-expected working capital and liquidity in 2002 are: 1.) Lower than anticipated production rates from our WC Block 39 and 49 offshore properties and our Brookshire Dome project, 2.) A significant cost overrun, approximately $1.0 million net to our 32% working interest, associated with Rubel #1, Sara White prospect located in Galveston County, Texas, 3.) Higher operating expense of approximately $130,000 associated with unplanned weather-related repairs on certain Mid-Continent properties and 4.) The futures derivative liability associated with that portion of our future production volume currently hedged. The futures transaction hedge liability represents the estimated unrealized reduction in our future oil and gas revenue based on the current outstanding derivative contracts. The estimate is based on the NYMEX natural gas and crude oil futures prices in effect at June 30, 2002 and may vary materially with the fluctuations in natural gas and crude oil. At July 31, 2002 the future transaction hedge liability was approximately $595,000.

      Our principal source of short-term liquidity is from operating cash flow. Should natural gas and crude oil prices decrease materially, our current operating cash flow would decrease and further reduce our liquidity. During the six months ended June 30, 2002, our cash flow from operations has been supplemented by the receipt of approximately $1,425,500 from the sale of certain drill-ready prospects. We project approximately $3.2 million in proceeds from such sales will be received in 2002 which will be necessary to fully fund our projected 2002 capital expenditures and possible debt reduction. To further improve our operating cash flow and liquidity, we have targeted for divestment certain non-core marginal properties. The divestment of such properties will favorably impact our operating margins. Total expected proceeds from such sales will be less than $300,000 and will have no significant impact on our proved reserves. Additionally, we will continue to reduce general and administrative expenses in the last half of 2002. Should we not receive the remaining projected $1.8 million from prospect sales, we would reduce our capital expenditures in the last half of 2002.

    With the decline of commodity prices and a reduction in our proved developed reserves, our borrowing base capacity under the current credit facility, which was acquired through the Red River Energy acquisition, has slightly increased but is not a material source of capital. However, historically we have not used credit facilities for a source of funds in our drilling or leasing activity. Should proved developed reserves not materially increase and/or pricing further decline, our borrowing base may be reduced below the amount currently borrowed and outstanding under this facility. If this event occurs we would be obligated to pay down the outstanding amount to the re-determined borrowing capacity. We would rely on cash flow from operations and funds generated from the sale of unevaluated or proved undeveloped prospects to make this pay down. It is possible that we would have to sell some non-core assets as well in order to meet this obligation. In the second quarter of 2002, our borrowing base was re-determined and the current borrowing capacity is $14,500,000. Currently, a balance of $13,634,652 is outstanding against the borrowing base. The current credit agreement was extended by one year and has a maturity date of March 15, 2004.

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

                                                                   Payments Due by Period
                             ----------------------------------------------------------------------------------
                                  Total        Less than 1       1-3 years        4-5 years     After 5 years
Contractual Obligations                           year
                             ---------------- --------------- ---------------- ---------------- ---------------
Long - Term Debt (1)             $13,745,027        $103,182      $13,641,845  $         -      $         -
Operating Leases (2)                 301,518         193,535          107,983            -                -
                             ---------------- --------------- ---------------- ---------------- ---------------
Total cash obligations           $14,046,545       $ 296,717      $13,749,828   $        -      $         -
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

     Oil and gas properties - We account for our oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission ("SEC"). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All production and general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserve quantities, on a country-by-country basis. The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10% per annum, net of tax considerations. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis. Unevaluated leasehold costs, including brokerage costs, are individually assessed quarterly based on the remaining term of the primary leasehold. For the remaining costs, which includes seismic and geological and geophysical, we estimate reserve potential for the unevaluated properties using comparable producing areas or wells and risk adjust that estimate by 50-75%. As mentioned previously in Use of Estimates, reserve estimations are more imprecise for new or unevaluated areas. Consequently, should certain geological conditions or factors exist, such as reservoir depletion, reservoir faulting, reservoir quality etc., but unknown to us at the time of our assessment, a materially different result could occur.

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

Effects of Transactions With Related and Certain Other Parties
     During the first six months ended June 30, 2002, Waveland Drilling Partners 2002A, L.P. acquired a 10% working interest in our West Broussard, Lafayette Parish, Louisiana prospect, a 12.5% working interest in our Lake Boeuf, Lafourche Parish, Louisiana prospect and a 10% working interest in our unevaluated shallow Brookshire Dome prospect area in Waller County, Texas on standard industry terms for both the acreage and participation in the subsequent drilling of the prospects. We received approximately $706,550 for the acreage and promote on the future drilling of the prospects' wells. We may sell interests in other prospects should Waveland Partners agree to our terms.

Plan of Operation for 2002
    For the first six months of 2002, we expended approximately $3.0 million, comprised of: 1) Approximately $.9 million related to our Jackson County drilling, seismic and leasing activity, 2.) $1.1 million expended on the Rubel #1, Sara White prospect located in Galveston County, Texas, 3.) $.6 million in the drilling, completion and land activity associated with our Brookshire Dome project located in Waller County Texas, 4.) $.3 million on additional activity in our West Broussard prospect.

    To date, we have participated in the drilling 14 gross wells, (3.03 net wells) of which nine gross wells (2.12 net wells) were completed successfully as producers, four gross wells (.665 net wells) were dry holes and one gross well (.25 net well) is currently being completed.

    In Jackson County, we have participated in the drilling of three gross wells (.415 net wells) in 2002. The Long Beach #1, an 18,000 foot Wilcox test well which we participated with a 2% carried interest reached the objective depth and encountered the Wilcox sand but was deemed uneconomical. The well was plugged and abandoned. Additionally, the Elk Hills #1 Wilcox test, which commenced drilling in late 2001 was evaluated for considerable time before temporarily abandoning the well in the second quarter. Lastly, we participated with a 25% working interest in the drilling of the Yaussi #1, a Yegua test well, which was unsuccessful and plugged. Total cost incurred to date for Jackson County area is approximately $.9 million. The Truckstop #1, a Yegua test well located in the same fault block tested by the Elk Hills #1, was spudded subsequent to June 30, 2002 and is currently drilling. We have a 6.25% interest in this well.

    The Rubel #1 (Sara White Prospect) located in Galveston County, Texas and operated by Ocean Energy was successfully completed in the "S" sand in the second quarter of 2002. A production test was performed and the well flowed 2.1 Mmcf per day of natural gas and 30 barrels per day of condensate. The well is expected to commence sales in August 2002 after a considerable delay due to right-of-way issues regarding the sales line. We have a 32% working interest in the well and currently have a total cost in the well of approximately $2.7 million, which is approximately $1.0 million net to us over the originally authorized budget.

    In the Brookshire Dome project, for the first six months of 2002 we have participated in the drilling of eight gross wells (2.0 net wells), of which six gross wells (1.5 net wells) were successfully completed, one gross well (.25 net well) was a dry hole and one gross well (.25 net well) is currently in the completion stage. The wells are currently producing approximately 52 gross barrels (11.5 net barrels) of oil per day and 1354 gross Mfe (204 net Mcf) of natural gas per day. We are in the process of evaluating the ultimate reserve potential and decline rate associated with the shallow wells drilled since our activity began in the last half of 2001. We have experienced steeper than expected declines with the production and will farm out our interest or selectively participate in the immediate drilling activity until our evaluation is complete.

     In the second quarter of 2002, we participated in the drilling of two gross wells (.30 net wells) in McIntosh County, OK, both of which were successful. The LaCour #3-15, a Wilcox development well, is currently producing approximately 300 gross Mcf (28 net Mcf) of natural gas per day. The Tiger #2-10, an Arbuckle test well, is waiting on connection to the sales line and has tested at approximately 700 gross Mcf (93 net Mcf) per day.

    Currently, we estimate our capital expenditures for the last half of 2002 not to exceed $3 million for a total of $6 million for the year versus our original forecast of $7 million. Due to the results of our various exploration projects, which were in progress at the end of 2001 and the first quarter 2002, we will reduce and shift our remaining 2002 budget to lower risk profile projects, which we are currently evaluating.

   The following events or results have occurred that change the allocation, timing and amount of our originally forecasted second half 2002 capital expenditures:

o Due to the disappointing results of our lower Wilcox test wells, we will only participate in any additional lower Wilcox drilling through farmouts, selling a portion of our interest and retaining a carried interest, reversionary (back-in) arrangements or other types of cost free interests. We will continue to selectively participate in additional Yegua/Frio drilling.

o In Galveston County, Texas, the deep Vicksburg test well, the Northeast Hitchcock prospect, which was originally forecast to drill in the fourth quarter of 2002 has been indefinitely postponed by the operator due to the results and cost overrun related to the Rubel #1, Sara White prospect.

o The Detroit prospect, located in Red River and Lamar Counties, Texas has not sold at this time. We had originally scheduled drilling in the last half of 2002. This prospect will not be drilled until it is sold and most likely will not drill until 2003.

o The Toko Syncline prospect located in Australia was originally forecast to drill in the first half of 2002 but the operator has not sold the remaining interests in this prospect. We will participate in the drilling of this prospect with a 6% carried interest.

o The estimated cost of the rework and recompletion on the West Cameron Block #49 properties, which began early in the 3rd quarter of 2002, will be approximately $500,000 - $600,000 net to our interest. The recompletion was not projected to occur until 2003 and 2004.

o The drilling of the Lake Boeuf prospect located in Lafayette Parish, Louisiana which was originally scheduled to begin drilling early in the second half of 2002, is expected to drill late in the second half of 2002 or early 2003. The operator is working on the drilling schedule at this time.

o The West Broussard prospect located in Lafayette Parish, Louisiana was originally scheduled to begin drilling early in the second half of 2002. Delays in selling the remaining portion of the prospect have caused the delay in drilling. At this time we do expect to sell the remaining portion of the prospect and anticipate a late 2002 or early 2003 date to commence drilling.

     Our mid-year update for our cash flows from operations for the 2002 will be approximately $4.3 million versus our original projection of $4.8 million. Our current projection is based on an average natural gas price of $2.85 versus our original projection of $2.37 per Mcf and $21.74 per barrel versus an original projection of $18.88 per day per barrel. Additionally, we project our average net daily production to be approximately 8.6 Mmcfe for 2002 versus an original estimate of 10.0 Mmcfe per day. The downward production rate revision is due to lower than forecast production rates in the first half of 2002 from our Gulf production, a steeper natural decline rate with the Brookshire Dome project, a hook up delay with the Rubel #1 and the probable delay of incremental production from our West Broussard and Lake Boeuf prospects which were originally scheduled to drill in the third quarter of 2002 and go on line in the fourth quarter. The possibility remains that the timing for drilling these prospects may contribute to our 2002 production rate. We do anticipate that our efforts from exploitation and remedial projects associated with our Mid-Continent assets may partially offset the shortfalls previously discussed.

     For the remainder of 2002, we expect to fund our capital requirements from net cash flow from operations (after general and administrative expense) and proceeds received from the sale of certain drill-ready prospects and possibly other non-core properties. The success and timing of our prospect sales effort is critical to the funding and timing of our capital expenditure schedule for the remainder of 2002. At this time we anticipate additional proceeds of approximately $1.3 will be received in the last half of 2002 from the West Broussard prospect and an additional $.3 million from the sale of other non-core uneconomical properties. As with any projection, the timing and amounts can vary. Generally, funds must be advanced within thirty days or less after our election to participate in the drilling of a well.

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

1.) We may seek alternative forms of financing, if available, on terms acceptable to us. Such financing usually involves debt with a higher cost of capital as compared to conventional bank financing. We would seek financing in the range of $1,000,000 to $5,000,000. We would seek to use this means of financing in the event that a particular acquisition did not have sufficient proved producing reserve collateral to support a conventional bank loan.

2.) We may realize additional cash flow from oil and gas wells to be drilled, if found to be productive. We own working interests in wells that are currently producing and in additional wells, which are presently being completed and equipped for production. For 2002, we currently estimate that the wells will generate approximately $6.4 million of net cash flow after deducting lease-operating expenses of approximately $3.5 million.

3.) We have approximately 375,725 callable common stock purchase warrants outstanding exercisable at a price of $7.50 per share. We are able to call these warrants at any time after our common stock has traded on Nasdaq at a market price equal to or exceeding $10.00 per share for 10 consecutive days which was achieved in July 2000. It is our intent to call all of these warrants at such time, if and when, the cash is needed to fund capital requirements. We will receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants net of commission to the broker of record, if any. We could realize net proceeds of approximately $2,814,500 from the exercise of all of these warrants. There is no assurance that any warrants will be exercised or that we will ever realize any proceeds from the $7.50 warrant calls. However, due to current market conditions and the current price of our stock, it is not probable that we will call these warrants in 2002.

     If the above additional sources of cash are insufficient or are unavailable on terms acceptable to us, we will be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures within a thirty to sixty-day period after a well is proposed for drilling, it may be necessary to:

1)       Forfeit our interest in wells that are proposed to be drilled;

2)       Farm-out a portion or all of our interest in proposed wells;

3) Sell a portion of our interest in proposed wells and use the sale proceeds to fund our participation at a lesser interest; or

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

Comparison of Results of Operations
Quarter ended June 30, 2002 and Compared to Quarter ended June 30, 2001
       We had a reported net loss of ($160,388) for the quarter ended June 30, 2002 compared to net income of $388,087 for the same period ended 2001. Lower natural gas and crude oil prices and higher operating expense contributed to the lower net income for the period ended 2002 offset by lower general and administrative, depletion and interest expenses.

      The following table summarizes key items of comparison and their related increase (decrease) for the periods indicated.

In Thousands .........................      Quarter Ended June 30    $-Increase   %-Increase
                                            ---------------------     ---------    ----------
                                              2002        2001       (Decrease)    (Decrease)
                                            ---------   ---------     ---------    ----------

Net income (loss) ....................      $ (160.4)  $   388.1    $   (548.5)

Oil and gas sales ....................       2,434.9     3,528.5      (1,093.6)       (31%)
Field service income .................         112.7       281.0        (168.3)       (60%)
Lease operating expense ..............         750.0       537.4         212.6         40%
Production tax .......................         176.9       226.4         (49.5)       (22%)
Field service expense ................          49.9       102.2         (52.3)       (51%)
G&A expense ..........................         457.6       682.8        (225.2)       (33%)
Depletion - Full cost ................       1,089.2     1,268.2        (179.0)       (14%)
Depreciation - Field service and other          59.9       133.8         (73.9)       (55%)
Interest expense .....................         142.6       229.6         (87.0)       (38%)
Income tax provision (benefit) .......          --         248.1        (248.1)        --

Production:
Natural Gas - Mcf ....................         561.6       637.3         (75.7)       (12%)
Crude Oil - Bbl ......................          32.3        29.0           3.3         11%
Natural Gas Equivalent - McfE ........         755.5       811.1         (55.6)        (7%)

$ per unit:
Ave. gas price - Mcf .................      $   3.08   $    4.35    $    (1.27)       (29%)
Ave. oil price - Bbl .................         21.83       26.11         (4.28)       (16%)
Ave. operating expense - McfE ........          1.23         .96           .27         28%
Ave. G&A - McfE ......................           .61         .82          (.21)       (26%)
Ave. Depl. - Full cost - McfE ........          1.44        1.56          (.12)        (8%)

       For the quarter ended June 30, 2002, oil and gas sales decreased $1,093,610 or 31%, from the same quarter ended 2001, to $2,434,926. The decrease resulted from lower natural gas and crude oil prices and lower natural gas production in the quarter ended June 30, 2002. The lower commodity prices resulted in 78% of the decrease in revenue, or approximately $851,821. Lower natural gas prices comprised 84% of the decrease with lower crude oil prices accounting for the remaining 16%. Our crude oil sales volumes increased for the period ended 2002 when compared to the same period ended 2001 due to new production associated with our exploration activity in the Brookshire Dome area in Waller County, Texas and the T. Cenac #1, located in the Lapeyrouse field, Terrebonne Parish, Louisiana, which went on production in the third quarter of 2001. Natural gas sales volumes were lower for the quarter ended June 30, 2002 compared to the same quarter ended 2001, primarily due to lower production in our South Texas shallow Frio wells and West Cameron Block 49 wells partially offset by new production from the T. Cenac #1 well, as previously mentioned. The lower production was due to greater than expected decline in the South Texas wells and water production in the West Cameron Block 49 wells, which are currently being reworked.

      Generally, we sell our natural gas to various purchasers on an indexed-based price. These indices are generally affected by the NYMEX - Henry Hub spot price. We use hedges on a limited basis to lessen the impact of price volatility. Hedges covered approximately 60% of our production on an equivalent Mcf basis for the quarter ended June 30, 2002. Based on our natural gas production for the three months ended June 30, 2002, a decline in the average natural gas price realized by Beta of $1.00 per Mcf would have resulted in an approximate $.5 million reduction in net income before income taxes.

      Operating expenses, excluding production and ad valorem taxes, increased $212,628 or 40%, to $749,998 for the quarter ended June 30, 2002 compared to the same period for 2001. The increase was primarily due to approximately $130,000 weather related repairs on our West Edmond Hunton Lime Unit in Oklahoma and the Peace creek and R. E. Estey Units in Kansas. Additional operating expenses of approximately $73,408 were related to our Brookshire Dome, Waller County, Texas which came on line in the second half of 2001.

     Production taxes for the quarter ended June 30, 2002 decreased by $49,461 when compared to the same quarter in 2001 due to lower oil and natural gas revenues. Production taxes are primarily calculated based on a percentage of oil and gas revenues in 2002.

    General and administrative expense for the three months ended June 30, 2002 decreased approximately $225,159 or 33%, to $457,614 compared to $682,773 for the same period in 2001. The decrease was due primarily to a reduction in personnel costs, legal and insurance expense and an increase in overhead reimbursement associated with our operations.

     Depletion and depreciation expense decreased $252,938, or 18%, from the same period in 2001 to $1,149,056 for the three months ended June 30, 2002. Depletion expense associated with evaluated oil and gas properties comprised $179,003 of the decrease. The decrease was due to a lower net evaluated cost basis for our evaluated properties and lower production volumes for the three-month period ended June 30, 2002 when compared to the same period for 2001. Depletion for oil and gas properties is calculated using the "unit of production" method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. In the third and fourth quarters of 2001, our full cost pool exceeded the full cost ceiling and accordingly we impaired, or wrote-down, our evaluated oil and gas properties by approximately $13.8 million. Lower natural gas and crude oil prices in the last half of 2001 contributed mainly to the lower ceiling. Depletion expense per McfE for the three months ended June 30, 2002 was $1.44 per McfE compared to $1.56 per McfE for the same period in 2001. Depreciation expense related to other assets decreased $73,295 from the same period in 2001 to $59,893 for the three months ended June 30, 2002. The decrease was related to the depreciation expense associated with the gathering assets, which is calculated on a "unit of revenue" method. The "unit of revenue" method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets. Therefore, the lower gross gathering revenues for the quarter ended June 30, 2002 resulted in lower depreciation expense for the period.

     Interest expense decreased for three months ended June 30, 2002, compared to the same period 2001, as a result of lower interest rates.

Six Months ended June 30, 2002 and Compared to Six Months ended June 30, 2001
       We had a reported net loss of ($366,619) for the six months ended June 30, 2002 compared to net income of $1,293,834 for the same period ended 2001. Lower natural gas and crude oil prices and higher operating expense contributed to the lower net income for the period ended 2002 partially offset by lower general and administrative, depletion and interest expenses.

       The following table summarizes key items of comparison and their related increase (decrease) for the periods indicated.

In Thousands .........................     Six Months Ended June 30   $-Increase %-Increase
                                            ----------------------     ---------  ---------
                                               2002         2001      (Decrease) (Decrease)
                                            ---------    ---------     ---------  ---------
Net income (loss) ....................   $    (366.6) $   1,293.8   $  (1,660.4)      --

Oil and gas sales ....................       4,694.4      7,864.3      (3,169.9)     (40%)
Field service income .................         196.4        641.3        (444.9)     (69%)
Lease operating expense ..............       1,355.4      1,041.3         314.1       30%
Production tax .......................         310.3        551.2        (240.9)     (44%)
Field service expense ................          91.2        238.2        (147.0)     (62%)
G&A expense ..........................         933.0      1,253.0        (320.0)     (26%)
Depletion - Full cost ................       2,192.0      2,552.9        (360.9)     (14%)
Depreciation - Field service and other         112.7        263.3        (150.6)     (57%)
Interest expense .....................         283.2        502.6        (219.4)     (44%)
Income tax provision (benefit) .......          --          827.2        (827.2)      --

Production:
Natural Gas - Mcf ....................       1,136.4      1,248.4        (112.0)      (9%)
Crude Oil - Bbl ......................          72.2         54.3          17.9       33%
Natural Gas Equivalent - McfE ........       1,569.5      1,574.5          (5.0)      --

$ per unit:
Ave. gas price - Mcf .................   $      2.79  $      5.12   $     (2.33)     (46%)
Ave. oil price - Bbl .................         21.12        27.05         (5.93)     (22%)
Ave. operating expense - McfE ........          1.06         1.01           .05        5%
Ave. G&A - McfE ......................           .59          .80          (.21)     (26%)
Ave. Depl. - Full cost - McfE ........          1.40         1.62          (.22)     (14%)

       For the six months ended June 30, 2002, oil and gas sales decreased $3,169,885 or 40%, from the same six-month period ended 2001, to $4,694,439. The decrease was a result of lower natural gas and crude oil prices for the six months ended June 30, 2002. Lower natural gas prices comprised 86% of the decrease with lower crude oil prices accounting for the remaining 14%. Natural gas sales volumes were lower for the six months ended June 30, 2002 compared to the same period ended 2001, primarily due to lower production in our South Texas shallow Frio wells and West Cameron Block 49 wells partially offset by new production from the T. Cenac #1 well, as previously mentioned. The lower production was due to greater than expected decline in the South Texas wells in the last half of 2001 and water production in the West Cameron Block 49 wells, which are currently being reworked and should be back on line late in the third quarter. However, our crude oil sales volumes increased for the period ended 2002 when compared to the same period ended 2001 due to new production associated with our exploration activity in the Brookshire Dome area in Waller County, Texas and the T. Cenac #1, located in the Lapeyrouse field, Terrebonne Parish, Louisiana, which went on production in the third quarter of 2001. The increase in crude oil production offsets the decrease in natural gas production.

      Operating expenses, excluding production taxes, increased $314,154 or 30%, to $1,355,394 for the six months ended June 30, 2002 compared to the same period for 2001. The increase was due to approximately $130,000 weather related repairs on our WEHLU property located in Oklahoma and the Peace Creek and R. E. Estey Units in Kansas. Additionally, we had operating expenses of approximately $166,000 related to our Brookshire Dome, Waller County, Texas properties which came on line in the last half of 2001.

     Production taxes for the six months ended June 30, 2002 decreased $240,919 when compared to the same period ended in 2001 due to a lower oil and natural gas revenues in 2002.

     General and administrative expenses for the six months ended June 30, 2002 decreased approximately $320,064 or 26%, to $932,958 compared to $1,253,022 for the same period in 2001. The decrease was due to lower outside services, legal, audit, travel and reporting expenses and increased overhead reimbursement associated with our operations in the Brookshire Dome area.

     Depletion and depreciation expense decreased $511,531, or 18%, from the same period in 2001 to $2,304,666 for the six months ended June 30, 2002. Depletion expense associated with evaluated oil and gas properties comprised $360,949 of the decrease. The decrease was due to a lower net evaluated cost basis for our evaluated properties and a slightly lower production volumes for the six-month period ended June 30, 2002 when compared to the same period for 2001. Depletion for oil and gas properties is calculated using the "unit of production" method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. In the third and fourth quarters of 2001, our full-cost pool exceeded the full-cost ceiling and accordingly we impaired, or wrote-down, our evaluated oil and gas properties by approximately $13.8 million. Lower natural gas and crude oil prices in the last half of 2001 contributed mainly to the lower ceiling. Depletion expense per McfE for the six months ended June 30, 2002 was $1.40 per McfE compared to $1.62 per McfE for the same period in 2001. Depreciation expense related to other assets decreased $150,582 from the same period in 2001 to $112,695 for the six months ended June 30, 2002. The decrease was related to the depreciation expense associated with the gathering assets, which is calculated on a "unit of revenue" method. The "unit of revenue" method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets. Therefore, the lower gross gathering revenues for the quarter ended June 30, 2002 resulted in lower depreciation expense for the period.

     Interest expense decreased for six months ended June 30, 2002, compared to the same period 2001, as a result of lower interest rates.

Income Taxes
     As of June 30, 2002, we had Federal net operating loss carryforwards of approximately $12,657,100, which expire in the years 2012 through 2021, and California net operating loss carryforwards of $6,564,029, which begin to expire in 2007. Utilization of the tax net operating loss carryforward may be limited in the event a 50% or more change of ownership occurs within a three-year period. Additionally, other factors may limit the tax net operating loss carryforwards.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risk related to adverse changes in oil and gas prices. Our oil and gas revenues can be significantly affected by volatile oil and gas prices. This volatility can be mitigated through the use of oil and gas derivative financial hedging instruments. Based on the average production rate for the six months ended June 30, 2002, we have approximately 64% of our future natural gas production hedged through February 2003. We have approximately 42% of our future crude oil production hedged through March 2003. We use costless collars to hedge our production (For further information, please refer to PART
I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES). The remainder of our production is not hedged and we may continue to experience wide fluctuations in oil and gas revenues as a result. We are also exposed to market risk related to adverse changes in interest rates. This volatility could be mitigated through the use of financial derivative instruments. Currently, we do not have any derivative financial instruments in place to mitigate this potential risk.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 to Consolidated Financial Statements.

Item 2.  Changes in Securities

     During the second quarter, we issued certain equity securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements provided by Section 4(2) of that act. In each case, the acquirors of the securities were sophisticated, experienced investors who were able to evaluate the risks and merits of an investment in our Company and who were able to bear the financial risks thereof. The transactions are as follows:

1. On February 6, 2002, 25,000 non-callable common stock purchase warrants were issued to an outside director with an exercise price of $5.22 and expiring in 2006.

2. On May 9, 2002, 35,000 options to purchase common stock pursuant to the 1999 Incentive and Nonstatutory Stock Option Plan were issued to three employees with an exercise price of $3.30 and expiring on May 8, 2007.

3. During the month of June, 2002 the Company received $95,000 in gross proceeds from the exercise of non-callable common stock purchase warrants with an exercise price of $2.00 per share. These common stock purchase warrants were originally issued in 1997 and had an expiration date of June 23, 2002. The remaining 16,500 outstanding common stock purchase warrants expired. The proceeds received from the exercised warrants were used for general working capital purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held at Warren Place Two, 6120 South Yale Avenue, Tulsa, Oklahoma on Saturday, June 1, 2002, at 10:00 A.M. Central Daylight Time. The matters submitted to a vote of our shareholders as well as the results of the votes cast are as follows:

     Proposal No.1: Election of directors. A summary of the votes cast is as follows:

                                          % of out-        Number    % of out-        Number     % of out-
                                          ---------        -------   ---------        -------    ---------
                            Number For    standing shares  Against   standing shares  Abstain    standing shares
                            ----------    ---------------  -------   ---------------  -------    ---------------
Steve Antry                  9,641,061          77.759%         0          0.00%      86,395           0.697%
R. Thomas Fetters            9,636,419          77.722%         0          0.00%      86,395           0.697%
Joe C. Richardson, Jr.       9,648,961          77.823%         0          0.00%      86,395           0.697%
John P. Tatum                9,648,919          77.823%         0          0.00%      86,395           0.697%
Robert C. Stone, Jr.         9,641,019          77.759%         0          0.00%      91,895           0.741%

     As a result of the voting, Steve Antry, R. Thomas Fetters, Joe C. Richardson, Jr., John P. Tatum and Robert C. Stone, Jr. were elected as the Company's directors to serve in that capacity until the Annual Shareholders Meeting in 2003.

     Proposal No. 2: Ratification of Appointment of Independent Auditors. A summary of the votes cast is as follows:

                     % of out-                             % of out-        Number          % of out-
                     ---------                             ---------        -------         ---------
Number For           standing shares    Number Against     standing shares  Abstaining      standing shares
----------           ---------------    --------------     ---------------  ----------      ---------------
9,654,371                99.685%             38,965             0.314%        42,020           0.339%

         As a result of the vote, Hein + Associates, LLP was appointed our auditors for the year 2002.

Item 5.  Other Information

     On June 21, 2002, John P. Tatum, an outside director, elected to retire and submitted his resignation to the Board of Directors. The Board of Directors met on June 25, 2002 and unanimously accepted Mr. Tatum's resignation. At the same meeting the Board elected Mr. Robert E. Davis, Jr. to fill the vacant seat.

     As the newest member to be elected to our Board of Directors, Mr. Robert E. Davis, Jr., age 51, was Executive Vice President and Chief Financial Officer of Red River Energy, LLC. He was responsible for the Company's financing and accounting activities as well as assisting in economic evaluations of potential acquisition targets. Prior to co-founding Red River, Mr. Davis served as Executive Vice President and Chief Financial Officer of Carlton Resources Corporation, an oil and gas acquisition company, from 1996 to 1998. From 1994 to 1996, Mr. Davis served as Executive Vice President and Chief Financial Officer of American Central Gas Company in Tulsa, a natural gas gathering and processing company. In 1983, Mr. Davis co-founded and served as Executive Vice President and Chief Financial Officer of Vesta Energy Company, a nationally recognized natural gas marketing company. From 1986 through 1992, he also served as President and Chief Executive Officer of Esco Energy, Inc., the holding company of Vesta Energy Co., Omega Pipeline Co. and Esco Exploration Company. During his 25 years in the oil and gas industry, Mr. Davis also served as CPA with Arthur Young & Company (now Ernst & Young LLP) in Tulsa, specializing in oil and gas taxation and accounting, a commercial loan officer at United Oklahoma Bank in Oklahoma City and manager of drilling program sales and administration with Andover Oil Company of Tulsa. Mr. Davis has a B.S. degree in finance and accounting from the University of Oklahoma. He is a licensed certified public accountant in the state of Oklahoma.

      On June 28, 2002, we filed a Registration Statement on Form S-3, File No. 333-91496 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") relating to the resale of our common stock and warrants issuable as it related to: 1.) the conversion of the outstanding preferred stock to common stock and common stock purchase warrants issued in our June 29, 2001 Series A Convertible Preferred Stock private placement, 2.) the common stock and common stock purchase warrants issued September 19, 2000 as partial consideration paid to Duke Field Services, L.L.C. ("Duke") for the purchase of a note payable and Duke's interest in our TCM coal bed methane properties, and 3.) common stock and common stock purchase warrants issued to other qualified investors in past private placements for cash or services. On July 17, 2002, the Commission declared the Registration Statement effective.

     On August 9, 2002, our Audit Committee approved certain non-audit services that will be provided by our independent auditors, Hein + Associates LLP. The nature of such services relate to tax compliance and preparation of our 2001 federal and state income tax returns. The total fees associated with this service will be approximately $10,000-15,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)
EXHIBIT NO.   DESCRIPTION
10.36       Fourth Amendment to First Amended and Restated Revolving Credit
              Agreement dated March 15, 2002 between Beta Oil & Gas, Inc. and
              Bank of Oklahoma, N.A.
10.37       Promissory Note dated March 15, 2002 between Beta Oil & Gas, Inc.
              and Bank of Oklahoma, N.A.
10.38       Revolving Credit Note dated March 15, 2002 between Beta Oil & Gas,
              Inc. and Bank of Oklahoma, N.A.
99.1        Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002
99.2        Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002

     There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                       BETA OIL & GAS, INC.

Date:  August 14, 2002                 By  /s/ Joseph L. Burnett
                                           ------------------------
                                           Joseph L. Burnett
                                           Chief Financial Officer and
                                           Principal Accounting Officer