Form 10-Q
period 2002-09-30
BETA OIL & GAS INC
filed 2002-11-15
CIK 1059324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
------------------------------------
 WASHINGTON, D.C. 20549
------------------------------------
 FORM 10-Q

   X              Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
               For the Quarter Ended September 30, 2002

or

                   Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                   For the Transition Period From ___________ to __________

Commission File Number: 000-25717

BETA OIL & GAS, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	86-0876964 (I.R.S. Employer Identification No.)

6120 S. Yale, Suite 813, Tulsa, OK                                                                74136
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

Yes    X        No ____

As of November 1, 2002, the Registrant had 12,440,057 shares of Common Stock, $.001 par value, outstanding.

INDEX

PAGE NO.

PART 1 - FINANCIAL INFORMATION
ITEM 1.	Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Condensed Consolidated Statements of Operations for the three months ending September 30, 2002 and September 30, 2001 and for the nine months ending September 30, 2002 and September 30, 2001 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4
	Condensed Consolidated Statements of Cash Flows for the nine months ending September 30, 2002 and September 30, 2001 (unaudited) . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
	Supplemental Disclosure of Noncash Investing and Financing Activities for the nine months ending September 30, 2002 and September 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
	Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . .	12
	Disclosure Regarding Forward-Looking Statements . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . .	12
	General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
	Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	13
	Plan of Operation for 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
	Comparison of Results of Operations for the three months ended September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .	20
	Comparison of Results of Operations for the nine months ended September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
	Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . .	24

ITEM 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24

PART II. - OTHER INFORMATION

ITEM 1.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	25

ITEM 5.	Other Information . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .	25

ITEM 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		26

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . .		27

PART I
ITEM 1. FINANCIAL STATEMENTS
BETA OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

Current Assets:	(Unaudited)
Cash	$ 701,448	$ 556,199
Accounts receivable
Oil and gas sales	1,577,979	1,397,532
Other	169,015	754,390
Income tax prepaid	81,573	38,503
Futures transaction hedge asset	-	114,182
Prepaid expenses	265,084	187,495

Total current assets	2,795,099	3,048,301

Oil and Gas Properties, at cost (full cost method)
Evaluated properties	65,069,111	58,708,444
Unevaluated properties	10,040,931	13,001,443
Less -- accumulated amortization of full cost pool	(28,393,511)	(25,058,725)

Net oil and gas properties	46,716,531	46,651,162

Other Operating Property and Equipment, at cost
Gas gathering system	1,506,177	1,491,516
Support equipment	221,413	221,413
Other	218,150	198,520
Less --accumulated depreciation	(568,770)	(408,430)

Net other operating property and equipment	1,376,970	1,503,019
Other Assets	284,876	1,472,570

Total Assets	$ 51,173,476	$ 52,675,052

Current Liabilities:
Current portion of long-term debt	$ 129,008	$ 57,407
Accounts payable, trade	2,015,180	2,472,203
Dividends payable	112,707	112,708
Futures transaction hedge liability	967,128	-
Other accrued liabilities	292,935	463,859

Total current liabilities	3,516,958	3,106,177

Long-Term Debt, less current portion	13,637,801	13,648,727
Commitments and contingencies (note 5)

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; 604,271 issued and outstanding at September 30, 2002 and December 31, 2001. Liquidation preference at September 30, 2002 is $5,702,097.	604	604
Common stock, $.001 par value; 50,000,000 shares authorized; 12,446,071 and 12,398,572 shares issued and 12,440,056 and 12,356,072 shares outstanding at September 30, 2002 and December 31, 2001, respectively	12,447	12,399
Additional paid-in capital	51,902,393	51,814,699
Treasury stock, at cost; 6,015 shares and 42,500 shares reacquired at September 30, 2002 and December 31, 2001, respectively	(28,153)	(198,920)
Accumulated other comprehensive income (loss)	(967,128)	114,182
Accumulated deficit	(16,901,446)	(15,822,816)

Total stockholders' equity	34,018,717	35,920,148

Total Liabilities and Stockholders' Equity	$ 51,173,476	$ 52,675,052

The accompanying notes are an integral part of these condensed consolidated financial statements

BETA OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2002	2001	2002	2001

Revenues:
Oil and gas sales	$ 2,238,435	$ 2,398,684	$ 6,932,874	$10,263,008
Field services	84,715	132,645	281,146	773,981

Total revenue	2,323,150	2,531,329	7,214,020	11,036,989

Costs and Expenses:
Lease operating expense	864,327	847,678	2,530,025	2,440,141
Field services	50,458	59,930	141,673	298,147
General and administrative	453,617	611,229	1,386,575	1,864,251
Depreciation and amortization expense	1,190,460	962,193	3,495,126	3,778,390
Full cost ceiling impairment	-	6,770,110	-	6,770,110

Total costs and expenses	2,558,862	9,251,140	7,553,399	15,151,039

Income (Loss) From Operations	(235,712)	(6,719,811)	(339,379)	(4,114,050)

Other Income (Expense):
Interest expense	(143,649)	(203,497)	(426,878)	(706,104)
Interest income	1,795	36,055	22,072	53,941

Total other income (expense)	(141,854)	(167,442)	(404,806)	(652,163)

Income (Loss) Before Tax Provision	(377,566)	(6,887,253)	(744,185)	(4,766,213)
Income Taxes Benefit	-	2,230,206	-	1,403,000

Net Income (Loss)	(377,566)	(4,657,047)	(744,185)	(3,363,213)
Preferred Dividends	(112,707)	(112,741)	(334,445)	(119,114)

Net Income (Loss) Available to Common Shareholders	$ (490,273)	$(4,769,788)	$(1,078,630)	$(3,482,327)

Basic Net Income (Loss) per Common Share	$ (.04)	$ (.39)	$ (.09)	$ (.28)

Diluted Net Income (Loss) per Common Share	$ (.04)	$ (.39)	$ (.09)	$ (.28)

Comprehensive Income (loss):
Net Income (loss)	$ (377,566)	$ (4,657,047)	$ (744,185)	$(3,363,213)
Other Comprehensive Income:
Transition adjustment related to change in accounting for derivative instruments and hedging activities (net of income taxes)	-	-	-	(953,488)
Reclassification of realized loss (gain) on qualifying cash flow hedges (net of income taxes, where applicable)	237,726	(91,800)	290,515	499,552
Unrealized gain (loss) on qualifying cash flow hedges (net of income taxes, where applicable)	(283,547)	200,690	(1,371,825)	626,435

Total Comprehensive Income (Loss)	$ (423,387)	$(4,548,157)	$(1,825,495)	$(3,190,714)

                                   The accompanying notes are an integral part of these condensed consolidated financial statements

BETA OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2002	2001

Cash Flows From Operating Activities:
Net income (loss)	$ (744,185)	$ (3,363,213)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,495,126	3,778,390
Full cost ceiling impairment	-	6,770,110
Deferred income tax	-	(1,393,225)
Loss on sale of asset	-	6,865
Change in operating assets and liabilities:
Accounts receivable	404,928	283,077
Income tax receivable	(43,070)	(115,425)
Prepaid expenses	(77,589)	(67,361)
Accounts payable, trade	(457,023)	574,431
Drilling advances	(52,354)	932,558
Income taxes payable	-	(198,650)
Other accrued expenses	(118,570)	90,956

Net cash provided by operating activities	2,407,263	7,298,513

Cash Flows From Investing Activities:
Oil and gas property expenditures	(5,841,308)	(10,742,315)
Proceeds received from sale of oil and gas properties	2,579,389	726,535
Change in other assets	1,220,225	(602,382)
Gas gathering and equipment expenditures	(34,291)	(162,443)

Net cash used in investing activities	(2,075,985)	(10,780,605)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants and options	95,000	168,857
Proceeds from premiums payable	233,637	152,680
Repayment of premiums payable	(137,753)	(96,420)
Proceeds from notes payable	-	900,000
Repayment of notes payable	(35,210)	(1,008,744)
Proceeds from preferred private placement	-	5,589,390
Offering costs for preferred private placement	(7,258)	(532,074)
Dividends paid	(334,445)	(6,407)
Acquisition of treasury stock	-	(130,155)

Net cash provided by (used in) financing activities	(186,029)	5,037,127

Net Increase (Decrease) in Cash and Cash Equivalents	145,249	1,555,035

Cash and Cash Equivalents, at beginning of period	556,199	1,536,186

Cash and Cash Equivalents, at end of period	$ 701,448	$ 3,091,221

Supplemental Disclosure of Cash Flow Information
Cash paid for:

Interest	$ 426,878	$ 706,104

Income taxes	$ 43,070	$ 304,300

Supplemental Disclosure Of Non-cash Investing And Financing Activities
Fair value of treasury stock issued for:
Oil and gas properties	$ 170,267	$ -

The accompanying notes are an integral part to these condensed consolidated financial statements

PART I -- ITEM 1 (CONTINUED)
FINANCIAL STATEMENTS
BETA OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          The accompanying condensed consolidated financial statements of Beta Oil & Gas, Inc. and subsidiaries ("Beta") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions of
                       Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2002 and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001. Management believes all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles in the United
                       States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The accompanying financial statements should be read in conjunction with the audited financial statements as contained in our
                       Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was filed
                       April 1, 2002.

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

                       With the volatility of commodity prices and the possibility of exploration expenditures resulting in no significant proved reserve additions, it is possible that future impairments of oil and gas properties could occur. The price measurement date is on the last day of the quarter or year end and is required by SEC rules.

                        During the nine-month period ended September 30, 2002, the Company sold interests in various internally generated prospects, unevaluated acreage and minority interests in non-core marginal producing properties for approximately $2,579,389 and certain drilling promotes. The prospects were ready for sale as the Company had completed the leasing activity in late 2001 and are ready for drilling. The prospects were as follows:

                        1.)     Lake Boeuf prospect, Lafourche Parish, Louisiana -- 87.5% of the Company's 100% interest was sold with the Company retaining a 12.5% working interest after casing point. The
                                 Company received cash and a drilling promote on the interest sold. This acreage is 100%
                                 unevaluated and has no proved reserves.

                        2.)     North Mexican Sweetheart prospect, Jackson County, Texas -- Approximately 90% of the
                                 Company's working interest in the acreage was sold in this deep Yegua prospect and the
                                 Company has a 12.5% working interest after payout of the initial test well. This acreage is
                                 100% unevaluated and has no proved reserves.

                        3.)     West Broussard prospect and surrounding acreage -- The Company entered into an agreement with an industry partner September 2002, whereby the partner has an option, but not an obligation, to drill one well in both the East and West units of the prospect, with the East unit well being the initial well. Upon execution of the agreement, the Company received $650,000 for consideration of certain rights and information granted to the partner. This payment represented a partial reimbursement of the Company's cost in the prospect. Under the terms of the agreement, the partner was required to make a second payment to the Company of
                                 $650,000 if the partner elected to drill the well in the East unit. Subsequent to September 30,
                                 2002, the partner made the election to drill and the Company received an additional $650,000 in November 2002. Should the partner elect to drill a well in the West unit, the Company will receive $1,300,000. The Company will retain a 9.6235% working interest, which may be proportionately reduced by up to 50% should other unit parties participate in the drilling, in the East Unit. The Company will retain its present working interest ownership in the West unit until such time, if any, that the partner exercises the option to drill. The Company currently has an 84.6235 % working interest in the West unit.

                                 Previous to this agreement, approximately 15.3765% working interest in the East and West units was sold.

                       4.)     Brookshire Dome, Waller County, Texas -- The Company reduced its working interest in its unevaluated Brookshire Dome leasehold from 40% to 25%. There are no proved reserves associated with this acreage.

                       5.)     Mid-Continent region, Oklahoma and Kansas -- Various interests were sold in several transactions during the third quarter. The interests sold were in non-core marginal producing properties. The proved reserves associated with these properties represented less than 1%
                                of the Company's total proved reserves.

Note 3          STOCKHOLDERS' EQUITY

                     Treasury Stock

                 On September 19, 2001 the Company's Board of Directors authorized a stock repurchase program for up to an aggregate of $1,000,000 of the Company's common stock over the next four months.
                      The repurchase program became effective on September 19, 2001. At December 31, 2001, the
                      Company had reacquired 42,500 shares for a total cost of $198,920 or $4.68 per share. In January
                      2002, the Company reissued 36,485 shares with a public market value of approximately $170,767 for geological and geophysical services associated with certain of its unevaluated properties. At

                        September 30, 2002, the Company held 6,015 treasury shares with a public market value of
                        $7,820.

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

                 4.     On June 24, 2002, 25,000 non-callable common stock warrants were issued to a new director with an exercise price of $2.59.

Note 4.          NET INCOME (LOSS) PER COMMON SHARE
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001

Basic
Net income (loss)	$ (377,566)	$ (4,657,047)	$ (744,185)	$ (3,363,213)
Less: Preferred dividends	(112,707)	(112,741)	(334,445)	(119,114)

Net income (loss) available to common shareholders	$ (490,273)	$ (4,769,788)	$ (1,078,630)	$ (3,482,327)

Weighted average number of common shares	12,440,056	12,388,456	12,410,510	12,370,286

Basic earnings (loss) per share	$ (.04)	$ (.39)	$ (.09)	$ (.28)

Diluted
Net income (loss) available to common shareholders	$ (490,273)	$ (4,769,788)	$ (1,078,630)	$ (3,482,327)
Add: Preferred dividends	-	-	-	-

Net income (loss) for diluted earnings (loss) per share	$ (490,273)	$ (4,769,788)	$ (1,078,630)	$ (3,482,327)

Weighted average number of Common shares	12,440,056	12,388,456	12,410,510	12,370,286
Common stock equivalent shares representing shares issuable upon exercise of stock options	Antidilutive	Antidilutive	Antidilutive	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	Antidilutive	Antidilutive	Antidilutive	Anti-dilutive
Common stock equivalent shares representing shares "as-if" conversion of preferred shares	Antidilutive	Antidilutive	Antidilutive	Anti-dilutive

Weighted average number of shares used in calculation of diluted income (loss) per share	12,440,056	12,388,456	12,410,510	12,370,286

Diluted earnings (loss) per share	$ (.04)	$ (.39)	$ (.09)	$ (.28)

Note 5.          CONTINGENCIES

                       On November 29, 2000 in the District Court of Tulsa County, State of Oklahoma, a Petition was
                       filed by ONEOK Energy Marketing and Trading Company, L.P. ("ONEOK"), plaintiffs, naming the Company and two wholly-owned subsidiaries, Red River Field Services, L.L.C. and Red River
                       Energy, L.L.C. ("Beta"), as defendants.  In the lawsuit, plaintiff alleges that Beta discontinued
                       selling gas to plaintiff in breach of a fixed price agreement and sold the gas instead to other suppliers.  Beta counterclaimed on January 24, 2001, alleging that the contract had been terminated pursuant to its terms for nonpayment by plaintiff for gas supplied prior to termination, and were seeking damages for the unpaid funds of $282,096.

                       In the quarter ended March 31, 2002, the Company settled the above claim and counterclaim with
                       ONEOK through independent mediation. It was mutually agreed to release all claims and Beta paid ONEOK $43,000 in addition to the $282,096 of funds held by ONEOK. Each party was responsible for their legal fees and costs associated with this matter of which the Company's total legal fees were approximately $85,600. Net of amounts due from joint interest owners, a non-
                       recurring charge of $205,415 was recorded to income in the year ended December 31, 2001.
                       However, the total net impact, including the impact of the non-recurring charge, was a favorable
                       $60,000 in additional net gas revenues due to the Company's counterclaim. The Company has notified all joint interest owners of the recoupment, which is approximately $200,500, and is discussing a proposed recoupment plan with certain owners. Certain owners do not agree with the proposed recoupment plan and have made a counter-proposal for settlement. The Company is currently evaluating the proposal. At September 30, 2002, the Company had not established a reserve for any potential non-collection or recoupment from the joint interest owners.

                        In September 2001, the Company participated with a 62.5% interest in the drilling of the Dore #1,
                        Live Oak Prospect located in Vermilion Parish, Louisiana. The well, which was drilled by a third-
                        party contract drilling company, was deemed non-commercial and plugged and abandoned.
                        During plugging operations, drilling fluid was discovered surfacing away from the well location indicating an integrity issue with the well bore. All regulatory agencies were notified and the
                        Company, as operator of the well, is conducting a groundwater investigation to determine the extent of groundwater contamination, if any. The cost for the investigation is estimated to be approximately $270,000 and will be covered by the Company's pollution insurance coverage. If contamination is present, groundwater remediation would be necessary. No cost estimates for such remediation have been prepared at this time.

Note 6.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

                       In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, in connection with Beta's hedging activities, the Company recorded as cumulative effect adjustments a loss of $953,488 (net of $635,488 income tax) in accumulated other comprehensive loss and a corresponding liability. Subsequent to January 1, 2001, the Company realized a loss of $499,552 (net of $333,035 income tax) in the nine-month period ended
                       September 30, 2001.

                 Natural Gas -- During the nine-month period ending September 30, 2002, the Company had entered outstanding commodity price hedging contracts as set forth below with respect to its 2001 through 2003 natural gas production. The hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days of a particular contract month. Subsequent to September 30, 2002, the Company entered into a costless collar arrangement to hedge 184,000 Mmbtus for the period March 2003 through August 2003. The collars have a floor price of $3.50 per Mmbtu and a ceiling price of $4.65 per Mmbtu

		NYMEX Contract Price per MMBtu

	Volume in	Collars
Period	MMBtus	Floor	Ceiling

Sept 01 -- Feb 02	362,000	$3.50	$3.85
March 02 -- Feb 03	1,460,000	$2.30	$2.91

                        At September 30, 2002, the outstanding contracts had a negative fair market value of $747,787 and accordingly the Company recorded a derivative liability for such amount. The fair market value is based on the NYMEX futures contract price for the outstanding contract months at
                        September 30, 2002. For the contracts settled, the Company has realized a loss of ($128,783)
                        and ($167,193) for the three and nine-month periods ended September 30, 2002, respectively.
                        These contracts are costless and no net premium is received in cash or as a favorable rate.

                   Crude Oil -- During the nine-month period ending September 30, 2002, the Company had outstanding commodity price hedging contracts as set forth below with respect to its 2001 through
                        2003 crude oil production. The hedging transactions are settled based upon the average of the reported daily settlement prices per barrel for West Texas Intermediate Light Sweet Crude Oil on the NYMEX for each trading day of a particular contract month.

		NYMEX Contract Price per Barrel

	Volume in	Collars
Period	Barrels	Floor	Ceiling

Oct 01 -- Mar 02	30,000	$25.00	$27.90
Apr 02 -- Mar 03	60,000	$20.50	$21.75
Apr 03 -- Sept 03	15,000	$24.00	$26.50

                     At September 30, 2002, the outstanding contracts had a negative fair market value of $219,341.
                     The fair market value is based on the NYMEX-West Texas Intermediate futures contract price for the outstanding contract months at September 30, 2002 and accordingly the Company recorded a derivative liability for such amount. For the contracts settled, the Company has realized a loss of ($108,943) and ($123,322) for the three and nine-month periods ended September 30, 2002, respectively. These contracts are costless and no net premium is received in cash or as a favorable rate.

Note 7.          SUBSEQUENT EVENTS

                      Effective October 21, 2002, David A. Wilkins was appointed as the Company's President and CEO and joined the Company's Board of Directors. Mr. Wilkins compensation includes an annual base salary of $160,000 and eligibility for a 2003 bonus of not less than 40% of his annual salary. In consideration for the forfeiture of his incentive common stock options (vested and unvested) with his former employer, he will receive the following: 1.) a $50,000 bonus paid upon his commencement of employment, 2.) a $250,000 bonus payable on January 2, 2003, 3.) a $150,000 bonus payable on July 1, 2003 and 4.) a $150,000 bonus payable on January 2, 2004. The bonuses require that Mr. Wilkins be employed by the Company at the respective bonus dates. Mr. Wilkins was granted an option to purchase 500,000 shares of our stock at an exercise price of $1.30 per share.
                      The Company also committed to grant to him on December 31, 2003 (if he is still employed at that time) an option to purchase 100,000 shares at a price equal to the Company's common stock closing price on The NASDAQ Stock Market on that date. These options will have a term of ten years and vest over a three-year period from the date of grant, with one third (1/3) becoming exercisable on the first anniversary of the grant, one third (1/3) becoming exercisable on the second anniversary of the grant and the remaining one third (1/3) becoming exercisable on the third anniversary of the grant.

                      Effective October 21, 2002, Robert E. Davis, Jr. was named to a non-officer position of Chairman of the Board.

                      Effective October 21, 2002, Steve A. Antry resigned as the Company's President and Chairman of the Board. In settlement of Mr. Antry's employment contract, Mr. Antry will receive a severance payment equal to $150,000, which is his annual base salary, payable in twenty-four (24) equal semi-monthly installments commencing on November 15, 2002. Additionally, the Company will pay for Mr. Antry's family health insurance coverage for twelve (12) months or until October 21,
                      2003.

                     Effective October 21, 2002 R. T. Fetters resigned as the Company's Managing Director of
                     Exploration and from his position on the Company's Board of Directors. Mr. Fetters will provide consulting services to the Company from the effective date of his resignation through December 31,
                     2002. Mr. Fetters will receive $10,416.67 per month, which is based on Mr. Fetters base salary, for the period covered by his consulting arrangement.

Part I - Continued

Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

          The following discussion is to inform you about our financial position, liquidity and capital resources as of September 30, 2002 and December 31, 2001 and the results of operations for the three and nine-month periods ended September 30, 2002 and 2001.

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

          These forward-looking statements include statements regarding:

          *     Estimates of proved reserve quantities and net present values of those reserves
          *     Reserve potential
          *     Business strategy
          *     Capital expenditures -- amount and types
          *     Expansion and growth of our business and operations
          *     Expansion and development trends of the oil and gas industry
          *     Production of oil and gas reserves
          *     Exploration prospects
          *     Wells to be drilled, and drilling results
          *     Operating results and working capital
          *     Plan of operation for 2002

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

General

          Due to global events and signs of a slowly improving economy, commodity prices have strengthened since the first quarter of 2002. However, the current natural gas storage level remains at a near-record high for this time of the year and global uncertainty remains relative to our domestic crude oil supply. We continue to be optimistic about the longer-term outlook for natural gas. However, the overall pricing environment for commodity pricing is very volatile and can be materially affected, favorably or unfavorably, by such factors, as imports/exports, weather trends, power generation and industrial demands. Future natural gas drilling activity may increase but will be dependent on long-term price stability.

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

          The following table represents the sources and uses of cash for the periods indicated.

	For the nine months ended Sept. 30,
	2002	2001

Beginning cash balance	$ 556,199	$ 1,536,186
Sources of cash:
Cash provided by operations	2,407,263	7,298,513
Cash provided by financing activities	328,637	6,278,853
Cash provided by sales of oil & gas properties and equipment	2,579,389	726,535

Total sources of cash including cash on hand	5,871,488	15,840,087
Uses of cash:
Oil and gas expenditures, net of prepaid drilling
advances	(4,655,374)	(11,507,140)
Cash used by financing activities	(514,666)	(1,241,726)

Total uses of cash	(5,170,040)	(12,748,866)

Ending cash balance	$ 701,448	$ 3,091,221

          Excluding any futures transaction hedge asset or liability for comparison purposes, our working capital was a surplus of $245,269 at September 30, 2002 compared to a surplus of $3,416,486 at September 30, 2001 and a deficit of ($172,058) at December 31, 2001. The significant decrease in our working capital and liquidity at September 30, 2002, when compared to September 30, 2001, was due to higher capital expenditures associated with our intensified drilling and lease acquisition activity principally occurring in the last half of 2001. Approximately $15.1 million was expended in our 2001 capital program and was funded from: 1.) cash flow from operations, 2.) funds received from our preferred stock private placement, and 3.) proceeds from the sale of certain evaluated and unevaluated oil and gas properties. Factors contributing to our lower working capital and liquidity position at September 30, 2002 were: 1.) lower than anticipated production rates from our gulf coast and South Texas properties, 2.) a significant cost overrun of approximately $1.0 million (net to our 32% working interest), production delay and a lower-than-expected initial production rate associated with the Rubel #1, Sara White prospect located in Galveston County, Texas, 3.) higher operating expense of approximately $130,000 associated with unplanned weather-related repairs on certain Mid-Continent properties and 4.) no significant production additions from our exploration activity to date. At September 30, 2002, we had a futures derivative liability, associated with that portion of our future production volume currently hedged, of $967,128. The futures transaction hedge liability represents the potential unrealized reduction in our future oil and gas revenue based on the current outstanding derivative contracts. The estimate is based on the NYMEX natural gas and crude oil futures prices in effect at September 30, 2002 and may vary materially from month to month.

          Our principal source of short-term liquidity is from operating cash flow. Should natural gas and crude oil prices decrease materially, our current operating cash flow would decrease and further reduce our liquidity. During the nine months ended September 30, 2002, our cash flow from operations has been supplemented by the receipt of approximately $2.6 million from the sale of certain drill-ready prospects and non-core marginal producing properties. We received approximately $1.1 million in the third quarter of 2002 from such sales. The divestment of the non-core producing properties netted approximately $317,000 and had no significant impact on our proved reserves. Subsequent to September 30, 2002, we received an additional $650,000 related to the West Broussard agreement (For further information, please refer to (PART I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 2. OIL AND GAS PROPERTIES). We will continue to evaluate those properties that have low operating margins for possible divestment. Additionally, we will continue to review and optimize operating and general and administrative expenses.

          Our borrowing base capacity under the current credit facility, which was acquired through the Red River Energy acquisition, is not a material source of capital. Historically we have not used credit facilities for a source of funds in our drilling or leasing activity. Should proved developed reserves not materially increase and/or pricing materially declines, our borrowing base may be reduced below the amount currently borrowed and outstanding under this facility. If this event occurs we would be obligated to pay down the outstanding amount to the re-determined borrowing capacity. We would rely on cash flow from operations and funds generated from the sale of unevaluated or proved undeveloped prospects to make this pay down. It is possible that we would have to sell some non-core assets as well in order to meet this obligation. In the second quarter of 2002, our borrowing base was re-determined and the current borrowing capacity is $14,500,000. Currently, a balance of $13,634,652 is outstanding against the borrowing base. The current credit agreement was extended by one year and has a maturity date of March 15, 2004. At September 30, 2002, our effective interest rate, which is LIBOR base rate plus 2.2%, was approximately 3.9%.

Long Term Liquidity and Capital Resources

          We have no material long-term commitments associated with our capital expenditure plans or operating agreements. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of capital expenditures will vary in future periods depending on the success we have with our current exploratory or development drilling activities, gas and oil price conditions and other related economic factors. The following tables show our contractual obligations and commitments as of September 30, 2002.

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long - Term Debt (1)	$ 13,766,809	$ 129,008	$ 13,637,801	$ -	$ -
Operating Leases (2)	230,176	165,592	64,584	-	-

Total cash obligations	$ 13,996,985	$ 294,600	$ 13,702,385	$ -	$ -

     (1)     $13,634,652 is related to our current credit agreement with a commercial bank.
     (2)     Represents amounts due under current operating lease agreements including the office rental agreement.

Amount of Commitment Expiration per Period

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of Credit1	$ 108,500	$ 108,500	-	-

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

Accounting Policies

     We rely on certain accounting policies in the preparation of our financial statements. Certain judgments and uncertainties affect the application of such policies. The "critical accounting policies" which we use are as follows:

                *     Use of estimates
                *     Oil and gas properties
                *     Derivative instruments and hedging activity
                *     Concentration of credit risk

     Certain accounting principles are employed in the adherence and implementation of these policies along with management judgments. We will address each policy and how certain judgments and/or uncertainties could materially impact these policies.

     Use of Estimates -- The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The estimates include oil and gas reserve quantities, which form the basis for the calculation of amortization and impairment of oil and gas properties. We emphasize that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. Actual results could materially differ from these estimates. Volatility in commodity prices also impacts reserve estimates since future revenues from production may decline significantly if there is a material decrease in natural gas and/or crude oil prices from the previous reserve estimation date, which is at each quarter or year end.

      Oil and gas properties -- We account for our oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission ("SEC"). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All production and general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserve quantities, on a country-by-country basis. The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10% per annum, net of tax considerations. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis. Unevaluated leasehold costs, including brokerage costs, are individually assessed quarterly based on the remaining term of the primary leasehold. For the remaining costs, which includes seismic and geological and geophysical, we estimate reserve potential for the unevaluated properties using comparable producing areas or wells and risk adjust that estimate by 50-75%. As mentioned previously in Use of Estimates, reserve estimations are more imprecise for new or unevaluated areas. Consequently, should certain geological conditions or factors exist, such as reservoir depletion, reservoir faulting, reservoir quality etc., but unknown to us at the time of our assessment, a materially different result could occur.

     Derivative instruments and hedging activity -- We use derivatives in a limited manner to protect against commodity price volatility. Effectively, we sell a portion of our natural gas and crude oil based on a NYMEX based price with a set floor (bottom) and ceiling (top) price or a range. Our derivatives are recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of transaction. Our derivative contracts consist of cash flow hedge transactions which hedge the variability of cash flow related to a forecasted transaction. Changes in the fair value of these derivative instruments are recorded in other comprehensive income and reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The fair value of these contracts may vary materially with the fluctuations of future natural gas and crude oil prices. However, the fluctuation in fair value will be offset by the future actual value received from the hedged volume.

     Concentration of credit risks -- Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. We operate in one segment, the oil and gas industry. A geographic concentration exists because Beta's customers are generally located within the Central United States. Financial instruments that subject us to credit risk consist principally of oil and gas sales, which are based solely on short-term purchase contracts from various customers with related accounts receivable subject to credit risk. However, we do have certain properties, such as WEHLU, that are "captive" to one purchaser due to the location of the production and lack of alternate sources of purchasers. In this particular instance, Duke Energy is the purchaser.

Effects of Transactions With Related and Certain Other Parties
     During the nine months ended September 30, 2002, the Waveland Group, a non-affiliated entity, through various partnerships, has acquired an approximate 12% working interest in our West Broussard, Lafayette Parish, Louisiana prospect, a 12.5% working interest in our Lake Boeuf, Lafourche Parish, Louisiana prospect and a 10% working interest in our unevaluated shallow Brookshire Dome prospect area in Waller County, Texas on standard industry terms for both the acreage and participation in the subsequent drilling of the prospects. We received approximately $893,200 for the acreage and promote on the future drilling of the prospects' wells.

Plan of Operation for 2002
     For the nine months ended September 30, 2002, we expended approximately $4.6 million, primarily comprised of: 1) Approximately $1.1 million related to our Jackson County drilling, seismic and leasing activity, 2.) $1.3 million expended on the Rubel #1, Sara White prospect located in Galveston County, Texas, 3.) $1.0 million in the drilling, completion and land activity associated with our Brookshire Dome project located in Waller County Texas, 4.) $.3 million on additional activity in our West Broussard prospect, 5.) $.4 million expended on the recompletion and rework of our West Cameron Block 49 production and 6.) $.4 million for drilling, remedial and rework activity in the Mid-Continent area.

     To date, we have participated in the drilling of 20 gross wells, (3.80 net wells) of which 11 gross wells (2.50 net wells) were completed successfully as producers, seven gross wells (.93 net wells) were either dry holes or temporarily abandoned and three gross wells (.37 net well) are currently being completed.

     In Jackson County, we have participated in the drilling of four gross wells (.568 net wells) in 2002. The Long Beach #1, an 18,000 foot Wilcox test well which we participated with a 2% carried interest reached the objective depth and encountered the Wilcox sand but was deemed uneconomical. The well was plugged and abandoned. Additionally, the Elk Hills #1 Wilcox test, which commenced drilling in late 2001 was evaluated for considerable time before temporarily abandoning the well in the second quarter of 2002. In April 2002, we participated with a 25% working interest in the drilling of the Yaussi #1, a Yegua test well, which was unsuccessful and plugged. In the third quarter of 2002, we participated in the drilling of the Truckstop #1, a Yegua test well located in the same fault block tested by the Elk Hills #1. Results were initially encouraging but due to drilling problems the well had to be side-tracked and redrilled. Upon the redrill, the Yeuga sand was wet and the well was temporarily plugged and abandoned. We had a 6.25% interest in the well. Total cost incurred to date for Jackson County area is approximately $1.1million.

     The Rubel #1 (Sara White Prospect) located in Galveston County, Texas and operated by Ocean Energy was successfully completed in the "S" sand in the second quarter of 2002. A production test was performed and the well flowed 2.1 Mmcf per day of natural gas and 30 barrels per day of condensate. The well commenced sales in August 2002 after a considerable delay due to right-of-way issues regarding the sales line. However, initial production has been impaired by water encroachment and has significantly reduced the production rate. Currently, the well is producing 300 gross (77 net) Mcf of natural gas per day and 6 gross (2 net) barrels of condensate per day. The operator is evaluating the possibility of plugging back the current producing zone and completing other higher zones. We have a 32% working interest in the well and currently have a total cost in the well of approximately $2.7 million, which is approximately $1.0 million net to us over the originally authorized budget.

     In the Brookshire Dome project, for nine months ended September 30, 2002 we have participated in the drilling of 13 gross wells (2.59 net wells), of which eight gross wells (1.86 net wells) were successfully completed, two gross wells (.36 net well) were dry holes and three gross wells (.37 net well) are currently in the completion stage. Our current production from the Brookshire Dome area is 75 net barrels of oil per day and 135 net Mcf of natural gas per day. We are in the process of evaluating the ultimate reserve potential and decline rate associated with the shallow wells drilled since our activity began in the last half of 2001. We have experienced steeper than expected declines with the production and will farm out our interest or selectively participate in the immediate drilling activity until our evaluation is complete.

     In the second quarter of 2002, we participated in the drilling of two gross wells (.30 net wells) in McIntosh County, Oklahoma, both of which were successful. A Wilcox development well, is currently producing approximately 275 gross Mcf (28 net Mcf) of natural gas per day. A successful Arbuckle test well, which was successfully completed in the second quarter, commenced sales early in the third quarter of 2002 and currently is producing 670 gross Mcf (95 net Mcf) of natural gas per day. Additionally, three wells in our coal bed methane project were fracture stimulated during the third quarter and we are evaluating the results.

     We estimate our capital expenditures for 2002 to be approximately $5 million versus our original forecast of $7 million. Due to the results of our various exploration projects, which were in progress at the end of 2001 and the first quarter 2002 and unplanned projects, we reduced and shifted our budget in the last half of 2002 to lower risk profile projects.

     The following events or results have occurred that changed the allocation, timing and amount of our originally forecasted second half 2002 capital expenditures:

          *     Due to the disappointing results of our lower Wilcox test wells, we will only participate in any additional lower Wilcox drilling through farmouts, selling a portion of our interest and retaining a carried interest, reversionary (back-in) arrangements or other types of cost free interests. We will continue to selectively participate in additional Yegua/Frio drilling.

          *     In Galveston County, Texas, the deep Vicksburg test well, the Northeast Hitchcock prospect, which was originally forecast to drill in the fourth quarter of 2002 has been indefinitely postponed by the operator due to the results and cost overrun related to the Rubel #1, Sara White prospect.

          *     The Detroit prospect, located in Red River and Lamar Counties, Texas has not sold at this time. We had originally scheduled drilling in the last half of 2002. This prospect will not be drilled until it is sold and will not drill until 2003.

           *     The Toko Syncline prospect located in Australia was originally forecast to drill in the first half of 2002 but the operator has not sold the remaining interests in this prospect. Should the operator be successful in placing the remaining interest, we would participate in the drilling of this prospect with a 6% carried interest.

          *     The estimated cost of the rework and recompletion on the West Cameron Block #49 properties, which were performed in the 3rd quarter of 2002, is approximately $500,000 - $600,000 net to our interest.
                  The recompletion was not projected to occur until 2003 and 2004.

          *     The drilling of the Lake Boeuf prospect located in Lafayette Parish, Louisiana which was originally scheduled to begin drilling early in the second half of 2002, is expected to drill late in 2002 or early
                  2003. The operator is working on the drilling schedule at this time.

          *     The West Broussard prospect located in Lafayette Parish, Louisiana was originally scheduled to begin drilling early in the second half of 2002. Delays in selling the remaining portion of the prospect caused the delay in drilling. At this time we anticipate a late 2002 or early 2003 date to commence drilling.

     Based on our actual results for the nine months ended 2002, we project our cash flow from operations for 2002 to be approximately $3.7 million versus our original projection of $4.8 million. Our current projection is based on an average natural gas price of $3.11 Mcf (versus our original projection of $2.37 per Mcf) and $22.64 per barrel (versus an original projection of $18.88 per barrel). Additionally, we project our average net daily production to be approximately 8.3 Mmcfe per day for 2002 versus an original estimate of 10.0 Mmcfe per day. The downward production rate revision is due to lower than forecast production rates in the first half of 2002 from our Gulf production, a steeper natural decline rate with the Brookshire Dome project, a hook up delay and a lower-than-expected initial production rate from the Rubel #1 and the delay of potential incremental production from our West Broussard and Lake Boeuf prospects which were originally scheduled to drill in the third quarter of 2002 and go on line in the fourth quarter. The drilling of these prospects may commence in the fourth quarter of 2002 but they will not contribute to our cashflow in 2002. We do anticipate that our efforts from exploitation and remedial projects associated with our Mid-Continent assets may partially offset the shortfalls previously discussed.

     For the remainder of 2002, we expect to fund our capital requirements from net cash flow from operations (after general and administrative expense) and proceeds received from the sale of certain drill-ready prospects and possibly other non-core properties. As with any projection, the timing and amounts for capital expenditures may vary. Generally, funds must be advanced within thirty days or less after our election to participate in the drilling of a well.

     Our planned capital expenditures and/or administrative expenses could exceed those amounts budgeted and could exceed our cash from all sources. While our projected cash expenditures may be as projected, cash flow from operations could be unfavorably impacted by lower than projected commodity prices and/or lower than projected production rates. Conversely, higher than projected commodity prices would favorably impact our projected cash flow from operations. Additionally, lower natural gas and crude oil prices could adversely impact our ability to sell prospects. If this happens, it may be necessary for us to raise additional funds.

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

      2.)     We may realize additional cash flow from oil and gas wells to be drilled, if found to be productive. We own working interests in wells that are currently producing and in additional wells, which are presently being completed and equipped for production. For 2002, we currently estimate that the wells will generate approximately $6.2 million of net cash flow after deducting lease operating expenses of approximately
                $3.5 million.

      3.)     We have approximately 375,725 callable common stock purchase warrants outstanding exercisable at a price of $7.50 per share. We are able to call these warrants at any time after our common stock has traded on Nasdaq at a market price equal to or exceeding $10.00 per share for 10 consecutive days which was achieved in July 2000. It is our intent to call all of these warrants at such time, if and when, the cash is needed to fund capital requirements. We will receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants net of commission to the broker of record, if any. We could realize net proceeds of approximately $2,814,500 from the exercise of all of these warrants. There is no assurance that any warrants will be exercised or that we will ever realize any proceeds from the $7.50 warrant calls. However, due to current market conditions and the current price of our stock, it is not probable that we will call these warrants in 2002. We may modify the terms of certain outstanding warrants to provide the potential for additional funds for future capital requirements.

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

     Our long-term goal is to build the Company's asset base in an aggressive but efficient manner with a strong emphasis on operations. Before we can build, we must focus on our base, which will set the foundation for our future growth. Our immediate goal is to "optimize" our existing assets both from a production and technical perspective. Our emphasis is to create shareholder value by using a strong technical team to grow the Company through development of our existing asset base as well as looking for new opportunities via acquisitions and/or drilling. Should we achieve our long-term goal and an acceptable value for our shareholders is recognized over the next two to three years, selling a portion or all of the Company is a possibility.

     These are forward looking statements that are based on assumptions, which in the future may not prove to be accurate. Although we believe that the expectations reflected in such forward looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved.

Comparison of Results of Operations

Quarter ended September 30, 2002 and Compared to Quarter ended September 30, 2001

We had a reported net loss of ($377,566) for the quarter ended September 30, 2002 compared to a net loss of ($4,657,047) for the same period ended 2001. The results of operations for the quarter ended September 30, 2001 included a $6,770,110 ($4,577,837 net of income tax) full cost ceiling impairment. There was no comparable adjustment for the quarter ended September 30, 2002. When comparing our results of operations for the three months ended September 30, 2002 to the same period ended 2001, excluding the impact of the full cost ceiling impairment, we had a reported net loss of ($377,566) compared to a net loss of ($79,210). Lower natural gas and crude oil prices and higher depletion expense primarily contributed to the increase in net loss for the period ended 2002.

The following table summarizes key items of comparison and their related increase (decrease) for the periods indicated.
In Thousands	Quarter Ended September 30

	2002	2001	$ - Increase (Decrease)	% - Increase (Decrease)

Net income (loss)	$ (377.6)	$ (4,657.0)	$ 4,279.4	92%

Oil and gas sales	2,238.4	2,398.7	(160.3)	(7)%
Field service income	84.7	132.6	(47.9)	(36)%
Lease operating expense	711.1	695.4	15.7	2%
Production tax	153.2	152.3	.9	1%
Field service expense	50.5	59.9	(9.4)	(16)%
G&A expense	453.6	611.2	(157.6)	(26)%
Depletion -- Full cost	1,142.8	890.0	252.8	28%
Depreciation -- Field service and other	47.7	72.2	(24.5)	(34)%
Full cost ceiling impairment	-	6,770.1	(6,770.1)	(100)%
Interest expense	143.6	203.5	(59.9)	(29)%
Income tax provision (benefit)	-	(2,230.2)	2,230.2	100%

Production:
Natural Gas -- Mcf	582.4	571.8	10.6	2%
Crude Oil -- Bbl	26.7	27.2	(.5)	(2)%
Natural Gas Equivalent -- McfE	742.9	735.0	7.9	1%

$ per unit:
Ave. gas price -- Mcf	$ 2.82	$ 3.00	$ (.18)	(6)%
Ave. oil price -- Bbl	22.35	25.06	(2.71)	(11)%
Ave. operating expense -- McfE	.96	.95	.01	1%
Ave. G&A -- McfE	.61	.83	(.22)	(27)%
Ave. Depl. -- Full cost -- McfE	1.54	1.21	.33	27%

     For the quarter ended September 30, 2002, oil and gas sales decreased $160,249 or 7%, from the same quarter ended 2001, to $2,238,435. The decrease resulted from lower natural gas and crude oil prices offset slightly by an increase in natural gas production. The lower commodity prices resulted in a decrease in revenue of approximately $179,957. Lower natural gas prices comprised 60% of the decrease with lower crude oil prices accounting for the remaining 40%. Our overall production volume was essentially flat for the quarter ended September 30, 2002 when compared to the same quarter ended in 2001.

     Generally, we sell our natural gas to various purchasers on an indexed-based price. These indices are generally affected by the NYMEX -- Henry Hub spot price. We use hedges on a limited basis to lessen the impact of price volatility. Hedges covered approximately 55% of our production on an equivalent Mmbtu basis for the quarter ended September 30, 2002. Based on our natural gas production for the three months ended September 30, 2002, a decline in the average natural gas price realized by Beta of $1.00 per Mcf would have resulted in an approximate $.5 million reduction in net income before income taxes. For the quarter ended September 30, 2002, the average sales price received for our natural gas was reduced by approximately $.22 per Mcf from our gas hedges and the average sales price received for our crude oil was reduced by approximately $4.07 per barrel from our crude oil hedges.

     Operating expenses, excluding production and ad valorem taxes, increased $15,714 or 2%, to $711,092 for the quarter ended September 30, 2002 compared to the same period for 2001. The slight increase was due to our increased Brookshire Dome activity, which commenced in the last half of 2001.

     General and administrative expense for the three months ended September 30, 2002 decreased approximately $157,612 or 26%, to $453,617 compared to $611,229 for the same period in 2001. The decrease was due primarily to a reduction in personnel costs, insurance expense and contract accounting services. On July 1, 2002, we moved our operational accounting function "in-house", which had been outsourced prior to this date.

     Depletion and depreciation expense increased $228,267, or 24%, from the same period in 2001 to $1,190,460 for the three months ended September 30, 2002. Higher depletion expense associated with evaluated oil and gas properties accounted for the increase. The increase was due to a reduction in the estimated remaining reserves for the Rubel #1 and certain proved undeveloped locations in the Lapeyrousse, Louisiana area. The estimated remaining reserves for the Rubel #1 were revised due to the lower-than-expected initial production rate. The Lapeyrousse proved undeveloped reserves were lowered due to a dilution of our present working interest from additional leasing activity in this area in which we elected not to participate. The total downward revision was approximately 1.8 equivalent Bcf. Depletion expense per McfE for the three months ended September 30, 2002 was $1.54 per McfE compared to $1.21 per McfE for the same period in 2001. Depreciation expense related to other assets decreased $24,592 from the same period in 2001 to $47,645 for the three months ended September 30, 2002. The decrease was related to the depreciation expense associated with the gathering assets, which is calculated on a "unit of revenue" method. The "unit of revenue" method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets. Therefore, the lower gross gathering revenues for the quarter ended September 30, 2002 resulted in lower depreciation expense for the period.

     There was no impairment expense for the quarter ended September 30, 2002. For the quarter ended September 30, 2001, an impairment write down of $6,770,110 was recorded to our full cost pool. The write down was mainly due to a significant decline in natural gas prices in the third quarter of 2001.

      Interest expense decreased for three months ended September 30, 2002, compared to the same period 2001, as a result of lower interest rates.

 Nine Months ended September 30, 2002 and Compared to Nine Months ended September 30, 2001
     We had a reported net loss of ($744,185) for the nine months ended September 30, 2002 compared to a net loss of ($3,363,213) for the same period ended 2001. The results of operations for the nine months ended September 30, 2001 included a $6,770,110 ($4,777,235 net of income tax) full cost ceiling impairment as a result of significantly lower natural gas and crude oil prices at September 30, 2002 when compared to December 31, 2000. There was no comparable adjustment for the nine months ended September 30, 2002. Excluding the full cost ceiling impairment, we had net income of $1,414,022 for the nine months ended September 30, 2001. When comparing our results of operations for the nine months ended September 30, 2002 to the same period ended 2001, excluding the impact of the full cost ceiling impairment, we had a reported net loss of ($744,185) compared to a net income of $1,414,022, respectively. Lower average natural gas and crude oil prices for the nine months ended September 30, 2002, when compared to the same period ended 2001, were the primary reasons for the net loss. Production volumes for the nine months ended September 30, 2002 and 2001 were essentially flat.

     The following table summarizes key items of comparison and their related increase (decrease) for the periods indicated.
In Thousands	Nine Months Ended Sept. 30

	2002	2001	$ - Increase (Decrease)	% - Increase (Decrease)

Net income (loss)	$ (744.2)	$ (3,482.3)	$ 2,738.1	79%

Oil and gas sales	6,932.9	10,263.0	(3,330.1)	(32%)
Field service income	281.0	774.0	(493.0)	(64%)
Lease operating expense	2,066.5	1,736.6	329.9	19%
Production tax	463.5	703.5	(240.0)	(34%)
Field service expense	141.7	298.1	(156.4)	(52%)
G&A expense	1,386.6	1,864.3	(477.7)	(26%)
Depletion -- Full cost	3,334.8	3,512.1	(177.3)	(5%)
Depreciation -- Field service and other	160.3	266.3	(106.0)	(40%)
Impairment expense	-	6,770.1	(6,770.1)	(100%)
Interest expense	426.9	706.1	(279.2)	(40%)
Income tax provision (benefit)	-	(1,403.0)	1,403.0	100%

Production:
Natural Gas -- Mcf	1,718.8	1,820.6	(101.8)	(6%)
Crude Oil -- Bbl	98.9	81.5	17.4	21%
Natural Gas Equivalent -- McfE	2,312.4	2,309.7	2.7	-

$ per unit:
Ave. gas price -- Mcf	$ 2.80	$ 4.46	$ (1.66)	(37%)
Ave. oil price -- Bbl	21.45	26.39	(4.94)	(19%)
Ave. operating expense -- McfE	.89	.75	.14	19%
Ave. G&A -- McfE	.60	.81	(.21)	(26%)
Ave. Depl. -- Full cost -- McfE	1.44	1.52	(.08)	(5%)

     For the nine months ended September 30, 2002, oil and gas sales decreased $3,330,134, or 32%, from the same nine-month period ended 2001, to $6,932,874. The decrease was a result of lower natural gas and crude oil prices for the nine months ended September 30, 2002. Lower natural gas prices comprised 85% of the decrease with lower crude oil prices accounting for the remaining 15%. Natural gas sales volumes were lower for the nine months ended September 30, 2002 compared to the same period ended 2001, primarily due to lower production in our South Texas shallow Frio wells and West Cameron Block 49 wells partially offset by new production from the T. Cenac #1 well, located in the Lapeyrouse field, Terrebonne Parish, Louisiana. The lower production was due to greater than expected decline in the South Texas wells in the last half of 2001 and water production in the West Cameron Block 49 wells, which were reworked and back on line late in the third quarter. However, our crude oil sales volumes increased for the nine-month period ended 2002 when compared to the same period ended 2001 due to new production associated with our exploration activity in the Brookshire Dome area in Waller County, Texas and the T. Cenac #1. Our increase in crude oil production offset the decrease in natural gas production for the nine month period ended September 30, 2002.

     Hedges covered approximately 50% of our production on an equivalent Mmbtu basis for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, the average sales price received for our natural gas was reduced by approximately $.10 per Mcf from our gas hedges and the average sales price received for our crude oil was reduced by approximately $1.25 per barrel from our crude oil hedges.

     Operating expenses, excluding production taxes, increased $329,868 or 19%, to $2,066,486 for the nine months ended September 30, 2002 compared to the same period for 2001. The increase was due to approximately $130,000 weather related repairs on our WEHLU property located in Oklahoma and the Peace Creek and R. E. Estey Units in Kansas. Additionally, we had an increase in operating expense of approximately $203,000 related to our Brookshire Dome, Waller County, Texas properties, in which activity commenced in the last half of 2001.

     Production taxes for the nine months ended September 30, 2002 decreased $239,984 when compared to the same period ended in 2001 due to a lower crude oil and natural gas revenues in 2002.

     General and administrative expenses for the nine months ended September 30, 2002 decreased approximately $477,676 or 26%, to $1,386,575 compared to $1,864,251 for the same period in 2001. The decrease was primarily due to lower personnel costs, including salaries from personnel reductions, outside services, legal, travel and insurance expense.

     Depletion and depreciation expense decreased $283,264, or 8%, from the same period in 2001 to $3,495,126 for the nine months ended September 30, 2002. Depletion expense associated with evaluated oil and gas properties comprised $177,297 of the decrease. The decrease was due to a lower net evaluated cost basis for our evaluated properties for the nine-month period ended September 30, 2002 when compared to the same period for 2001. Depletion for oil and gas properties is calculated using the "unit of production" method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. In the third and fourth quarters of 2001, our full cost pool exceeded the full cost ceiling and accordingly we impaired, or wrote-down, our evaluated oil and gas properties by approximately $13.8 million. Lower natural gas and crude oil prices in the last half of 2001 contributed mainly to the lower ceiling. Depletion expense per McfE for the nine months ended September 30, 2002 was $1.44 per McfE compared to $1.52 per McfE for the same period in 2001. Depreciation expense related to other assets decreased $105,967 from the same period in 2001 to $160,340 for the nine months ended September 30, 2002. The decrease was related to the depreciation expense associated with the gathering assets, which is calculated on a "unit of revenue" method. The "unit of revenue" method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets. Therefore, the lower gross gathering revenues for the nine months ended September 30, 2002 resulted in lower depreciation expense for the period.

     There was no impairment expense for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, an impairment write down of $6,770,110 was recorded to our full cost pool. The write down was mainly due to a significant decline in natural gas prices in the third quarter of 2001.

     Interest expense decreased for nine months ended September 30, 2002, compared to the same period 2001, as a result of lower interest rates.

Income Taxes
      As of September 30, 2002, we had Federal net operating loss carryforwards of approximately $12,657,100, which expire in the years 2012 through 2021, and California net operating loss carryforwards of $6,564,029, which begin to expire in 2007. Utilization of the net operating loss carryforwards may be limited in the event a 50% or more change of ownership occurs within a three-year period. Additionally, other factors may limit the net operating loss carryforwards.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risk related to adverse changes in oil and gas prices. Our oil and gas revenues can be significantly affected by volatile oil and gas prices. This volatility can be mitigated through the use of oil and gas derivative financial hedging instruments. Based on the average production rate for the nine months ended September 30, 2002, we have approximately 58% of our future natural gas production hedged through February 2003 and approximately 15% hedged for the period March 2003 through August 2003. We have approximately 44% of our future crude oil production hedged through March 2003 and approximately 22% hedged for the period April 2003 through September 2003. We use costless collars to hedge our production (For further information, please refer to PART I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES). The counterparty to our hedging agreements is a commercial bank. The remainder of our production is not hedged and we may continue to experience wide fluctuations in oil and gas revenues as a result. We are also exposed to market risk related to adverse changes in interest rates. Our outstanding debt under our current credit facility bears interest at a LIBOR based rate plus 2.20%. Volatility in the future could be mitigated through the use of financial derivative instruments. Currently, we do not have any derivative financial instruments in place to mitigate this potential risk.

Item 4. Controls and Procedures

     With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on November 5, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Company's filing of its quarterly report on Form 10-Q for the quarter ended September 30, 2002. Subsequent to November 5, 2002 through the date of this filing of Form 10-Q for the quarter ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

 PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 5 to Consolidated Financial Statements.

 Item 5.    Other Information

     Effective as of October 21, 2002, R.T. Fetters, Managing Director of Exploration and Director, submitted his resignation from his current position as an officer and director. The Board unanimously accepted his resignation. Mr. Fetters will provide consulting services for the Company through December 31, 2002 (For further discussion please refer to PART I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 7. SUBSEQUENT EVENTS).

     Effective October 21, 2002, Robert E. Davis, Jr. was appointed to non-officer position as Chairman of the Board. On the same date Steve A. Antry resigned as an officer, but not a director. (For further discussion please refer to PART I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 7. SUBSEQUENT EVENTS)..

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibit No.        DESCRIPTION

                10.38                 Agreement between Beta Oil & Gas, Inc., Penn Virginia Oil & Gas Corporation, et.al.
                                 dated September 3, 2002

                99.1                   Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                                          adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                99.2                   Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                                          adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)     Form 8-K dated October 1, 2002 and filed October 2, 2002 reported the appointment of Mr. David A. Wilkins as President and Chief Executive Officer under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                                                   BETA OIL & GAS, INC.

Date: November 14, 2002                                              By    /s/ Joseph L. Burnett
                                                                           Joseph L. Burnett
                                                                          Chief Financial Officer and
                                                                          Principal Accounting Officer

CERTIFICATIONS

I, David A. Wilkins, certify that:

1.      I have reviewed this quarterly report on form 10-Q of Beta Oil & Gas, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a.     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b.    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c.    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a.    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

              b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                                             /s/ David A. Wilkins
                                                                         David A. Wilkins
                                                                         Chief Executive Officer

CERTIFICATIONS

I, Joseph L. Burnett, certify that:

1.     I have reviewed this quarterly report on form 10-Q of Beta Oil & Gas, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a.     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b.     Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c.     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a.     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                     b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                                             /s/ Joseph L. Burnett
                                                                         Joseph L. Burnett
                                                                         Chief Financial Officer