Form 10-K/A
period 2002-12-31
BETA OIL & GAS INC
filed 2003-04-28
CIK 1059324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
(Title of Each Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The aggregate market value of such common stock held by non-affiliates was approximately $20,537,158 based on the reported closing sales price of $2.20 on the Nasdaq Market on June 28, 2002

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained within this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 14, 2003, 12,446,072 shares of the registrant’s common stock were outstanding.

This Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 is being filed to add the information required to be set forth in Part III.

PART III

Item 10.  Directors And Executive Officers Of The Registrant.

The following table sets forth the names and ages of all current directors and a nominee for election as a director, and all of our executive officers and the positions in Beta held by them:

	Age	Since	Position

Directors:

Robert E. Davis, Jr.	51	2002	Chairman of the Board, Director

David A. Wilkins	42	2002	President and Chief Executive Officer, Director

Robert C. Stone	54	2000	Director

Steve A. Antry	47	1997	Director

Cheryl R. Collarini	51	-	Nominee for Director

Executive Officers:

David A. Wilkins	42	2002	President and Chief Executive Officer, Director

Joseph L. Burnett	50	2000	Chief Financial Officer

Stephen L. Fischer	44	1999	Vice President of Capital Markets

Directors are elected to serve until the next Annual Meeting of stockholders and until their successors have been elected and qualified.  Mr. Davis, Chairman of the Board, is not an officer of the Company and is considered to an independent director.  Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of stockholders and until their successors have been elected and qualified.  The last Annual Meeting of stockholders was held on June 1, 2002. Joe C. Richardson, Jr. resigned as a director near the end of April 2003.

The business experience of each director, executive officer and key employee is summarized below.

Robert E. Davis, Jr., Chairman of the Board of Directors has served as the Company’s non-employee, non-officer Chairman since October 2002 and is an independent financial consultant.  Previously, Mr. Davis served as Executive Vice President and Chief Financial Officer of Red River Energy, Inc. from 1998 until its acquisition by Beta in 2000.  Prior to co-founding Red River, Mr. Davis served as Executive Vice President and Chief Financial Officer of Carlton Resources Corporation, an oil and gas acquisition company, from 1996 to 1998.  From 1994 to1996, he held similar positions at American Central Gas Company, a natural gas gathering and processing company, located in Tulsa, Oklahoma.  In 1983, Mr. Davis co-founded Vesta Energy Company, a nationally recognized natural gas marketing company and held various executive positions including President and Chief Executive at Esco Energy, Inc., the parent company of Vesta.  During his 25 years in the oil and gas industry, Mr. Davis also served as a CPA with Arthur Young, LLP (now Ernst & Young LLP) and as a commercial lending officer with an Oklahoma bank.  Mr. Davis has a Bachelor of Science degree in Finance and Accounting from the University of Oklahoma and is a licensed CPA with the state of Oklahoma.

David A. Wilkins, President and Chief Executive Officer, Director has served in these capacities since October 2002. Mr. Wilkins has 21 years experience in the oil and gas industry.  Previously, Mr. Wilkins served as Vintage Petroleum Inc.’s General Manager of Latin America and as President and General Manager of Vintage Oil Argentina, Inc. from 1997 to 2002.  Prior to Mr. Wilkins’ assignment in Latin America, he served in various engineering positions and ultimately served as Domestic Operations Manager for Vintage from 1993 to 1997.  He additionally served as Vice President of Operations for Esco Exploration, Inc. from 1988 to 1992.  Mr. Wilkins began his career with Pioneer Production Corporation in 1982.  Mr. Wilkins holds a Bachelor of Science Degree in Petroleum Engineering from Texas Tech University and is a Registered Engineer in the state of Oklahoma.

Robert C. Stone, Jr., Director, has served as a director since September 2000.  Currently, Mr. Stone serves as Senior Vice President/Manager of Energy Lending at Whitney National Bank in New Orleans, Louisiana and has been employed there since 2000.  Prior to this position, Mr. Stone was Manager of Energy Technical Services, Energy/Maritime Division at Hibernia National Bank from 1998 to 2000 that included evaluation responsibilities for all syndicated and direct lending E&P segment clients. Specifically, Mr. Stone concluded or approved all oil and gas collateral evaluations, and developed industry client relationships as well as pricing lending policies. From 1994 to 1998, he served as Manager of Technical Services, Energy Division, First National Bank of Commerce.  He started with First National as an engineer in 1983.  Mr. Stone began his career as an engineer working for eight years with Exxon Company, U.S.A.  He was also a Founding Governor of the City Energy Club of New Orleans and is involved with many civic organizations in New Orleans where he still resides.  Mr. Stone holds both a B.S. and M.S. in Engineering from the University of Houston.

Steve A. Antry, Director, is Beta’s founder.  Mr. Antry is a partner in Grey Goose Resources, LLC, an oil and gas exploration and production company.  Previous to Grey Goose Mr. Antry was Chairman of the Board and President of Beta from it inception, 1997 to October 2002.  In addition, Mr. Antry founded Beta Capital Group, Inc., a financial consulting firm which specialized in selecting and working with emerging oil and gas exploration companies that had production and drilling prospects strategic for rapid growth but needed capital and market support to achieve that growth.  Prior to forming Beta Capital Group, Inc., Mr. Antry was an early officer of Benton Oil & Gas Company from 1989 through 1992, ultimately becoming President of a wholly-owned subsidiary.  Before Benton, Mr. Antry was a Marketing Director for Swift Energy from 1987 through 1989.  Mr. Antry began working in the oil fields in Oklahoma in 1974.  He has served in various exploration management capacities with different companies, including Warren Drilling Company, as Vice President of Exploration and Nerco Oil and Gas, a division of Pacific Power and Light, where he served as Western Regional Land Manager.  Mr. Antry is a member of the Independent Petroleum Association of America “IPAA”, serving on the Capital Markets Committee and has B.B.A. and M.B.A. degrees from Texas Christian University.  Mr. Antry is not expected to run for re-election as a director upon expiration of his term at the annual shareholders meeting to be held in June of this year.

Cheryl R. Collarini is a nominee for director.  Mrs. Collarini is Vice President of Engineering at Explore Enterprises, L.L.C. a position she accepted in April 2003.  Prior to joining Explore Enterprises, Mrs. Collarini served as Chairman at Collarini Engineering Inc. and as President of Collarini Corp. and Collarini Energy Staffing, Inc., companies that specialize in engineering consulting and staffing needs which she co-founded and co-owns.  She has been associated with one or more of these companies since 1985.  From 1974 to 1985, Mrs. Collarini, held various engineering positions with Mobil Oil Exploration & Producing Southeast Inc. and ultimately was responsible for all reservoir engineering activities for a portion of the five-state onshore area and the Gulf of Mexico in which Mobil owned an interest.  Mrs. Collarini has authored and published articles in the petroleum engineering field.  Included in the many awards and honors Mrs. Collarini has received are the:  Society of Women Engineers Entrepreneur Award, American Petroleum Institute Meritorious Service Award, Society of Women Engineering Distinguished Service and New Engineer Awards, American Council for Career Women Achievers Award and Mayor’s Conference on Women Honoree for one of the top 25 leading women business owners and entrepreneurs in the City of New Orleans.  Mrs. Collarini is a Registered Petroleum Engineer in the state of Louisiana and a Licensed Petroleum Engineer in the state of Texas.  She currently is a member of the American Petroleum Institute, Society of Petroleum Engineers, Society of Women Engineers and Society of Petroleum Evaluation Engineers.  Mrs. Collarini received a Bachelor of Science Degree in Civil Engineering from the Massachusetts Institute of Technology and a Masters of Business Administration from the University of New Orleans.

Joseph L. Burnett, Chief Financial Officer, joined Beta in June 2000.  He comes to Beta with 26 years of oil and gas accounting experience.  Most recently, Mr. Burnett served American Central Gas Technologies, Inc. as Controller from 1994 to 2000.  Prior to working at American Central, Mr. Burnett served at Esco Energy, Inc. for approximately seven years as Vice President/Controller.  Mr. Burnett served as Treasurer and Director for Trans Atlantic Resources, Inc. from 1982 to 1987.  Mr. Burnett started his oil and gas career in 1974 at Skelly Oil (later Getty Oil) in its management trainee program.  Mr. Burnett received his Bachelor of Science in Business Administration from Oklahoma State University in 1974 and is a Certified Public Accountant.

Stephen L Fischer, Vice President of Capital Markets, joined Beta in 1997.  In addition to his position at Beta, he also held the position of Vice President of Beta Capital Group, Inc.  From April 1996 through March 1998 he was also a registered representative of Signal Securities, Inc., a registered broker-dealer.  Between 1991 and before joining Beta Capital Group, Inc. in 1996, Mr. Fischer was a Registered Representative of Peacock, Hislop, Staley & Given, an Arizona based investment-banking firm.  Since 1983, Mr. Fischer has held various positions in the financial services industry in investment banking, retail, and institutional sales, with a special emphasis on the oil and gas exploration sector.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and holders of 10% or more of Beta’s common stock to report to the Securities and Exchange Commission, by a specified date, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Beta believes that during the fiscal year ended December 31, 2002, its directors and executive officers complied with all these filing requirements, based solely on a review of copies of reports filed under Section 16(a) furnished to Beta and on the written representations of its directors and executive officers except for: (1) one delinquent initial Form 3 filing by David A. Wilkins, (2) one delinquent Form 4 filing by Robert E. Davis, Jr. pertaining to one transaction for a stock option issuance and (3) one delinquent Form 4 filing by Robert C. Stone pertaining to one transaction for a stock option issuance.

Item 11.  Executive Compensation

SUMMARY OF ANNUAL COMPENSATION

Summary Compensation Table

The following table will inform you about the compensation earned by Beta’s Executive Officers for services rendered to Beta during the fiscal years ended December 31, 2002, 2001 and 2000.

Name and Principal Position	Year	Salary	Bonus		Securities Underlying Options		All Other Compensation		Matching Contributions to Simple IRA Retirement Plan

David A. Wilkins(1)
Chief Executive Officer,
President and Director	2002	$32,205	$50,000	#	500,000	(2)	$1,062	(3)	$966

Steve A. Antry(4) Chief Executive Officer	2002	$148,690	$—	#	—		$2,541	(3)	$3,632
and Chairman of the	2001	$150,000	$27,947	#	15,000	(5)	$63,368	(6)	$4,500
Board of Directors	2000	$150,000	$28,552	#	15,000	(5)	$75,906	(6)	$4,500

R. Thomas Fetters(7)	2002	$98,958	$—	#	—		$28,160	(9)	$—
Managing Director of	2001	$125,000	$—	#	45,000	(8)	$2,912	(3)	$—
Exploration	2000	$93,876	$—	#	40,000	(8)	$15,000	(10)	$—

(1)          Effective October 21, 2002, Mr. Wilkins was appointed as the Company’s President and CEO and joined the Company’s Board of Directors.  Mr. Wilkins compensation includes an annual base salary of  $160,000.

(2)          As partial consideration for the forfeiture of Mr. Wilkins’ incentive common stock options (vested and unvested) with his former employer, Mr. Wilkins was granted an option to purchase 500,000 shares of the Company’s stock at an exercise price of $1.30 per share.  These options will have a term of ten years and vest over a three-year period from the date of grant, with one third (1/3) becoming exercisable on the first anniversary of the grant, one third (1/3) becoming exercisable on the second anniversary of the grant and the remaining one third (1/3) becoming exercisable on the third anniversary of the grant.

(3)          Represents compensation for use of Company-owned or leased vehicle.

(4)          Effective October 21, 2002, Mr. Antry resigned as the Company’s President and Chairman of the Board.  In settlement of Mr. Antry’s employment contract dated June 23, 1997, Mr. Antry received a severance payment equal to $150,000, which is his annual base salary, payable in twenty-four (24) equal semi-monthly installments commencing on November 15, 2002.

(5)          15,000 shares of common stock underlying stock options granted on December 8, 2000 are exercisable at $7.70 per share and expire on December 8, 2005; and 15,000 shares of common stock underlying stock options granted on December 24, 2001 are exercisable at $4.00 per share and expire on December 24, 2006.  These options were issued under the Company’s Amended 1999 Incentive and Nonstatutory Stock Option Plan (“Plan”) and terminate, unless exercised within three months after Mr. Antry’s resignation date of October 21, 2002, as prescribed by the Plan.  Subsequent to December 31, 2002, Mr. Antry did not exercise these options prior to the option termination date.

(6)          Represents compensation for use of Company owned or lease vehicle and moving allowance related to the corporate office move and relocation in July 2000 for Mr. Antry.

(7)          Effective October 21, 2002 Mr. Fetters resigned as the Company’s Managing Director of Exploration and from his position on the Company’s Board of Directors.   Mr. Fetter’s annual base salary was $125,000.

(8)          25,000 shares of common stock underlying stock options granted August 27, 1999 are exercisable at $6.00 per share and expire on December 31, 2004, 15,000 shares of common stock underlying stock options granted on December 8,

2000 are exercisable at $7.70 per share and expire on December 8, 2005 and 5,000 shares of common stock underlying stock options granted December 24, 2001 are exercisable at $4.00 per share and expire on December 24, 2006.  These options were issued under the Company’s Amended 1999 Incentive and Nonstatutory Stock Option Plan (the “Plan”) and terminate, unless exercised within three months after Mr. Fetters’ resignation date of October 21, 2002, as prescribed by the Plan.  Subsequent to December 31, 2002, Mr. Fetters did not exercise these options prior to the option termination date.

(9)          Represents compensation for the use of Company leased vehicle and consulting services after Mr. Fetter’s resignation.  Mr. Fetters provided consulting services to the Company from the effective date of his resignation through December 31, 2002.  Mr. Fetters received $10,416.67 per month, which is based on Mr. Fetters base salary, for the period covered by his consulting arrangement.  The total amount received by Mr. Fetters from this arrangement was $25,160.

(10) Represents moving allowance for Mr. Fetters.

Stock Options

We use stock options as part of the overall compensation of Directors, officers and employees.  In the following table, we show certain information with respect to stock options granted in 2002 to the named executive officers.

Option Grants in 2002

	Individual Grants(1)
	Number of securities underlying	Percent of total options granted to employees in	Exercise or base price	Expiration	Potential realizable value at assumed annual rates of stock price appreciation for option term
Name	Options#	2002(2)	($/Sh)	date	5% ($)(3)	10% ($)(3)
David A. Wilkins	500,000	78%	$1.30	10/01/2012	$179,595	$396,825

(1)                All options were granted on October 1, 2002 at an exercise price equal to the closing market price of the common stock on that date.  The options will have a term of ten years and vest over a three-year period from the date of grant, with one third (1/3) becoming exercisable on the first anniversary of the grant, one third (1/3) becoming exercisable on the second anniversary of the grant and the remaining one third (1/3) becoming exercisable on the third anniversary of the grant.

(2)                Based on a total of 635,000 options being granted to certain employees during fiscal 2002.

(3)                Caution is recommended in interpreting the financial significance of these figures.  The figures are calculated by multiplying the number of options granted times the difference between a future hypothetical stock price and the option exercise price and are shown pursuant to rules of the Securities and Exchange Commission.  These amounts are calculated based on the indicated annual rates of appreciation and annual compounding from the date of grant to the end of the option term.  Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions.  There is no assurance that the amounts reflected in this table will be achieved.

The following table shows certain information with respect to stock options exercised in 2002 by Beta’s executive officers, if any, and the value of their unexercised stock options at December 31, 2002.

Aggregated Option Exercises in 2002 and Fiscal Year End Option Values

Name	Shares acquired on exercise	Value Realized	Number of securities underlying unexercised options at fiscal year end (#) Exercisable/ Unexercisable			Value of unexercised in the-money options at the fiscal year end ($)(1) Exercisable/ Unexercisable

David A. Wilkins(2)	None	None	0	/	500,000	$ 0 / $ 0
Steve Antry(3)	None	None	80,000	/	0	$ 0 / $ 0
R. Thomas Fetters(3)	None	None	45,000	/	0	$ 0 / $ 0

(1)                The value of in-the-money options is equal to the fair market value of a share of common stock at fiscal year end ($.86 per share), based on the last sale price of Beta’s common stock, less the exercise price.

(2)                As more fully described in the Summary Compensation Table, Mr. Wilkins was granted 500,000 common stock options.

(3)                As more fully described in the Summary Compensation Table, stock options issued to Messrs. Antry and Fetters under the Plan terminate three months from the termination date of employment.  Mr. Antry had 55,000 stock options and Mr. Fetters had 45,000 stock options issued under the Plan.

Directors’ Compensation

Beta’s Bylaws state that non-employee Directors of Beta shall not receive any stated salary for their services, but, by resolution of the Board of Directors, a fixed sum and expense of attendance, if any, may be allowed for attendance at each regular and special meeting of the Board of Directors.  (All Beta directors receive actual expense reimbursements, and Beta currently pays $1,500 in fees per outside director per each board and committee meeting.)  In 2002, the aggregate of the directors’ fees to all outside directors was $30,000.  Beta maintains directors and officers liability insurance.

Employment Contracts and Termination of Employment

Effective October 21, 2002, Steve A. Antry resigned as the Company’s President and Chairman of the Board.  In settlement of Mr. Antry’s employment contract dated June 23, 1997, Mr. Antry received a severance payment equal to $150,000, which is his annual base salary, payable in twenty-four (24) equal semi-monthly installments commencing on November 15, 2002.  Additionally, the Company will pay for Mr. Antry’s family health insurance coverage for 12 months or until October 21, 2003.  Mr. Antry’s contract provided for an annual salary of $150,000 and an annual car allowance of up to $12,000.

Effective October 21, 2002, David A. Wilkins was appointed as the Company’s President and CEO and joined the Company’s Board of Directors.  Mr. Wilkins compensation includes an annual base salary of  $160,000 and eligibility for 2003 incentive compensation equal to, and not less than, 40% of his annual salary.  In consideration for the forfeiture of his incentive common stock options (vested and unvested) with his former employer, he received a $50,000 bonus paid upon his commencement of employment and a $250,000 bonus paid on January 2, 2003.  He will also receive a $150,000 bonus payable on July 1, 2003 and a $150,000 bonus payable on January 2, 2004 if he is still employed on those dates.    Mr. Wilkins was granted an option to purchase 500,000 shares of our stock at an exercise price of $1.30 per share.  The Company also committed to grant to him on December 31, 2003 (if he is still employed at that time) an option to purchase 100,000 shares at a price equal to the Company’s common stock closing price on The Nasdaq Stock Market on that date. These options will have a term of ten years and vest over a three-year period from the date of grant, with one third becoming exercisable on the first anniversary of the grant, one third becoming exercisable on the second anniversary of the grant and the remaining one third becoming exercisable on the third anniversary of the grant.

Effective October 21, 2002 R. Thomas Fetters resigned as the Company’s Managing Director of Exploration and from his position on the Company’s Board of Directors.   Mr. Fetters provided consulting services to the Company from the effective date of his resignation through December 31, 2002.  Mr. Fetters received $10,416.67 per month, which is based on Mr. Fetters base salary, for the period covered by his consulting arrangement.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The following tables reflect, as of April 24, 2003, the beneficial ownership of shares of Beta’s common stock held by each person who is a director or officer of Beta, all persons who are executive officers and directors of Beta as a group and each person who beneficially owns more than 5% of the outstanding shares of the common stock, and as to the percentage of outstanding shares held.

STOCK OWNED BY OUR DIRECTORS AND EXECUTIVE OFFICERS

Name of Beneficial Owner	Shares Beneficially Owned(1)	Shares Issuable Upon the Exercise of Stock Warrants and Options	Percent of Class(2)

Robert E. Davis, Jr(3)	250,000	64,583	2.52%

Steve A. Antry Lisa Antry, Jointly(4)	1,256,000	25,000	10.28%

Robert C. Stone(5)	5,000	75,000	*

David A. Wilkins	—	—	*

Stephen L. Fischer(6)	336,000	70,000	3.25%

Joseph L. Burnett(7)	1,000	155,000	1.24%

All officers, key persons and directors as a group (6 persons)	1,848,000	389,583	17.39%

(1)          Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment power.  Securities not outstanding, but included in the beneficial ownership of each such person are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing percentage of the class owned by any other person.  The total number includes shares issued and outstanding as of April 24, 2003, plus shares which the owner shown above has the right to acquire within 60 days after April 24, 2003.

(2)          For purposes of calculating the percent of the class outstanding held by each owner shown above with a right to acquire additional shares, the total number of shares excludes the shares which all other persons have the right to acquire within 60 days after April 24, 2003, pursuant to the exercise of outstanding stock options

(3)          This includes 64,583 shares of common stock underlying stock options.

(4)           Mr. Steve Antry and Mrs. Lisa Antry, husband and wife, own 1,256,000 shares as community property.  This also includes 25,000 shares of common stock underlying stock warrants. .

(5)           This includes 75,000 shares underlying common stock options.

(6)           This includes 25,000 shares of common stock underlying stock warrants and 45,000 shares of common stock underlying stock options.

(7)           This includes 100,000 shares of common stock underlying purchase warrants and 55,000 shares of common stock underlying stock options.

STOCKHOLDERS WHO OWN AT LEAST 5% OF OUR COMMON STOCK

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership(1)	Percent of Class

Rolf N. Hufnagel(2) 6120 S. Yale, Suite 300 Tulsa, OK 74136	821,400	6.60%

(1)                 Beneficial ownership is based on the Schedule 13G most recently filed by the stockholder or other information provided to us.  Beneficial ownership may under certain circumstances include both voting power and investment power.  Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.

(2)                 Mr. Hufnagel joined Beta as a director on June 6, 2000 and resigned his directorship on October 16, 2000.  He is the former Red River President and received his shares in connection with the Merger that was consummated on August 30, 2000.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	530,000	$6.27	170,000

Equity compensation plans not approved by security holders	—	—	—

Total	530,000	$6.27	170,000

Item 13.  Certain Relationships And Related Transactions

Mr. Robert E. Davis, Jr., director, has overriding royalty interests in certain of our oil and gas properties that were acquired from Red River Energy, LLC (Red River) in September 2000.  Mr.Davis, former Executive Vice President and Chief Financial Officer of Red River, received the overriding royalty interests as part of his compensation while employed at Red River.  Mr. Davis received $20,839 in 2002 from the overriding royalty interests.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of April 2003.

BETA OIL & GAS, INC.

Date: April 28, 2003	By:	/s/ David A. Wilkins
David A. Wilkins
Chief Executive Officer and President

CERTIFICATIONS

I, David A. Wilkins, certify that:

1.               I have reviewed the annual report on Form 10-K as amended by this Form 10-K/A, of Beta Oil & Gas, Inc.

2.               Based on my knowledge, the annual report as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report as amended;

3.               Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report as amended, is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report as amended, (the “Evaluation Date”); and

c.               Presented in the annual report as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in the annual report as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ David A. Wilkins
David A. Wilkins Chief Executive Officer and President

CERTIFICATIONS

I, Joseph L. Burnett, certify that:

1.               I have reviewed the annual report on Form 10-K as amended by this Form 10-K/A, of Beta Oil & Gas, Inc.

2.               Based on my knowledge, the annual report as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report as amended;

3.               Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report as amended, is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report as amended, (the “Evaluation Date”); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in the annual report as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ Joseph L. Burnett
Joseph L. Burnett Chief Financial Officer