Form 10-Q
period 2003-06-30
BETA OIL & GAS INC
filed 2003-08-13
CIK 1059324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number:  000-25717

BETA OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	86-0876964 (I.R.S. Employer Identification No.)

6120 S. Yale, Suite 813, Tulsa, OK (Address of principal executive offices)	74136 (Zip Code)

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

Yes  ☒       No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes  ☐       No  ☒

As of August 1, 2003, the Registrant had 12,429,307 shares of Common Stock, $.001 par value, outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

BETA OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2003	DECEMBER 31, 2002
	(Unaudited)
Current Assets:
Cash	$2,095,344	$927,313
Accounts receivable
Oil and gas sales	1,666,798	1,676,935
Other	180,583	149,243
Income tax prepaid	65,850	52,115
Prepaid expenses	285,589	187,818
Total current assets	4,294,164	2,993,424

Oil and Gas Properties, at cost (full cost method)
Evaluated properties	72,567,909	70,907,441
Unevaluated properties	3,963,274	4,582,605
Less – accumulated amortization of full cost pool	(37,444,430)	(35,133,445)
Net oil and gas properties	39,086,753	40,356,601

Other Operating Property and Equipment, at cost
Gas gathering system	1,507,677	1,507,177
Support equipment	221,413	221,413
Other	249,681	215,302
Less – accumulated depreciation	(727,248)	(616,865)
Net other operating property and equipment	1,251,523	1,327,027

Other Assets	63,738	76,208
Total Assets	$44,696,178	$44,753,260

Current Liabilities:
Notes payable	$91,546	$70,831
Accounts payable, trade	797,303	1,909,226
Dividends payable	111,482	112,707
Futures transaction hedge liability	95,617	702,417
Other accrued liabilities	304,404	275,290
Total current liabilities	1,400,352	3,070,471

Long-Term Debt, less current portion (note 6)	13,634,652	13,634,652
Asset retirement obligation (note 3)	900,062	—
Commitments and contingencies (note 7)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized; 604,272 issued and outstanding at June 30, 2003 and December 31, 2002. Liquidation preference at June 30, 2003 is $5,700,872.	604	604
Common stock, $.001 par value; 50,000,000 shares authorized; 12,446,072 shares issued at June 30, 2003 and December 31, 2002, 12,429,307 and 12,440,057 shares outstanding at June 30, 2003 and December 31, 2002, respectively	12,447	12,447
Additional paid-in capital	52,083,214	51,917,235
Treasury stock, at cost; 16,765 shares and 6,015 shares reacquired at June 30, 2003 and December 31, 2002, respectively	(36,408)	(28,153)
Accumulated other comprehensive loss	(95,617)	(702,417)
Accumulated deficit	(23,203,128)	(23,151,579)
Total stockholders’ equity	28,761,112	28,048,137
Total Liabilities and Stockholders’ Equity	$44,696,178	$44,753,260

The accompanying notes are an integral part of these condensed consolidated financial statements

BETA OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	for the three months ended June 30,		for the six months ended June 30,
	2003	2002	2003	2002

Revenues:
Oil and gas sales	$2,881,699	$2,434,926	$5,775,046	$4,694,439
Field services	160,996	112,692	368,884	196,431
Total revenue	3,042,695	2,547,618	6,143,930	4,890,870

Costs and expenses:
Lease operating expense	722,458	926,915	1,506,276	1,665,698
Field services	41,431	49,892	93,268	91,215
General and administrative	677,603	457,614	1,491,414	932,958
Depreciation and amortization expense	1,279,970	1,149,056	2,615,038	2,304,666
Total costs and expenses	2,721,462	2,583,477	5,705,996	4,994,537

Income (loss) from operations	321,233	(35,859)	437,934	(103,667)
Other income (expense):
Interest expense	(135,746)	(142,618)	(271,741)	(283,229)
Interest income	1,483	18,089	2,356	20,277
Total other expense	(134,263)	(124,529)	(269,385)	(262,952)

Income (loss) before income tax	186,970	(160,388)	168,549	(366,619)

Income tax provision	—	—	—	—
Income (loss) before cumulative effect of a change in accountng principle	186,970	(160,388)	168,549	(366,619)
Cumulative effect on prior years from adoption of fasb statement no. 143, accounting for asset retirement obligation (note 3)	—	—	1,640	—
Net income (loss)	186,970	(160,388)	170,189	(366,619)
Preferred dividends	(111,482)	(111,482)	(221,738)	(221,738)

Net income (loss) applicable to common shareholders	$75,488	$(271,870)	$(51,549)	$(588,357)

Basic net income (loss) per common share	$.006	$(.022)	$(.004)	$(.047)

Diluted net income (loss) per common share	$.006	$(.022)	$(.004)	$(.047)

Comprehensive income (loss):
Net income (loss)	$186,970	$(160,388)	$170,189	$(366,619)
Other comprehensive income:
Reclassification of realized loss on qualifying cash flow hedges	205,046	250,036	1,236,055	52,789
Unrealized loss on qualifying cash flow hedges	(88,973)	(103,232)	(629,255)	(1,088,278)

Total Comprehensive Income (Loss)	$303,043	$(13,584)	$776,989	$(1,402,108)

The accompanying notes are an integral part of these condensed consolidated financial statements

BETA OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net income (loss) before cumulative effect of change in accounting principle	$168,549	$(366,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,615,038	2,304,666
Compensation expense from stock options	165,979	—
Change in operating assets and liabilities:
Accounts receivable	(21,203)	(55,601)
Prepaid income tax and receivable	(13,735)	560
Prepaid expenses	(97,771)	(12,988)
Accounts payable, trade	(1,111,923)	152,345
Other accrued expenses	29,114	(239,106)
Accretion of asset retirement obligation	27,406	—
Asset retirement obligation incurred	(40,904)	—
Net cash provided by operating activities	1,720,550	1,783,257

Cash Flows From Investing Activities:
Oil and gas property expenditures	(852,749)	(4,525,080)
Proceeds received from sale of oil and gas properties	533,142	1,425,467
Change in other assets	12,471	1,407,863
Gas gathering and other equipment expenditures	(34,879)	(26,458)
Net cash used in investing activities	(342,015)	(1,718,208)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants and options	—	95,000
Proceeds from premiums payable	94,721	107,999
Repayment of premiums payable	(67,124)	(62,805)
Repayment of notes payable	(6,882)	(6,301)
Offering costs	—	13,782
Dividends paid	(222,964)	(222,964)
Acquisition of treasury stock	(8,255)	—
Net cash used in financing activities	(210,504)	(75,289)

Net Increase (Decrease) in Cash and Cash Equivalents	1,168,031	(10,240)

Cash and Cash Equivalents, at beginning of period	927,313	556,199

Cash and Cash Equivalents, at end of period	$2,095,344	$545,959

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$287,057	$237,283
Income taxes	$20,500	$41,341

Supplemental Disclosure Of Non-cash Investing And Financing Activities
Fair value of treasury stock issued for:
Oil and gas properties	$—	$170,767

The accompanying notes are an integral part to these condensed consolidated financial statements

CONDENSED FINANCIAL STATEMENTS

BETA OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                                The accompanying condensed consolidated financial statements of Beta Oil & Gas, Inc. and subsidiaries (“Beta”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2003 and 2002.  Management believes all such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.  Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The December 31, 2002 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States.  The accompanying financial statements should be read in conjunction with the audited financial statements as contained in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2002 that were filed March 31, 2003 and April 28, 2003, respectively.

Note 2.                                  OIL AND GAS PROPERTIES:

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.  Amortization of evaluated oil and gas properties is computed on the unit of production method based on all proved reserves on a country-by-country basis.  Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.  The net capitalized costs of evaluated oil and gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues, based on current economic and operating conditions, discounted at 10%.  Unproved or unevaluated properties, including any related capitalized interest costs, are not amortized, but are assessed for impairment either individually or on an aggregated basis at a minimum on an annual basis.  Unevaluated leasehold costs, including brokerage costs, are individually assessed quarterly based on the remaining term of the primary leasehold.

With the volatility of commodity prices and the possibility of exploration expenditures resulting in no significant proved reserve additions, it is possible that future impairments of oil and gas properties could occur.  The price measurement date is on the last day of the quarter or year-end as required by SEC rules.

Note 3.                                  ASSET RETIREMENT OBLIGATION

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”).  The Company was required to adopt this new standard beginning January 1, 2003.    SFAS No. 143 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded, as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.  Upon adoption, the Company recorded an asset retirement obligation of $913,560 to reflect the Company’s legal obligations related to future plugging and abandonment of its wells.  The Company estimated the expected cash flow associated with the obligation and discounted the amount using a credit-adjusted, risk-free interest rate of 6%.  The transition adjustment resulting from the adoption of SFAS No. 143, and reported as a cumulative effect of a change in accounting principle, was an increase to income of $1,640.  At January 1, 2003, the Company recorded an asset retirement obligation of $913,560.

Subsequent to the implementation of SFAS No. 143, the Company recorded the following activity related to the liability for the six months ended June 30, 2003:

Initial liability for asset retirement obligations as of January 1, 2003	$913,560
Obligations fulfilled during the six months ended June 30, 2003	(40,904)
Accretion expense	27,406

Liability for asset retirement obligation as June 30, 2003	$900,062

Note 4                                     STOCKHOLDERS’ EQUITY:

Options

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123) and related interpretations in accounting for its employee and director stock options and will apply the fair value based method of accounting to such options.  Under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to SFAS No. 123, certain transitional alternatives are available for a voluntary change to the fair value based method of accounting for stock-based employee compensation if adopted in a fiscal year beginning before December 16, 2003.  The Company used the prospective method which applies prospectively the fair value recognition method to all employee and director awards granted, modified or settled after the beginning of the fiscal year in which the fair value based method of accounting for stock-based compensation is adopted.

For the three and six months ended June 30, 2003, the Company recognized compensation expense of $163,250 and $165,979, respectively, associated with its stock option grants.  The total number of options granted during the six months ended June 30, 2003 was 474,583, as described more fully below.

During the six months ended June 30, 2003, the Company issued 135,000 non-qualified stock options to attract certain new employees during the quarter ended June 30, 2003.  These options will equally vest over a three-year period beginning in 2004.  The options have exercise prices ranging from $.85 to $.93 per share and will expire in 2013.

Additionally during this period, the Company issued 239,583 qualified common stock options to its directors for services rendered to the Company.  These options, granted under the Company’s incentive stock option plan, vested immediately and will expire in 2013.  The exercise prices, which were at least 110% of the Company’s common stock price on the date of grant, range from $1.00 to $1.59 per share.

The Company also issued 100,000 qualified common stock options to a Company officer, which will vest ratably over a three-year period beginning in 2004.  The options have an exercise price of $1.00, which was in excess of the Company’s common stock price of $.87 per share at the grant date, and will expire in 2009.

An outside director returned 75,000 qualified common stock to the Company for cancellation.  The options were fully vested and had exercise prices of $10.00 per share (50,000 options) and $5.22 per share (25,000 options).

At June 30, 2003, the Company had one stock-based employee compensation plan.  Prior to January 1, 2003, the Company accounted for that plan and any other option or warrant issuances to employees and directors under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in the net loss for the three and six months ended June 30, 2002, as all options or warrants granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  As previously stated, on January 1, 2003 the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted, modified or settled after January 1, 2003.  Therefore, the cost related to stock-based compensation included in the determination of income for the three and six month periods ended June 30, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.  Awards vest over periods ranging from one to three years.  The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss) applicable to common shareholders as reported	$75,488	$(271,870)	$(51,549)	$(588,357)
Add: Stock-based compensation expense included in reported net loss	163,251	—	165,979	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(202,734)	(85,923)	(247,822)	(157,001)

Pro forma net income (loss) applicable to common shareholders	$36,005	$(357,793)	$(133,392)	$(745,358)

Income (loss) per share:
Basic – as reported	$.006	$(.022)	$(.004)	$(.047)
Basic – pro forma	$.003	$(.029)	$(.011)	$(.060)

Diluted – as reported	$.006	$(.022)	$(.004)	$(.047)
Diluted – pro forma	$.003	$(.029)	$(.011)	$(.060)

On June 20, 2003, at the Annual Shareholder Meeting the shareholders approved a proposal for the amendment to the Company’s 1999 Amended and Restated Incentive and Nonstatutory Stock Option Plan to increase the maximum number of shares of common stock that may be issued under the plan to 1,450,000 from 700,000, or an increase of 750,000 shares.

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

During the six-month period ended June 30, 2003, the Company purchased 10,750 shares for $8,255, or an average of $.77 per share.  At June 30, 2003, the Company held 16,765 treasury shares with a market value of $22,297, or an average of $1.33 per share.

Note 5.                                  NET INCOME (LOSS) PER COMMON SHARE:

	FOR THE THREE MONTHS ENDED FOR JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Basic:
Net income (loss)	$186,970	$(160,388)	$170,189	$(366,619)
Less: Preferred dividends	(111,482)	(111,482)	(221,738)	(221,738)
Net income (loss) applicable to common shareholders	$75,488	$(271,870)	$(51,549)	$(588,357)

Weighted average number of common shares	12,429,322	12,393,236	12,433,791	12,395,492
Basic earnings (loss) per share	$.006	$(.022)	$(.004)	$(.047)

Diluted:
Net income (loss) applicable to common shareholders	$75,488	$(271,870)	$(51,549)	$(588,357)
Add: Preferred dividends	—	—	—	—
Net income (loss) for diluted earnings (loss) per share	$75,488	$(271,870)	$(51,549)	$(588,357)

Weighted average number of common shares	12,429,322	12,393,236	12,433,791	12,395,492
Common stock equivalent shares representing shares issuable upon exercise of stock options	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Weighted average number of shares used in calculation of diluted income (loss) per share	12,429,322	12,393,236	12,433,791	12,395,492
Diluted earnings (loss) per share	$.006	$(.022)	$(.004)	$(.047)

The following common stock equivalents were not included in the computation for diluted loss per share because their effects were antidilutive.

Common Stock Equivalents:	2003	2002

Options	1,309,583	559,500
Warrants	1,889,000	2,105,667
“As-if” conversion of preferred stock	604,272	604,272
	3,802,855	3,269,439

Note 6.                                  LONG-TERM DEBT

During the three months ended June 30, 2003, the Company’s revolving credit agreement was re-determined and its maturity extended to April 1, 2005.  The $25,000,000 credit facility has a current borrowing base of $14,500,000, which is subject to an automatic monthly reduction of $88,000 commencing July 31, 2003.  At June 30, 2003, the outstanding amount against the borrowing base was $13,634,652, which is collateralized by the Company’s oil and gas properties. At June 30, 2003, the effective interest rate, which is a LIBOR base rate plus 2.2%, was 3.5%.

Note 7.                                  CONTINGENCIES

In September 2001, the Company participated with a 62.5% interest in the drilling of the Dore #1, Live Oak Prospect located in Vermilion Parish, Louisiana.  The well, which was drilled by a third-party contract drilling company, was deemed non-commercial and plugged and abandoned.  During plugging operations, drilling fluid was discovered surfacing away from the well location indicating an integrity issue with the well bore.  All regulatory agencies were notified and the Company, as operator of the well, engaged a third party to investigate and determine the extent of groundwater contamination, if any.  During the quarter ended June 30, 2003,  results of the third-party findings indicated no groundwater contamination and it was recommended to the proper regulatory agencies that no further assessment be required.  The cost for the investigation was approximately $381,000 and was covered by the Company’s pollution insurance.

Note 8.                                  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Natural Gas – During the six months ended June 30, 2003, the Company settled certain outstanding commodity price hedging contracts, as set forth below, which covered a portion of its natural gas production during this period.  The hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for either the last three trading days or the last trading day of a particular contract month.  The Company uses a combination of collar and swap arrangements to hedge its natural gas production.  The collar arrangements are costless and no net premium is received in cash or as a favorable rate.

Contracts Settled		NYMEX Contract Price per MMBtu
	Volume in	Collars		Swaps
Period	MMBtus	Floor	Ceiling	Strike Price

Jan 03 – Feb 03	236,000	$2.30	$2.91	—
Mar 03 – Jun 03	122,000	$3.50	$4.65	—
Mar 03 – Jun 03	122,000	—	—	$4.255

For the contracts settled during the three and six months ended June 30, 2003, the Company had realized losses of ($185,107) and ($1,034,332), respectively.  The impact of the natural gas hedges reduced the Company’s average natural gas price received for the three and six months ended June 30, 2003 by $.39 per Mcf and $1.11 per Mcf, respectively.  Based on the actual natural gas production for the six months ended June 30, 2003, approximately 48% of the Company’s natural gas production was hedged for this period.

At June 30, 2003, the outstanding hedge contracts, as set forth below, had a negative fair market value of $58,789 and accordingly the Company recorded a derivative liability for such amount.  The fair market value is based on the NYMEX futures contract price for the outstanding contract months at June 30, 2003.  Based on the average daily natural gas production for the six months ended June 30, 2003, approximately 36% of the Company’s production is hedged for the periods shown below in the table.

Contracts Outstanding		NYMEX Contract Price per MMBtu
	Volume in	Collars		Swaps
Period	MMBtus	Floor	Ceiling	Strike Price

Jul 03 – Aug 03	61,000	$3.50	$4.65	—
Jul 03 – Aug 03	61,000	—	—	$4.255

Crude Oil – During the six months ended June 30, 2003, the Company settled certain outstanding commodity price hedging contracts, as set forth below, which covered a portion of its 2003 crude oil production.  The hedging transactions are settled based upon the average of the reported daily settlement prices per barrel for West Texas Intermediate Light Sweet Crude Oil on the NYMEX for each trading day of a particular contract month.  The Company uses collar arrangements to hedge its crude oil production.  The collar arrangements are costless and no net premium is received in cash or as a favorable rate.

		NYMEX Contract Price per Barrel
	Volume in	Collars
Period	Barrels	Floor	Ceiling

Jan 03 – Mar 03	15,000	$20.50	$21.75
Apr 03 – Jun 03	7,500	$24.00	$26.25

For the contracts settled during the three and six months ended June 30, 2003, the Company had realized losses of ($19,939) and ($201,723), respectively.  The impact of the crude oil hedges reduced the Company’s average crude oil price received for the three and six months ended June 30, 2003 by $.71 per Bbl and $3.51per Bbl, respectively.  Based on the actual crude oil production for the six months ended June 30, 2003, approximately 39% of the Company’s crude oil production was hedged for this period.

At June 30, 2003, the outstanding hedge contracts, as set forth below, had a negative fair market value of $36,828, and accordingly, the Company recorded a derivative liability for such amount.  The fair market value is based on the NYMEX futures contract price for the outstanding contract months at June 30, 2003.  Based on the average daily crude oil production for the six months ended June 30, 2003, approximately 26% of the Company’s production is hedged for the periods shown below in the table.

Contracts Outstanding		NYMEX Contract Price per Barrel
	Volume in	Collars
Period	Barrels	Floor	Ceiling

Jul 03 – Sept 03	7,500	$24.00	$26.25

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is to inform you about our financial position, liquidity and capital resources as of June 30, 2003 and December 31, 2002 and the results of operations for the three and six month periods ended June 30, 2003 and 2002.

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

The following table represents the sources and uses of cash for the periods indicated.

	For the six months ended June 30,
	2003	2002
Beginning cash balance	$927,313	$556,199
Sources of cash:
Cash provided by operations	1,720,549	1,783,257
Cash provided by sales of oil & gas properties and equipment	533,142	1,425,467
Cash provided by financing activities	94,721	216,781
Cash provided by change in other assets	12,471	—
Total sources of cash including cash on hand	3,288,196	3,981,704
Uses of cash:
Oil and gas expenditures, net of prepaid drilling advances	(852,748)	(3,117,217)
Other asset expenditures	(34,879)	(26,458)
Cash used in financing activities	(305,225)	(292,070)
Total uses of cash	(1,192,852)	(3,435,745)
Ending cash balance	$2,095,344	$545,939

Our working capital was a surplus of $2,893,812 at June 30, 2003 compared to a deficit of ($993,365) at June 30, 2002 and a deficit of ($77,047) at December 31, 2002.  The significant increase in our working capital and liquidity at June 30, 2003, as compared to June 30, 2002, was due to lower oil and gas capital expenditures and an increase in cash flow from operations due to a higher natural gas and crude oil price environment, lower operating expense partially offset by an increase in general and administrative expense.  At June 30, 2003, we had a futures derivative liability, associated with that portion of our future production volume currently hedged, of $95,617 compared to futures derivative liabilities at June 30, 2002 and December 31, 2002 of $921,307 and $95,617.  The futures transaction hedge liability represents the potential unrealized reduction in our future oil and gas revenue based on the current outstanding derivative contracts.  The estimate is based on the NYMEX natural gas and crude oil futures prices in effect at June 30, 2003 and may vary materially from month to month.

Our principal source of short-term liquidity is from internally generated cash flow.  With a higher level of capital expenditures expected for the last six months of 2003, our growth in liquidity and working capital may not continue at the rate experienced for the six months ended June 30, 2003.   Should natural gas and crude oil prices decrease materially, our current operating cash flow would decrease and our liquidity and working capital growth would be negatively impacted.

Our borrowing base capacity under the current credit facility, which was acquired through the Red River Energy acquisition, is not a material source of capital.  Historically we have not used credit facilities for a source of funds in our drilling or leasing activity.  Should proved developed reserves not materially increase and/or commodity prices materially decline, our borrowing base may be reduced below the amount currently borrowed and outstanding under this facility.  If this event occurs we would be obligated to pay down the outstanding amount to the re-determined borrowing capacity. We would rely on cash flow from operations and funds generated from the sale of unevaluated or proved undeveloped prospects to make this pay down. It is possible that we would have to sell some non-core assets as well in order to meet this obligation.  The current credit agreement, which was re-determined and extended during the quarter ended June 30, 2003, has a maturity date of April 1, 2005 and a current borrowing capacity of $14,500,000 subject to an automatic monthly reduction of $88,000 commencing July 31, 2003.  At June 30, 2003, a balance of $13,634,652 was outstanding against the borrowing base and the effective interest rate, which is a LIBOR base rate plus 2.2%, was 3.5%.  We anticipate reducing our current outstanding balance by approximately 6%, or $800,000, by the end of 2003.

Long Term Liquidity and Capital Resources

At June 30, 2003, we had no material long-term commitments associated with our capital expenditure plans or operating agreements.  Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant.  The level of capital expenditures will vary in future periods depending on the success we have with our drilling and acquisition activities in future periods, gas and oil price conditions and other related economic factors.  The following tables show our contractual obligations and commitments.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long – Term Debt (1)	$13,726,198	$91,546	$13,634,652	$—	$—
Operating Leases (2)	103,669	87,399	16,270	—	—

Total cash obligations	$13,829,867	$178,945	$13,650,922	$—	$—

(1)        $13,634,652 is related to our current credit agreement with a commercial bank.

(2)        Represents amounts due under current operating lease agreements including the office rental agreement.

Other Commercial Commitments	Amount of Commitment Expiration per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$108,500	$108,500	—	—	—

We currently have no sources of liquidity or financing that are provided by off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

Critical Accounting Policies and Estimates

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  GAAP is a comprehensive set of accounting and disclosure rules and requirements, the application of which requires our managements’ judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets or liabilities, if any, at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  Note 1. to our 2002 audited consolidated financial statements included in the 2002 Annual and Form 10-K contain a comprehensive summary of our significant accounting policies.  The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP:

Use of Estimates - The preparation of the our consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The estimates include oil and gas reserve quantities, which form the basis for the calculation of amortization and impairment of oil and gas properties.  We emphasize that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. Actual results could materially differ from these estimates. Volatility in commodity prices also impacts reserve estimates since future revenues from production may decline significantly if there is a material decrease in natural gas and/or crude oil prices from the previous reserve estimation date, which is at each quarter end.

Oil and gas properties - We account for our oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”).  Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.  Amortization of evaluated oil and gas properties is computed on the unit-of-production method based on all proved reserve quantities, on a country-by-country basis.  The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.  Unevaluated leasehold costs, including brokerage costs, are individually assessed quarterly based on the remaining primary term of the leasehold.  For the six months ended June 30, 2003 unevaluated leasehold costs of $417,380 were transferred to U.S. evaluated costs, or the full cost pool.  For the remaining costs, which include seismic and geological and geophysical, we estimate reserve potential for the unevaluated properties using comparable producing areas or wells and risk adjust that estimate by 50-75%.  As mentioned previously in Use of Estimates, reserve estimations are more imprecise for new or unevaluated areas.  Consequently, should certain geological conditions or factors exist, such as reservoir depletion, reservoir faulting, reservoir quality etc., but unknown to us at the time of our assessment, a materially different result could occur.

Derivative instruments and hedging activity – We use derivatives in a limited manner to protect against commodity price volatility.  Effectively, we sell a portion of our natural gas and crude oil based on a NYMEX based price with a set floor (bottom) and ceiling (top) price or a range.  Our derivatives are recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of transaction.  Our derivative contracts consist of cash flow hedge transactions, which hedge the possible variability of cash flow related to a forecasted transaction.  Changes in the fair value of these derivative instruments are recorded in other comprehensive income and reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.  The fair value of these contracts may vary materially with the fluctuations of natural gas and crude oil prices.  However, the fluctuation in fair value will be offset by the actual value received from the hedged volume.

Estimates of future dismantlement, restoration and abandonment costs – On January 1, 2003  the Company was required to adopt  SFAS No. 143.  Calculation of  the accrued future abandonment costs requires development of an estimated abandonment cost  for each well based on type of production facility, reservoir characteristics, depth of the reservoir, market demand for equipment and currently available procedures.  Because these costs typically extend many years into the future, accurately forecasting  these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology, the political and regulatory environment, proper discount rate and timing of abandonment.  For more information, please refer to PART I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 3. ASSET RETIREMENT OBLIGATION.

Concentration of credit risks - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted.  Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  We operate in one segment, the oil and gas industry.  A geographic concentration exists because Beta’s customers are generally located within the Central United States.  Financial instruments that subject us to credit risk consist principally of oil and gas sales, which are based solely on short-term purchase contracts from various customers with related accounts receivable subject to credit risk.  However, we do have certain properties, such as West Edmond Hunton Lime Unit, that are “captive” to one natural gas purchaser due to the location of the production and lack of alternate sources of purchasers.  In this particular instance, Duke Energy is the natural gas purchaser.

Plan of Operation for 2003

For the six months ended June 30, 2003, we had capital expenditures of approximately $771,300, which related to the following projects:

•      $480,000 for the acquisition of additional working interest in certain non-operated properties in which we had existing interests.  Subsequent to the purchase of the additional  working interest, we sold the acquired interests for $530,000.

•      $160,000 expended on the drilling and completion of the M.A. Failla No. 1, Broussard Field, Lafayette Parish, Louisiana, which was tested in the first quarter of 2003 and is anticipated to commence sales in the 3rd quarter of 2003.  Currently, construction and installation of the production facilities and sales pipeline are underway and we anticipate first sales of natural gas to commence by late third quarter 2003.  The original anticipated sales date of July 1, 2003 was delayed due to pipeline right-of-way issues concerning the pipeline hook-up for the well.  We have a 4.8% working interest in the well, increasing to approximately 10% working interest after well payout.

•      $125,000 expended for drilling, completion and workovers  in the Brookshire Dome area, Waller County, Texas.

For the last half of 2003, we anticipate incurring an additional $3.8 million in capital expenditures for a revised total 2003 capital budget of approximately $4.1 million (excluding the purchase of working interests in certain non-operated properties which were subsequently sold), which is an increase of $1.1 million from our previous 2003 estimate of $3.0 million.  The increase is due to our election to participate in a 13-well drilling program in South Central Kansas in the last half of 2003, which is discussed further below.  Funding for our capital program will be provided from internally generated cash flow.  The project areas and estimated expenditures for the remainder of the year are as follows:

• Mid-Continent
• WEHLU, Edmond, OK - drilling and workovers	$1.2 million
• South Central Kansas - seismic, land and drilling	1.4 million
• McIntosh County, Oklahoma - land and drilling	0.3 million
• Coalbed methane, Tulsa County, Oklahoma – workovers	0.1 million
• Other	0.2 million
• Texas
• Brookshire Dome, Waller County, TX - drilling	0.1 million
• Gulf Coast
• Failla #1, W. Broussard, Lafayette Parrish, LA - completion/facilities	0.2 million
• Lapeyrouse Field, Terrebone Parrish, LA - drilling	0.3 million

Total	$3.8 million

Subsequent to June 30, 2003, we committed to a 13-well drilling program located within a six-county area in the Mississippian subcrop belt of South Central Kansas, which covers approximately 13,500 gross acres.  We will participate in the program with a 35% working interest.  All of the prospects are at depths of approximately 5,000 feet with 11 of the 13 prospects classified as infill-development wells and the remaining two prospects classified as new field exploratory wells.  Eleven of these prospects possess primarily gas potential while the other 2 prospects have oil potential.  Drilling is anticipated to commence during the 3rd quarter of 2003, with the objective to have the majority, if not all, of the prospects drilled by the end of 2003.  The operator is a third party industry partner that is a well-known and established operator in the area.

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

Our planned capital expenditures and/or administrative expenses could exceed those amounts budgeted and could exceed our cash from all sources.  While planned expenditures may occur as projected, cash flow from operations could be unfavorably impacted by lower-than-projected commodity prices and/or lower than projected production

rates.  Conversely, higher-than-projected commodity prices would favorably impact our projected cash flow from operations.   If our expected cash flow is less than projected it may be necessary to raise additional funds.   Possible additional sources of cash could be provided from the following:

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

Should our future projected capital expenditures be reduced due to lower sources of cash flow or higher cash requirements for reduction of our credit facility, our potential growth rate from our exploitation and exploration activities could be materially impacted.  An alternative action to maintain our growth potential would be the acquisition of existing reserves with the use of debt and equity instruments.

Our long-term goal is to grow the Company by accumulating oil and gas reserves through exploitation of our existing assets, acquisitions and/or exploratory drilling.  In the event we cannot raise additional capital, or market conditions are unfavorable for reserve accumulation, we may have to slow or alter our long-term goal accordingly.  Should we achieve our long-term goal and an acceptable value for our shareholders is recognized over the next two to three years, selling a portion or all of the Company is a possibility.

These are forward looking statements that are based on assumptions, which in the future may not prove to be accurate.  Although we believe that the expectations reflected in such forward looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved.

Comparison of Results of Operations

Quarter ended June 30, 2003 and Compared to Quarter ended June 30, 2002

We had a net income of $186,970 for the quarter ended June 30, 2003 compared to a net loss of ($160,388) for the same period ended 2002.  A significantly higher natural gas and crude oil price environment was the primary reason for the increase.  The increase was partially offset by a decrease in our oil and gas production during the second quarter of this year when compared to same period for last year.

The following table summarizes key items of comparison and their related increase (decrease) for the periods indicated.

	Quarter Ended June 30,		$-Increase	% - Increase
In Thousands	2003	2002	(Decrease)	(Decrease)

Net income (loss)	$187.0	$(160.4)	$347.4	(217)%

Oil and gas sales	2,881.7	2,434.9	446.8	18%
Field service income	161.0	112.7	48.3	43%
Lease operating expense	542.3	750.0	(207.7)	(28)%
Production tax	180.2	176.9	3.3	2%
Field service expense	41.4	49.9	(8.5)	(17)%
G&A expense	677.6	457.6	220.0	48%
Depletion – Full cost	1,223.8	1,089.2	134.6	12%
Depreciation – Field service and other	56.1	59.9	(3.8)	(6)%
Interest expense	135.7	142.6	(6.9)	(5)%

Production:
Natural Gas – MMcf	471.0	561.6	(90.6)	(16)%
Crude Oil – MBbl	28.2	32.3	(4.1)	(13)%
Natural Gas Equivalent – MMcfe	640.0	755.5	(115.5)	(15)%

$ per unit:
Ave. gas price – Mcf	$4.53	$3.08	$1.45	47%
Ave. oil price – Bbl	26.49	21.83	4.66	21%
Ave. operating expense – Mcfe	.85	.99	(.15)	(15)%
Ave. production tax expense – Mcfe	.28	.23	.05	20%
Ave. G&A – Mcfe	1.06	.61	.45	75%
Ave. Depl. – Full cost – Mcfe	1.91	1.44	.47	33%

For the quarter ended June 30, 2003, oil and gas sales increased $446,773 or 18%, from the same quarter ended 2002, to $2,881,699.  The increase for the quarter was a direct result of higher natural gas and crude oil prices.  Lower levels of natural gas in underground storage in the quarter contributed significantly to the higher natural gas prices.  Lower national storage levels and supply uncertainty due to global events favorably impacted crude oil prices.  The higher commodity prices resulted in an increase in oil and gas revenues of $816,515, with higher natural gas prices comprising 84% of the increase.  However, lower natural gas and crude oil production for the quarter ended June 30, 2003, as compared to the same quarter in 2002, partially offset this increase.  Our natural gas and crude oil production was 15% lower, on an Mcf equivalent basis when compared to the same quarter in 2002.  The lower natural gas and crude oil production was primarily due to natural production decline associated with our South Texas, Brookshire and Lapeyrouse properties offset partially by higher production in the West Cameron Blocks 39 and 49 offshore Louisiana and West Edmond Hunton Lime Unit (“WEHLU”) in Oklahoma.  The overall lower production volumes resulted in lower oil and gas revenues of $369,742, with natural gas comprising 75% of the decrease.

Generally, we sell our natural gas to various purchasers on an indexed-based price.  These indices are generally affected by the NYMEX – Henry Hub spot price.  We use hedges on a limited basis to lessen the impact of price volatility.  Hedges covered approximately 33% of our production on an equivalent MMBtu basis for the quarter ended June 30, 2003.  For the quarter ended June 30, 2003, the average sales price received for our natural gas was reduced by approximately $.39 per Mcf from our natural gas hedges and the average sales price received for our crude oil was reduced by approximately $.71 per Bbl from our crude oil hedges.  For further discussion please refer to PART I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

Operating expenses, excluding production taxes, decreased $207,736 or 28%, to $542,263 for the quarter ended June 30, 2003 compared to the same period for 2002.  The decrease was primarily due to lower operating expense associated with the Brookshire Dome area and the 2002 divestment of certain low margin non-core properties.

Production tax expense increased $3,279, or 2%, for the quarter ended June 30, 2003 as compared to the same quarter ended in 2002, due to higher natural gas and crude oil prices.  Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense for the three months ended June 30, 2003 increased $219,989 or 48%, to $677,603 compared to $457,614 for the same period in 2002.  The increase was due primarily to the associated compensation expense of $163,250 associated with the 2003 issuances of stock options to employees and directors as prescribed under SFAS 123, which we adopted at January 1, 2003, higher legal fees and lower general and administrative expense reimbursements from non-operating parties with interests in our operated properties.  Additionally, 2002 legal fees included a $21,000 reimbursement adjustment due to a favorable settlement of a contract dispute in 2002.  There was no comparable adjustment in the same period ended 2003.

Depletion and depreciation expense increased $130,914, or 11%, from the same period in 2002 to $1,279,970 for the three months ended June 30, 2003.  Depletion associated with evaluated oil and gas properties accounted for the total increase.  Depletion for oil and gas properties is calculated using the “Unit of Production” method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  Due primarily to a decrease in our December 31, 2002 proved reserves related to our West Broussard prospect, our per Mcfe depletion rate for the three months ended June 30, 2003 was $1.91 compared to $1.44 for the same period in 2002.  For the three months ended June 30, 2003, depreciation expense related to other assets decreased slightly from the same period in 2002 to $56,142.  Depreciation expense for other assets includes depreciation associated with the gathering assets, which is calculated on a “unit of revenue” method.  The “unit of revenue” method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets.

Interest expense decreased for the three months ended June 30, 2003, compared to the same period 2002, as a result of lower interest rates partially offset by $13,703 of accretion expense associated with our asset retirement obligation for which there was no comparable expense in 2002.

Six Months ended June 30, 2003 and Compared to Six Months ended June 30, 2002

We had a net income of $170,189 for the six months ended June 30, 2003 compared to a net loss of ($366,619) for the same period ended 2002.  A significantly higher natural gas and crude oil price environment was the primary reason for the increase.  The increase was partially offset by a decrease in our oil and gas production during the first six months of this year when compared to same period for last year.

The following table summarizes key items of comparison and their related increase (decrease) for the periods indicated.

	Six Months Ended June 30,		$ - Increase	% - Increase
In Thousands	2003	2002	(Decrease)	(Decrease)

Net income (loss)	$170.2	$(366.6)	$536.8	(146)%

Oil and gas sales	5,775.0	4,694.4	1,080.6	23%
Field service income	368.9	196.4	172.5	88%
Lease operating expense	1,109.1	1,355.4	(246.3)	(18)%
Production tax	397.2	310.3	86.9	28%
Field service expense	93.3	91.2	2.1	2%
G&A expense	1,491.4	933.0	558.4	60%
Depletion – Full cost	2,504.7	2,192.0	312.7	14%
Depreciation – Field service and other	110.4	112.7	(2.3)	(2)%
Interest expense	271.7	283.2	(11.5)	(4)%

Production:
Natural Gas – MMcf	925.6	1,136.4	(210.8)	(19)%
Crude Oil – MBbl	57.4	72.2	(14.8)	(20)%
Natural Gas Equivalent – MMcfe	1,270.0	1,569.5	(299.5)	(19)%

$ per unit:
Ave. gas price – Mcf	$4.62	$2.79	$1.83	66%
Ave. oil price – Bbl	26.10	21.12	4.98	24%
Ave. operating expense – Mcfe	.87	.86	.01	1%
Ave. production tax expense – Mcfe	.31	.20	.12	58%
Ave. G&A – Mcfe	1.17	.59	.58	98%
Ave. Depl. – Full cost – Mcfe	1.97	1.40	.58	41%

For the six months ended June 30, 2003, oil and gas sales increased $1,080,607, or 23%, from the same period in 2002, to $5,775,046.  The increase for the six months was a direct result of higher natural gas and crude oil prices.  Lower levels of natural gas in underground storage and normal to above-normal winter demand in the first quarter contributed significantly to the higher natural gas prices.  Lower national inventory levels and supply uncertainty due to global events favorably impacted crude oil prices.  The higher commodity prices resulted in an increase in oil and gas revenues of $1,980,803, with higher natural gas prices comprising 86% of the increase.  However, lower natural gas and crude oil production for the six months ended June 30, 2003, as compared to the same quarter in 2002, partially offset this increase.  Our natural gas and crude oil production was 19% lower, on an Mcf equivalent basis when compared to the same period in 2002.  The lower natural gas and crude oil production is primarily due to natural production decline associated with our South Texas, Brookshire, Lapeyrouse and coalbed methane properties.  Lower production volumes resulted in lower oil and gas sales of $900,196, with natural gas production volume comprising 65% of the decrease and crude oil production comprising the remaining 35% of the decrease.

Generally, we sell our natural gas to various purchasers on an indexed-based price.  These indices are generally affected by the NYMEX – Henry Hub spot price.  We use hedges on a limited basis to lessen the impact of price volatility.  Hedges covered approximately 45% of our production on an equivalent MMBtu basis for the six months ended June 30, 2003.  For the six months ended June 30, 2003, the average sales price received for our natural gas was reduced by approximately $1.11 per Mcf from our natural gas hedges and the average sales price received for our crude oil was reduced by approximately $3.51 per Bbl from our crude oil hedges.  For further discussion please refer to PART I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

Operating expenses, excluding production taxes, decreased $246,287, or 18%, to $1,109,108 for the six months ended June 30, 2003 compared to the same period for 2002.  The decrease was primarily due to lower operating expense associated with the Brookshire Dome area and the 2002 divestment of certain low margin non-core properties.

Production tax expense increased $86,865, or 28%, for the six months ended June 30, 2003 as compared to the same period ended in 2002, due to higher natural gas and crude oil prices.  Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense for the six months ended June 30, 2003 increased $558,456 or 60%, to $1,491,414 compared to $932,958 for the same period in 2002.  The increase was due primarily to the following items:

Description	2003 increase over 2002
Bonus related to 2002 executive hiring	$250,000
Compensation expense from stock options	165,979
Legal expense	52,376
Lower reimbursement from non-operating parties with interest in our operated wells	66,748

Total	$535,073

The $250,000 bonus relating to the hiring of a new executive in late 2002 was earned and paid in the first quarter 2003.  Compensation expense from stock options is the expense related to the issuance of common stock options issued to employees and directors during the six months ended June 30, 2003.  On January 1, 2003, we adopted SFAS 123 (for further discussion, please refer to PART I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 4. STOCKHOLDERS’ EQUITY) and now recognize compensation expense based on the fair value of the stock options granted.  Legal expense was higher for the six months ended 2003 due to increased activity related to additional filing reviews.  Additionally, for the same period ended in 2002, legal expense included a $21,000 reimbursement adjustment related to favorable settlement of a contract dispute.  There was no comparable transaction in 2003.

Depletion and depreciation expense increased $310,372, or 12%, from the same period in 2002 to $2,615,038 for the six months ended June 30, 2003.  Depletion associated with evaluated oil and gas properties comprised the total increase.  Depletion for oil and gas properties is calculated using the “Unit of Production” method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  Due primarily to a decrease in our December 31, 2002 proved reserves related to our West Broussard prospect, our per Mcfe depletion rate for the six months ended June 30, 2003 was $1.97 compared to $1.40 for the same period in 2002.  Depreciation expense for other assets includes depreciation associated with the gathering assets, which is calculated on a “unit of revenue” method.  The “unit of revenue” method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets.  There was not a significant difference in this expense for the periods ended June 30, 2003 and 2002.

Interest expense decreased for the six months ended June 30, 2003, compared to the same period 2002, as a result of lower interest rates partially offset by $27,406 of accretion expense associated with our asset retirement obligation. There was no comparable expense in 2002.

Income Taxes

As of June 30, 2003, we had Federal net operating loss carryforwards of approximately $20,771,000, which expire in the years 2012 through 2022.  Utilization of the net operating loss carryforwards may be limited in the event a 50% or more change of ownership occurs within a three-year period.  Additionally, other factors may limit the net operating loss carryforwards.  Based on past results and current forecasts, we have established a valuation allowance to reduce net deferred taxes to zero.  There was no tax expense for the periods presented since the net operating loss carryforward offset net income for the three months ended June 30, 2003.  There was no change in deferred taxes during the periods presented and we had no net deferred taxes at June 30, 2003.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to adverse changes in oil and gas prices.  Our oil and gas revenues can be significantly affected by volatile oil and gas prices.  This volatility can be mitigated through the use of oil and gas derivative financial hedging instruments.  Based on the average production rate for the six months ended June 30, 2003, we have approximately 36% of our future natural gas production hedged through August 2003 and 26% of our future crude oil production hedged through September 2003 (For further information, please refer to PART I. FINANCIAL INFORMATION, Item 1. Financial Statements, Note 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES).  The counterparty to our hedging agreements is a commercial bank.  The remainder of our production is not hedged and we may continue to experience wide fluctuations in oil and gas revenues as a result.  We are also exposed to market risk related to adverse changes in interest rates.  Our outstanding debt under our current credit facility bears interest at a LIBOR based rate plus 2.20%.  Volatility in the future could be mitigated through the use of financial derivative instruments.  Currently, we do not have any derivative financial instruments in place to mitigate this potential risk.

Item 4.  Controls and Procedures

Based on their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities

In April 2003, options to purchase a total of 164,583 shares of our common stock were issued to two outside directors and a officer with an exercise price of $1.00 per share.  The outside directors’ options, which covered a total of 64,583 shares, vested immediately and expire in April 2013 and the officer’s options, which covered a total of 100,000 shares, will vest ratably over a three-year period beginning in April 2004 and expire in 2009.  Additionally, an outside director returned options to purchase 75,000 shares of our common stock for cancellation.  The options were fully vested and had exercise prices of $10.00 per share (50,000 options) and $5.22 per share (25,000 options).

In June 2003, options to purchase a total of 175,000 shares of our common stock were issued to four outside directors with exercise prices ranging from $1.43 to $1.53.  The options vested immediately and expire in June 2013.

The directors and officer who were granted the options are sophisticated investors with meaningful access to all material information regarding the Company, its business and operations and its outstanding common stock.  Those directors and officer acquired the options, and will acquire the underlying shares upon exercise, for investment purposes only and not with a view to the distribution thereof.  Thus, the grants of the options were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held at Warren Place Two, 6120 South Yale Avenue, Tulsa, Oklahoma on Friday, June 20, 2003, at 2:30 P.M. Central Daylight Time.

On June 13, 2003, Steve A. Antry, then a Beta director who was not standing for re-election, and Rolf N. Hufnagel, filed a Schedule 13D with the Securities and Exchange Commission reporting their current ownership and stating their intent to nominate one or two persons from the floor for election as directors and to vote against the proposed amendments to Beta’s employee stock option plan (which would increase the number of shares subject to the plan) and articles of incorporation (to eliminate cumulative voting for directors in the future).  Mr. Antry indicated in the Schedule 13D that he intended to solicit a limited number of proxies from other stockholders.  Prior to the meeting, an agreement was entered into by Messrs. Antry and Hufnagel with Robert E. Davis, Jr. and David A. Wilkins, who were the proxies named by the Company’s board for the meeting, along with Robert C. Stone, Jr., a director who was standing for election, relating to the manner in which the parties would vote their shares and certain other actions to be taken in connection with the proposals being presented at the meeting.

Elected at the meeting were Robert E. Davis, Jr., Robert C. Stone, Jr., and David A. Wilkins, who are continuing directors and David A. Melman, who was nominated from the floor by Mr. Antry.  Mr. Melman is Chairman and Chief Executive Officer of XCL Ltd, an oil and gas company with interests in the People’s Republic of China.

Other actions taken at the meeting include:

•      Approval of the amendment of the Company’s 1999 Stock Option Plan to increase the maximum number of shares of common stock that may be issued under the plan by 750,000 shares.

•      Ratification of the appointment of Ernst & Young LLP, Certified Public Accountants, as independent auditors for 2003.

The proposed amendment to the articles of incorporation that would have eliminated cumulative voting for directors was removed from the ballot in accordance with the agreement.

A summary of the votes cast at the 2003 Annual Meeting is as follows:

Proposal No.1:  Election of directors.

Director Nominees	Votes for	% of Out– standing Shares	Votes Withheld	% of Out– standing Shares
Robert E. Davis, Jr.	9,052,241	69.369%	110,768	0.849%
David A. Wilkins	9,044,041	69.306%	118,768	0.910%
Robert C. Stone, Jr.	9,220,034	70.658%	122,768	0.941%
Cheryl R. Collarini	—	—	—	—
David A. Melman	9,212,816	70.600%	—	0.00%

As a result of the vote, Robert E. Davis, Jr., David A. Wilkins, Robert C. Stone, Jr. and David A. Melman were elected as the Company’s directors to serve in that capacity until the Annual Shareholders Meeting in 2004.

Proposal No. 2:  Approval of Amendment to Articles of Incorporation to eliminate cumulative voting was withdrawn for consideration at the meeting.

Proposal No. 3:  Approval of Amendment to Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan to increase the number of common shares that may be issued under the plan by 750,000.

Votes For	% of Votes Present and Entitled to Vote	Votes Against	% of Votes Present and Entitled to Vote	Votes Abstaining	% of Votes Present and Entitled to Vote	Broker Non-votes
4,626,213	90.036%	416,616	8.108%	95,375	1.856%	4,232,380

Total number of votes represented and entitled to vote was 5,138,204.

The approval required an affirmative vote of 2,512,415.  As a result, the amendment was approved.

Proposal No. 4:  Ratification of Appointment of Independent Auditors.

	Votes For	% of Votes Present and Entitled to Vote	Votes Against	% of Votes Present and Entitled to Vote	Votes Abstaining	% of Votes Present and Entitled to Vote
Ernst & Young, LLP	9,162,841	97.783%	121,825	1.300%	85,918	0.917%

Total number of votes represented and entitled to vote was 9,370,584.

As a result of the vote, Ernst & Young LLP was appointed our auditors for the year 2002.

Item 5.  Other Information

On June 20, 2003, subsequent to the stockholders meeting, there was a board of directors meeting at which the board took action to expand the number of directors to five and then appointed Rolf N. Hufnagel as the fifth director, to serve until the 2004 annual meeting of stockholders.  Mr. Hufnagel is the principal owner, President and CEO of Crimson Resources, LLC, an independent oil and gas company, and formerly served for a brief period on our board during 2000 following the acquisition of Red River Energy, Inc., of which Mr. Hufnagel was one of the principal owners.

Mr. Melman was also appointed to serve on the Audit Committee.

Item 6.  Exhibits and Reports on Form 8-K

(a)   The following documents are included as exhibits to this Form 10-Q

3.01	Amended and Restated Bylaws of the Registrant, dated June 20, 2003.
10.42	Fifth Amendment to First Amended and Restated Revolving Credit Agreement dated June 30, 2003 between Beta Oil & Gas, Inc. and Bank of Oklahoma, N.A.
10.43	Promissory Note dated June 30, 2003 between Beta Oil & Gas, Inc. and Bank of Oklahoma, N.A.
10.44

Second Amendment to Second Amended and Supplemental Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment dated June 30, 2003 from Beta Operating Company, L.L.C. to Michael M. Coats, Trustee and Bank of Oklahoma, N.A.

10.45	Amendment One to Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Report by the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Periodic Report by the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

Form 8-K dated May 6, 2003, which was filed on May 8, 2003, to report under Item 4. the change in certifying accountants to Ernst & Young, LLP effective June 20, 2003.

Form 8-K dated May 14, 2003, which was filed on May 16, 2003, to report under Item 9. the Company’s press release dated May 14, 2003 announcing the 2003 first quarter financial results.

Form 8-K/A dated May 6, 2003, which was filed on May 19, 2003, to report under item 4. amended information concerning the change in certifying accountants, which was originally filed under Form 8-K dated May 6, 2003.

Form 8-K dated June 17, 2003, which was filed on June 18, 2003, to report under Item 9. the Company’s press release dated June 17, 2003 announcing the notice of exercise of cumulative voting rights at the Company’s 2003 annual stockholders’ meeting.

Form 8-K dated June 24, 2003, which was filed on June 24, 2003, to report under Item 9. the Company’s press release dated June 24, 2003 announcing the operational update at the 2003 annual stockholders’ meeting and results of the shareholders vote on the proposals.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

BETA OIL & GAS, INC.

Date: August 13, 2003	By:	/s/ Joseph L. Burnett
Joseph L. Burnett
Chief Financial Officer and
Principal Accounting Officer