Form 10-K
period 2003-12-31
BETA OIL & GAS INC
filed 2004-03-26
CIK 1059324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number: 000-25717

BETA OIL & GAS, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0876964
(State of Incorporation)	(I.R.S. Employer Identification No.)

6100 S. Yale, Suite 300, Tulsa, OK	74136
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of such common stock held by non-affiliates was approximately $15,052,365 based on the reported closing sales price of $1.32 on the Nasdaq Market on June 30, 2003.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained within this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 16, 2004, 12,429,307 shares of the registrant’s common stock were outstanding.

Certain sections of the registrant’s proxy statement for the 2004 annual meeting of stockholders are incorporated by reference into Part III.  Certain sections of amendment no. 3 to the registrant's preliminary proxy statement filed on March 17, 2004 are incorporated by reference into Part I.

Exhibit index follows page F-35.

GLOSSARY OF TERMS

We are in the business of exploring for and producing oil and natural gas.  Oil and gas exploration is a specialized industry.  Many of the terms used to describe our business are unique to the oil and gas industry.  We present the following glossary to clarify certain of these terms you may encounter while reading this Form 10-K.

“Acquisition costs of properties” means the costs incurred to obtain rights to production of oil and gas.  These costs include the costs of acquiring oil and gas leases and other interests.  These costs include lease costs, finder’s fees, brokerage fees, title costs, legal costs, recording costs, options to purchase or lease interests and any other costs associated with the acquisition of an interest in current or possible production.

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

“Gross” oil or gas well or “gross” acre is a well or acre in which an owner has a working interest.

“Mcf” means thousand cubic feet, used in this annual report to refer to gaseous hydrocarbons.

“Mcfe” means thousands of cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

“MMcf” means million cubic feet, used in this annual report to refer to gaseous hydrocarbons.

“MMbtu” means million British thermal units, used in this annual report to refer to the energy content associated with natural gas and crude oil.

“MBbl” means thousand barrels, used in this annual report to refer to crude oil or other liquid hydrocarbons.

“Net” oil and gas wells or “net” acres are determined by multiplying “gross” wells or acres by the owner’s working interest percentage in such wells or acres.

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

“Present value of future net revenue, before income taxes” means future net revenue, before income taxes, discounted at an annual rate of 10% to determine the “present value.” The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

 Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Form 10-K which address activities, events or developments, which we expect or anticipate, will or may occur in the future are forward-looking statements.  The words “believes,”  “intends,”  “expects,”  “anticipates,”  “projects,”  “estimates,”  “predicts” and similar expressions are also intended to identify forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct.

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

•                  Expansion and development trends of the oil and gas industry

•                  Production of oil and gas reserves

•                  Exploration prospects

•                  Wells to be drilled, and drilling results

•                  Operating results and working capital

•                  The proposed Petrohawk transaction described under PART I, Item 1. Business and Item 2. Properties – General, Petrohawk Transaction

We can give no assurance that our expectations and assumptions will prove to be correct.  The Petrohawk transaction is subject to approval by our stockholders at a special meeting which is expected to be held at the end of April or early May, 2004.  Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects and new production.  Additionally, any forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond our control. Such things may cause actual results, performance, achievements or expectations to differ materially from what we anticipated.

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

•                  Competition from other oil and gas companies

•                  Shortages of equipment, services and supplies

•                  General economic, market or business conditions

•                  Economic, market or business conditions in the oil and gas industry and in the energy business generally

•                  Government regulation

•                  Environmental matters

•                  Financial condition and operating performance of the other companies participating in the exploration, development and production of oil and gas ventures that we are involved in

•                  Our failure to consummate the Petrohawk transaction

In addition, since some of our prospects are currently operated by third parties, we may not be in a position to control costs, safety and timeliness of work as well as other critical factors affecting a producing well or exploration and development activities.

PART I

Item 1.           Business and Item 2. Properties

GENERAL

We are an independent oil and gas company engaged in the exploration, exploitation, development, production and acquisition of natural gas and crude oil.  We are a Nevada corporation incorporated in June 1997.  Our operations are currently focused on the exploration and development of oil and gas producing trends situated in Oklahoma, Texas, Louisiana and Kansas.  Our Australian drilling concession expired in 2003.

At December 31, 2003, we owned interests in approximately 218 gross (181 net) producing wells, in the Mid-Continent, Texas and Louisiana regions and participated in the drilling and completion of 28 gross (7.0 net) wells during the year.  Additionally, we own interests in 57,099 net acres in Kansas, Louisiana, Oklahoma, Texas, and Offshore Louisiana State and Federal Waters.

Total proved reserve volumes at December 31, 2003 were 22.4 Bcf of natural gas and 1,307.5 MBbl of oil, or 30.2 Bcfe of natural gas compared to December 31, 2002 proved reserves of 14.7 Bcf of natural gas and 608.6 MBbl of oil or 18.3 Bcfe of natural gas.  Total 2003 proved reserves increased approximately 11.9 Bcfe, or 65%, from 2002 primarily due to: 1.) extensions or discoveries of approximately 7.5 Bcfe, 2.) reserve revisions of approximately 5.5 Bcfe due to performance and 3.) higher 2003 year end natural gas and crude oil prices compared to year end 2002 resulting in an increase of approximately 1.5 Bcfe.  Average net daily production for 2003 was 7.2 MMcfe, down 12% from 2002 levels.  At year-end 2003, the average net daily production was approximately 7.8 MMcfe, compared to 7.5 MMcfe from year end 2002 levels, up 4 percent.

Petrohawk Transaction

On December 12, 2003, we entered into a securities purchase agreement (which we generally refer to as the Petrohawk purchase agreement) with Petrohawk Energy, LLC (“Petrohawk”) pursuant to which we have agreed to issue to Petrohawk for an aggregate of $60,000,000 in cash:

•                                          15,151,515 shares of our common stock;

•                                          five year warrants to purchase up to an additional 10,000,000 shares of our common stock at an exercise price of $1.65 per share; and

•                                          a convertible promissory note in the face amount of $35,000,000 which will be convertible after two years into shares of our common stock at a conversion price of $2.00 per share.

Because issuance of the shares of common stock to Petrohawk in connection with this transaction will result in a change of control of Beta, we are required by the rules of The Nasdaq Stock Market to obtain stockholder approval of the issuance of the shares.  A special meeting of our stockholders is expected to be called at the end of April or early May 2004.

The transactions contemplated by the purchase agreement are required to be consummated at a closing that we expect to occur immediately following the approval of the proposal by our stockholders.  Holders of approximately 28% of our outstanding common stock have entered into an agreement with Petrohawk in which they commited to vote their shares in favor of the transaction.

Assuming that the transaction is approved by our stockholders and is consummated, the proceeds from the sale of the securities will be added to our working capital and be available for the acquisition, development and exploration of oil and gas properties.  A portion of these proceeds is expected to be used to pay off all of our existing long-term bank debt.  Under the terms of the Petrohawk purchase agreement, all of our directors except Robert C. Stone, Jr. will resign and six persons designated by Petrohawk will be appointed as new directors.  New management will also be appointed and it is anticipated that our headquarters will be moved to the Houston, Texas area.

A more complete discussion of the Petrohawk transaction is contained in the section captioned “Proposal No. 1: The Petrohawk Transaction” in our preliminary proxy statement which we filed on March 17, 2004.  After the completion of the SEC review of our preliminary proxy statement, a definitive proxy statement will be filed with the SEC and is expected to be first sent to our stockholders at the end of March or beginning of April, 2004.

Much of the discussion in this report about our future business, operations and activities is subject to the effects of the Petrohawk transaction if and when it is consummated.

RISK FACTORS

The following risks relate specifically to the conduct of our business.  You should also refer to the information under the heading Forward Looking Statements on page 5.  These risk factors pertain to our business assuming that the Petrohawk transaction is not consummated.  For a discussion of the risk factors relevant to the Petrohawk transaction, you should refer to the section captioned “Proposal No. 1—The Petrohawk Transaction—Certain Risks Associated with the Proposed Petrohawk Transaction” in our preliminary proxy statement which was filed with the SEC on March 17, 2004.  This section is incorporated into this report by reference.  After the completion of the SEC review of our preliminary proxy statement, a definitive proxy statement will be filed with the SEC and is expected to be first sent to our stockholders at the end of March or beginning of April, 2004.

We have a limited operating history and our developed property interests have incurred operating losses since inception.

We were incorporated in June 1997.  We have a limited operating history and are subject to the associated risks.  Since our inception, we have incurred operating losses every year except for 2000 and 2003.  As of December 31, 2003, we had an accumulated deficit of $22.6 million.  If we are unable to generate positive cash flow from our oil and gas operations, we may continue to incur losses.  Our ability to achieve and maintain profitability is uncertain.

We are reliant on the skill, ability and decisions of third party operators to a significant extent.

We operate 43% of the producing wells in which we own a working interest and we are a non-operating working interest owner in the remaining 57%.  With respect to the latter, we have entered into joint operating agreements with third party operators for the conduct and supervision of drilling, completion and production operations of those wells and for the operation of those properties.  The success of the drilling, development and production of the oil and gas properties in which we have a non-operating working interest is substantially dependent upon the decisions of such third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties.  The failure of any third-party operator to

•                                          make decisions,

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

We have not paid, and do not anticipate paying, any dividends on our common stock in the foreseeable future.

We have never paid any cash dividends on our common stock.  We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock.  Holders of our preferred stock are entitled to receive cumulative dividends at the annual rate of $.74 per share when and as declared by our board of directors.  No dividends may be paid on our common stock unless all cumulative dividends due on the preferred stock have been declared and paid.  We may also enter into credit agreements or other borrowing arrangements, which may restrict our ability to declare dividends on our common stock.

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

We project our 2004 capital expenditures to be approximately $5 million and expect our cash flow from operations and funds received from internally-generated prospects to fund those expenditures.  Our planned capital expenditures and/or administrative expenses could exceed those amounts budgeted and could exceed the available cash sourced for those expenditures.  While our projected cash expenditures may be as forecasted, cash flow from operations could be unfavorably impacted by lower than projected natural gas and crude oil prices and/or lower than projected production rates.  Additionally, lower natural gas and crude oil prices could adversely impact our ability to raise any funds from the sale of prospects. To the extent that the funds available from operations and prospect sales are insufficient to fund our activity, it may be necessary to raise additional funds through equity or debt financing.  Any equity financing could result in dilution to our then-existing shareholders.  Sources of debt financing may result in higher interest expense, further security interests in our assets, other equity interest to our lenders and similar developments.  Any financing, if available, may be on terms unfavorable to us.  If adequate funds are not obtained, we may be required to reduce or curtail operations.  We anticipate that our existing capital resources will be adequate to satisfy our operating expenses and capital requirements for 2004.

Our hedging activities could result in losses.

We have previously engaged in oil and gas hedging activities and intend to continue to consider various hedging arrangements to realize commodity prices that we consider protective or favorable.  See Item 7A.  Quantitative and Qualitative Disclosure About Market Risk for a discussion of our current hedging activity.  As with the natural gas contracts, the crude oil contracts are costless and no net premium is received in cash or as a favorable rate.  The impact of changes in the market price for oil and gas on the average oil and gas prices received by us may be reduced from time to time based on the level of our hedging activities.  These hedging arrangements may limit our potential gain if the market prices for oil and gas were to rise substantially over the ceiling price established by the hedge.  In addition, our hedging arrangements expose us to the risk of financial loss in certain circumstances, including instances in which (1) production is less than expected or (2) the counterparties to our hedging arrangements fail to honor their financial commitments.

We have substantial long-term indebtedness.

Under our current credit facility, we have a total indebtedness outstanding of approximately $13.3 million with a current total borrowing capacity of $13.8 million, which is subject to an automatic monthly reduction of $88,000, which commenced on July 31, 2003.  Historically due to commodity price volatility and a reduction in our proved developed reserves, our borrowing capacity has not significantly increased and has not been a material source of funds.  We are currently required to pay interest only on the amount outstanding on a monthly basis.  Should our proved developed reserves not materially increase and/or pricing substantially decrease before the next re-determination date, our current borrowing base may be reduced below the amount currently borrowed and outstanding.  If this event occurs we would be obligated to pay down the outstanding amount to the re-determined borrowing capacity.  We would rely on cash flow from operations and funds generated from prospect sales to make this pay down.  Since the facility is secured by our producing oil and gas properties, should we be unable to pay down the obligation at re-determination or maturity, we could sustain a loss on our investment as a result of foreclosure by the lender on the interests in these properties. The next re-determination date is April 2004 and the credit facility matures in April 2005.

Our oil and gas activities are subject to various risks which are beyond our control.

Our operations are subject to many risks and hazards incident to exploring and drilling for, producing, transporting, marketing and selling oil and gas.  Although we or the third party operator of the properties, in which we have an interest, may take precautionary measures, many of these risks and hazards are beyond our control and unavoidable under the circumstances.  Many of these risks or hazards could materially and adversely affect our revenues and expenses, production of oil and gas in commercial quantities, the rate of production and the economics of the development of, and our investment in the prospects in which we have or will acquire an interest.  Any of these risks and hazards could materially and adversely affect our financial condition, results of operations and cash flows.  Such risks and hazards include:

•                                          human error, accidents, labor force and other factors beyond our control that may cause personal injuries or death to persons and destruction or damage to equipment and facilities,

•                                          blowouts, fires, pollution and equipment failures that may result in damage to or destruction of wells, producing formations, production facilities and equipment,

•                                          unavailability of materials and equipment,

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

•                                          accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment,

•                                          changes in laws and regulations, including laws and regulations applicable to oil and gas activities or markets for the oil and gas produced,

•                                          fluctuations in supply and demand for oil and gas causing variations of the prices we receive for our oil and gas production,

•                                          the internal and political decisions of OPEC and oil and gas producing nations and their impact upon oil and gas prices.

 As a result of these risks, expenditures, quantities and rates of production, revenues and cash operating costs may be materially adversely affected and may differ materially from those anticipated by us.

We depend substantially on the continued presence of key personnel for critical management decisions and industry contacts.

If the proposed Petrohawk transaction is not consummated, our future performance will be substantially dependent on the performance of our executive officers and key employees.  The loss of the services of any of our executive officers or other key employees for any reason could have a material adverse effect on our business, operating results, financial condition and cash flows.  The pendency of the Petrohawk transaction may make it difficult to retain all of our key employees.

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

Our business is highly competitive.

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

Our ability to produce our proved reserves is subject to a number of risks and uncertainties.

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

We generally obtain title opinions on properties that we drill or acquire.  However, there is no assurance that we will not suffer a monetary loss from title defects or failure.  Under the terms of the operating agreements affecting our properties, any monetary loss is to be borne by all parties to any such agreement in proportion to their interests in such property.  If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

We cannot be certain that the insurance coverage maintained by us will be adequate to cover all losses which may be sustained in connection with all oil and gas activities.

We have purchased and are maintaining a general and excess liability policy with a total limit on claims of $11,000,000 and a workers compensation policy to provide added insurance if the coverage provided by an operators policy is inadequate to cover our losses.  Our policies, and the policies maintained by our third party operators, which have limits ranging from $10,000,000 to $25,000,000 depending on the type of occurrence, generally cover:

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

Estimating reserves and future net reserves involves uncertainties, and oil and gas price declines may lead to impairment of oil and gas assets.

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

Quantities of proved reserves are estimated on economic conditions in existence in the period of assessment.  Lower oil and gas prices may have the impact of shortening the economic lives on certain fields because it becomes uneconomic to produce all recoverable reserves on such fields, thus reducing proved property reserve estimates.  If such revisions in the estimated quantities of proved reserves occur, it will have the effect of increasing the rates of depreciation, depletion and amortization expense.  The revisions may also be of such size as to cause  impairment losses to our full-cost pool of evaluated properties that would result in a further non-cash charge to earnings.

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

BUSINESS STRATEGY

In the fourth quarter of 2002, our Board of Directors made the decision to shift our Company’s emphasis from higher risk exploration activities to lower risk exploitation and development opportunities.  To facilitate this change, the decision was made to bring in new management in order to build the technical capabilities of our company and develop a more conservative portfolio of projects.

David A. Wilkins was hired as our new President and CEO on October 21, 2002, and after his arrival conducted a review of the existing assets of the company.  Under his leadership our new mission statement is to exercise investment discipline in oil and gas projects while methodically building value for our shareholders.

There have been changes made in both our personnel and investment strategy.  In November 2002, our Houston office was closed and all geological and geophysical (G&G) activity was relocated to the Tulsa office.  This allowed us to centralize and better coordinate the operating, engineering and G&G functions.  As part of the new technical focus for the Company, in 2003 we hired a total of four engineering and G&G personnel for the Tulsa office.

In August of 2003, our management presented a five-year strategic plan to our board.  This plan established an objective of a compound annual growth rate over the five-year period for both reserves and production of 15% to 20%, to be achieved through organic growth of the existing asset base and acquisitions of new oil and gas reserves with development drilling opportunities.  Utilizing management’s price forecast, the estimated capital expenditures over the five-year period was $64 million, to be funded primarily through internally generated cash flow.  Under the plan, we would attempt to:

•                  Lower our debt to equity ratio to less than 40%;

•                  Keep our finding and development costs within an acceptable range of $.80 to $1.75 per Mcfe (as adjusted from time to time to reflect the current product pricing and reserve category mix);

•                  Maintain a well balanced portfolio of projects (from a risk standpoint);

•                  Maintain a reserve ratio of at least 60% natural gas to 40% crude oil; and

•                  Achieve acceptable annual growth rates through selected acquisition and development opportunities.

This plan was presented prior to the commencement of negotiations with Petrohawk.  It is contemplated that material aspects of this plan will be implemented only if the Petrohawk transaction is not consummated.  If the Petrohawk transaction is consummated, we will have an entirely new management team and a substantial amount of immediately available capital for our operations and acquisitions.

Our main goal is to maximize our value through profitable growth in our oil and gas reserves and productive capacity.  We believe that our assets in the Mid-Continent region have not been fully developed and our focus in 2003 was to shift our efforts from the high-risk exploration projects in South Texas to lower-risk Mid-Continent exploitation projects.  We expect to continue this focus.  Our largest asset is the West Edmond Hunton Lime Unit (WEHLU) located primarily in Oklahoma County, Oklahoma, in which we have approximately a 98% ownership interest in 30,000 acres (Avalon Exploration, Inc. holds rights to participate in a continuous drilling program - please see WEHLU discussion below).  We believe that this asset has infill development potential that we began pursuing in 2003.  Accordingly, the largest portion of our 2004 capital budget will be expended on WEHLU.  We will further pursue additional development drilling opportunities in other areas, such as our Hitchita Field in McIntosh County, OK.  In 2003, we participated in the successful drilling of South Louisiana prospects in the Broussard and Lapeyrouse fields, with additional drilling expected in 2004.  Due to the high drilling costs and operational risks associated with the South Louisiana wells, our ownership position in these wells was much lower than in our Mid-Continent wells.  In 2003, we were not able to further evaluate our alternatives with our South Texas holdings, but believe that our geotechnical data covering this area has value.  In addition, we will continue to assess potential changes in our asset mix through acquisition of new properties and/or divestiture of non-strategic properties deemed to have limited upside potential.

CRUDE OIL AND NATURAL GAS OPERATIONS

Our principal properties consist of developed and undeveloped oil and gas leases and the reserves associated with these leases.  Generally, developed oil and gas leases remain in force so long as production is maintained.  Undeveloped oil and gas leaseholds are generally for a primary term of three to five years.  In most cases, the term of our undeveloped leases can be extended by paying delay rentals or by producing reserves that are discovered under those leases.  Our revolving credit facility is collateralized by our proved developed reserves associated with our oil and gas properties and gas gathering system.

The table below sets forth the results of our drilling activities for the periods indicated:

	Years Ended December 31,
	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive (1)	2.39		5	0.62	19	4.40
Dry	1.35		5	0.83	12	2.71
Total Exploratory	3.74		10	1.45	31	7.11
Development Wells:
Productive (1)	18	4.34	8	1.84	14	3.23
Dry	7	1.94	3	0.58	4	0.63
Total Development	25	6.28	11	2.42	18	3.86
Total Wells:
Productive (1)	20	4.73	13	2.46	33	7.63
Dry	8	2.29	8	1.41	16	3.34
Total	28	7.02	21	3.87	49	10.97

(1) Although a well may be classified as productive upon completion, future production may deem the well to be uneconomical, particularly for exploration wells where there is little or no production history.

At December 31, 2003, four gross (.46 net) wells were either drilling or in the completion process.  Subsequent to December 31, 2003, drilling commenced on two gross (.66 net) wells which are currently in the completion and testing phase.

The following table sets forth a summary of the producing oil and gas wells and the developed and undeveloped acreage in which we owned an interest at December 31, 2003.  We have not included in the table acreage in which our interest is limited to options to acquire leasehold interests, royalty or similar interests. Shut-in wells currently not capable of production are excluded from the producing well information.

	Producing Wells				Acreage
	Oil		Gas		Developed		Undeveloped
	Gross	Net (1)	Gross	Net (1)	Gross	Net (2)	Gross	Net
Texas	26	4.69	41	5.64	24,080.6	1,604.7	14,152.2	3,810.1
Oklahoma	30	15.30	89	56.16	54,986.3	42,341.9	1,548.9	563.5
Louisiana	1	0.12	11	0.90	8,329.8	942.5	3,073.2	879.3
Kansas	17	15.05	3	2.35	4,987.5	4,006.0	7,243.5	2,951.2
	74	35.16	144	65.05	92,384.2	48,895.1	26,017.8	8,204.1

(1)                                  Net wells are computed by multiplying the number of gross wells by our working interest in the gross wells.

(2)                                  Net acres are computed by multiplying the number of gross acres by our working interest in the gross acres.

Approximately 9,320 gross acres and 3,198 net acres of unevaluated leasehold are scheduled to expire in 2004.  The Company may not extend or renew some or all of this leasehold due to condemnation by previous exploration activity or change in our strategic emphasis.

At December 31, 2003, we had proved reserves of 1,307.5 MBbls of oil and 22.4 Bcf of gas as estimated by Netherland Sewell & Associates, Inc., an independent engineering firm.  These reserves are located entirely within the United States.  The following table sets forth, at December 31, 2003, these reserves and the present value, discounted at an annual rate of 10%, of our future net revenues (revenues less production and development cost) attributable to these reserves.

	Proved Developed	Proved Undeveloped	Total Proved
Oil (Bbls)	984,465	323,084	1,307,549
Gas (Mcf)	19,623,963	2,776,154	22,400,117

Future Net Revenues (before income taxes)	$85,213,500	$15,813,600	$101,027,100
Present value of Future Net Revenue (before income taxes)	$47,547,300	$10,940,700	$58,488,000
Present value of Future Net Revenue (after income taxes)	$40,153,118	$9,206,262	$49,359,380

The above figures do not reflect the estimated December 31, 2003 future net revenues and the present value of future net revenues, discounted at an annual rate of 10%, for our McIntosh, Oklahoma gathering system, which were $2,170,600 and $1,626,600, respectively, nor do they reflect the cash flows associated with asset retirement obligations.

For purposes of determining the above cash flows, estimates were made of quantities of proved reserves and the periods during which they are expected to produce.  Future cash flows were computed by applying year-end prices to estimated annual future production from our proved oil and gas reserves.  The year-end prices for crude oil and natural gas used in the estimation were $29.25 per Bbl, based on a December 31, 2003, West Texas Intermediate posted price, and $5.97 per MMbtu, based on a December 31, 2003, Henry Hub spot market price, respectively. These prices were adjusted by lease for quality or energy content, transportation fees and regional price differentials.  Future development and production costs were computed by applying year-end costs expected to be incurred in producing and further developing the proved reserves.  The estimated future net revenue was computed by application of a 10% per annum discount factor.  The calculations assume the continuation of existing economic, operating and contractual conditions.  Other assumptions of equal validity could give rise to substantially different results.

For additional information on our oil and gas reserves, please refer to Item 8. Financial Statements and Supplementary Data, Note 14. UNAUDITED SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION.

Our oil and gas reserves are not subject to any long-term supply arrangement with foreign governments or authorities.  Our estimated reserves have not been filed with or included in reports to any federal agency other than the SEC and U.S. Department of Energy, FORM EIA-23, Annual Survey of Domestic Oil and Gas Reserves for 2003.

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

Capitalized costs of our evaluated and unevaluated properties at December 31, 2003, 2002 and 2001 are summarized as follows:

	December 31, 2003		December 31, 2002		December 31, 2001
	United States	Foreign	United States	Foreign	United States	Foreign
Capitalized costs- Evaluated properties	$76,906,831	$1,810,549	$69,226,520	$1,680,921	$57,027,523	$1,680,921

Unevaluated properties	1,294,212	—	4,453,326	129,279	12,872,623	128,820
	78,201,013	1,810,549	73,679,846	1,810,200	69,900,146	1,809,741
Less- Accumulated depreciation, depletion, amortization & impairment	(37,929,567)	(1,810,549)	(33,452,175)	(1,681,270)	(23,377,455)	(1,681,270)
	$40,271,476	$—	$40,227,671	$128,930	$46,522,691	$128,471

We commenced sales of oil and gas in 1999.  Our average sales price, oil and natural gas production volumes and average production cost for each Mcfe of natural gas production for the periods indicated were as follows:

	Year Ended December 31,
	2003	2002	2001

Oil production (Bbl)	128,831	124,720	114,271
Gas production (Mcf)	1,859,081	2,249,371	2,512,484
Average sales price:
Oil (per Bbl)	$27.36	$21.68	$24.72
Gas (per Mcf)	$4.69	$2.91	$3.97
Average production cost per Mcfe	$1.19	$1.10	$1.08

The average oil and gas sales prices above reflect the impact of any hedges.  Our 2003 average natural gas price was reduced by $.59 per Mcf and average crude oil price was reduced by $1.80 per Bbl due to our hedges.  In 2002, the impact of hedges reduced our average natural gas price by $0.25 per Mcf and our average crude oil price by $1.76 per Bbl.

Location of Operations

Our current areas of operations and holdings include Oklahoma, Louisiana, Kansas and Texas.  The following discussion summarizes our present operations and properties, acreage position, results from 2003 and future plans.

Oklahoma

WEHLU

The West Edmond Hunton Lime Unit (WEHLU) is our largest asset, covering 30,000 acres (about 47 square miles) primarily in Oklahoma County, Oklahoma. The WEHLU Field, originally discovered in 1942, is the largest Hunton Lime

Field in the state of Oklahoma.  The field has 55 oil and natural gas wells (22 currently producing) with stable production holding the entire unit. We hold a 98% working interest at WEHLU and we are the operator.  At December 31, 2003, WEHLU had proven reserves of approximately 20.3 Bcfe or approximately 67% of our total proven reserves.  WEHLU currently produces approximately 3.4 MMcfe per day or 45% of our current net production.

We have an agreement with Avalon Exploration, Inc. of Tulsa, Oklahoma (“Avalon”) to jointly test and develop additional production in WEHLU.  The area of mutual interest (AMI) to be evaluated by our agreement with Avalon covers 5,680 acres located in the Central-Northwest area of the field.

As of December 31, 2003, Avalon had drilled five wells in WEHLU under our agreement.  The first four wells, drilled under a “pilot” program with Avalon, resulted in one dry hole and three completions.  The first two “pilot” wells were drilled to test the productivity of the lower Hunton (Chimney Hill) formation in the western portion of the unit.  Of these two wells, one well was non-productive in the lower Hunton but was successfully re-completed in the Upper Hunton (Bois d’ Arc) formation.  The other well was plugged and abandoned.  The last two “pilot” wells were drilled and successfully completed in the Upper Hunton formation.  Avalon paid 100% of the drilling and completion costs for the “pilot” wells.  In the three successful “pilot” wells, we have a 30% working interest after the “pilot” program reaches payout.  We anticipate the pilot program to payout during 2004.  Under the "pilot" program we have a "look-back" right to participate with a 10% working interest after the wells were drilled and completed, if successful. To exercise the "look-back" right, we would reimburse Avalon 10% of its historical costs in the pilot wells at the exercise date of the right.  We elected not to exercise our “look-back” right to participate in the four “pilot” wells due to the excessive historical cost associated with the one dry hole.

Avalon also drilled their first “development” well in WEHLU during 2003.  This well was successfully completed in the Upper Hunton formation and we participated with a 40% working interest.

A summary of the current gross production resulting from the Avalon drilling at WEHLU is listed below:

Well	Program	Oil - Bbl per day	Gas – Mcf per day	Water – Bbl per day
Recount	Pilot	Dry Hole	—	—
Mable T	Pilot	10	216	280
Damogram	Pilot	46	283	220
Willey	Pilot	230	536	300
Court Reception	Development	37	204	327

Currently, we are negotiating with Avalon regarding the drilling of a water disposal well to reduce water disposal costs.  Avalon plans on drilling four wells in 2004.  We anticipate participating in the drilling of these wells.

We have committed approximately $2.9 million, or 58%, of our 2004 capital budget for drilling and re-working wells in the WEHLU area.  The focus will be as follows:

•                  Continue our reactivation program of selected shut-in wells;

•                  Application of new stimulation techniques to certain existing wells for production optimization;

•                  Participation in the Avalon drilling program; and

•                  Drilling of two wells outside of the Avalon AMI.

McINTOSH COUNTY

We hold approximately 13,572 gross (9,571 net) acres of oil and gas leases and have interests in 60 gross (36 net) wells.  We operate 43 of these wells in the N.E. Hitchita Field.  In 2003, we participated in the drilling of 4 gross (1.66 net) wells, of which two gross (.94 net) wells were successful completions, one gross (.68 net) well was a dry hole and one gross (.05 net) well is in the completion stage.  The current net daily production from the McIntosh area is approximately 1,745 gross (472 net) Mcf of natural gas.

The gas produced is dry and is sold into a low-pressure gathering system of our subsidiary, Red River Field Services, L.L.C.  The gathering system presently includes approximately 40 miles of pipeline and is connected to 49 wells, including the wells in which we have an interest.  During 2003, our gas gathering system in this area had gathering revenues of approximately $648,200.

Louisiana

Since 1999, we have invested approximately $14.7 million in leases, seismic data collection and drilling in South Louisiana, both onshore and offshore.  Currently, we have production in the Lapeyrouse Field located in Terrebonne Parish, the Broussard Field located in Lafayette Parish as well as production in shallow waters of West Cameron Blocks 39 and 49 located offshore Cameron Parish.  We have working interests in 10 gross (.9 net) producing wells that have a current net daily production of 1.8 MMcfe of natural gas. Our working interest in the producing wells range from 2.0% to 16.7%.  We have leasehold positions in the West Broussard Field in Lafayette Parish and the Lapeyrouse Field in Terrebonne Parish.

LAPEYROUSE PROJECT

The Lapeyrouse Prospects are located in Terrebonne Parish, Louisiana where we have a leasehold position covering 2,632 gross (201 net) acres.  Within this acreage position, we have two proven undeveloped locations and two probable locations identified for future drilling.  During 2003, we participated in the drilling and completion of one gross (.03 net) well and one gross (.05 net) well in which drilling commenced in 2003 but was completed subsequent to December 31, 2003.  For 2004, we anticipate participating in the drilling of three wells in this area.

WEST BROUSSARD PROSPECT

The West Broussard Prospect is located in Lafayette Parish, Louisiana and covers approximately 1,126 gross (791 net) acres.   We began acquiring acreage offsetting two high-rate natural gas wells in 2001.  In 2002, two drilling units were created known as the “East” and “West” units.  Additionally in 2002, we sold down our leasehold position to industry partners in the East unit for $1,300,000 and certain promoted working and reversionary interests in future wells to be drilled in this unit and giving the industry partner an option to purchase an interest in the West unit.  In 2003, the M. A. Failla #1 well was drilled and completed on the East unit.  Currently, the well is producing approximately 17,900 gross (619 net) Mcf of natural gas and 440 gross (15 net) barrels of condensate per day.  We have a 4.8% working interest in this well, increasing to 10.1% working interest after well payout which is estimated to occur in the first quarter of 2004.

With the success of the M.A. Failla #1, additional development of the West unit will occur in 2004. Currently, the Montesano #1 (formerly known as the Landry #1) located in the West unit is permitted and scheduled to commence drilling late in the first quarter of 2004.  In October 2003, our partner notified us it elected not to exercise its option to drill a well in the West unit.  At that time, we had a working interest ownership in the West unit of approximately 83.6%.  Subsequent to December 31, 2003, we entered into an arrangement with three parties, whereby upon closing of the arrangement we will receive approximately $731,500 for approximately 74% of our working interest in the prospect.  Additionally, we will receive approximately $1.1 million in production payments from future net cash flow from the well, if successful, and will receive an additional 4.2% working interest after well payout.  Upon closing of the arrangement, we will have a 9.6% working interest in the well increasing to a 13.8 % working interest after well payout.

At December 31, 2001, the proven undeveloped reserves for the West Broussard prospect were 7.3 Bcf of natural gas and 122 MBbl of condensate, representing approximately 27% of our total proved reserves.  At December 31, 2002, the reserves were reclassified from the proved category to a less certain category due to unexpected water and sand production in the adjacent well.  Positive results from the M.A. Failla #1 supported revision of the classification of reserves back to the proved category at December 31, 2003. At December 31, 2003, our total net proved reserves for the Broussard field were 2.1 Bcf of natural gas and 45.1 MBbl of condensate, representing approximately 8% of our total net proved reserves.  For further discussion on reserves see Item 8.  Financial Statements And Supplementary Data, Note 2. ACQUISITIONS, SALES AND OIL AND GAS OPERATIONS and Note 14. UNAUDITED SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION.

Texas

JACKSON COUNTY

Jackson County Texas was the focal point of our exploration activities from 1997 until 2002.  We participated in four project areas, known as Texana, Formosa Grande, Ganado and BWC, to acquire proprietary 3-D seismic information on approximately 185,000 acres.  Drilling commenced on these properties in 1999 and resulted in a total of 28 (3.9 net) discoveries out of 45 (7.1 net) wells drilled to date.  The successful wells were shallow-to-deep Frio and Yegua tests.  We did not have a successful Deep Wilcox test.  Parallel Petroleum Corporation, Allegro Investments, Inc. and Sue Ann Production, Inc. operate the majority of our Jackson County properties and our participation levels have ranged from 12.5% to 25%.  We have spent approximately $19.7 million since inception on lease acquisition, seismic and drilling activity.  Currently, our average net daily production for Jackson County is approximately 715 Mcfe of natural gas, or 10% of our total net daily production.

In the fourth quarter of 2002, we decided to shift our emphasis from higher risk exploration activities to lower risk exploitation opportunities, focusing on areas where we are active as the operator.  We will continue our efforts to identify exploration prospects in Jackson County, however, due to the high risk profile of these prospects and the associated high drilling costs, we plan to sell down or farmout our interests in all future prospects.  We are evaluating ways to create additional value by exchanging our existing Jackson County 3-D seismic data for similar data in other areas, at no additional cost to our company.   Due to the results to date and our change in business strategy, we  have impaired the unevaluated costs, associated with seismic  for Jackson County in 2003 and 2002, for $1.6 million and $4.9 million, respectively, for a total of $6.5 million. These costs were transferred to our U.S. evaluated properties and included in our full cost pool.

Mexican Sweetheart Project

The prospect is located to the southeast of the Texana project and is a deep Yegua test, which was based on 3-D seismic data.   We have 360 gross (132 net) acres under lease and have a 36% working interest in the prospect.  We plan to sell down out interest in this prospect to industry partners and retain a carried interest and/or a reversionary interest.  The leases expire in the third quarter of 2004.

North Mexican Sweetheart

In 2001, we acquired a 100% interest in 2,120 acres to the north of our Mexican Sweetheart Project.  In 2002, we sold our acreage position for cash and a reversionary interest of 12.5% after pay out in the exploratory well.  In 2003, a dry hole was drilled in offsetting acreage.  As such, plans to drill the prospect were cancelled and the remainder of the prospect costs were impaired and transferred to the U.S. domestic cost pool.

WHARTON COUNTY

King Louie

In 2001, we acquired a 100% interest in 1,229 acres in Wharton County, Texas.  Subsequent drilling on nearby acreage resulted in an apparent Wilcox discovery.  In 2003, we exchanged 50% of our interest in the prospect to a third party operator who paid 100% of the 2003 delay rentals, which were approximately $46,000.  The operator is currently seeking additional partners to drill the prospect.  Subsurface geology and seismic work is underway to better delineate the prospect.  The acreage position expires in the third quarter of 2004.

WALLER COUNTY

Brookshire Dome

The Brookshire Dome field is a salt dome field located approximately 30 miles west of Houston in Waller County, Texas.  Beta acquired interests in existing production in the Brookshire Dome area in mid-2001.    Based on the success of a shallow Miocene play south of our acreage block, an intensive drilling program was initiated in the second half of 2001 which targeted similar shallow Miocene oil and gas sands above the salt dome.  The potential also exists for deeper sub-salt Yegua and Wilcox objectives.  To date we have leased approximately 4,613 gross (440 net) acres for both exploration and exploitation opportunities.

Revere Corporation and Johnson Sanford are the operators of the wells in which we have an interest.  Revere is currently very active in drilling the shallow Miocene targets and under the agreement in place, we have the option to either participate or farm out on a well-by-well basis.  In 2003, we sold down certain of our working interests to Revere.  Under the terms of the sale, Revere is responsible for funding the drilling of four shallow exploration wells and two deep exploration wells.  We received a 6.25% carried working interest in the shallow wells and 12.5% carried interest in the deep wells on the drilling costs associated with these wells.  As of December 31, 2003, Revere had drilled all four shallow exploratory wells and one of the deep exploratory wells.  The shallow wells were successful and completed as producing wells, while the deep well was a dry hole. Revere plans to drill the second deep exploratory well in 2004.  We participated in the drilling of 10 gross (1.1 net) wells of which eight gross (.91 net) wells were successful.  Currently, we have interests in 27 gross (5.2 net) wells at Brookshire Dome.  Our total current daily average production is 912 gross (100 net) Mcf of natural gas and 1,106 gross (162 net) Bbl of oil.  The net amount expended to date in the Brookshire Dome area is $3.7 million.

GALVESTON COUNTY
Greens Lake Project

The Rubel #1 (known as the Sara White Prospect), operated by Ocean Energy, was spuded in the fourth quarter of 2001 and completed during the second quarter of 2002.  A production test was performed and the well tested at a flow of 2.1 MMcf per day of natural gas and 30 Bbls of condensate per day.  The well commenced sales in August 2002, after a considerable delay due to right-of-way issues regarding the sales line.  Due to water encroachment, the production quickly declined to uneconomic levels.  The operator attempted to eliminate the water in the initial zone (“S” sand) but was unsuccessful. Subsequent recompletions up hole were also unsuccessful.  In mid-2003, the operator farmed out the well to another third party operator, who desired to re-enter the well and attempt recompleting certain zones that could potentially be prospective.  To date there have been no positive results.  If successful, we would have a 28.7% interest in the well but no further capital risked for the attempted re-entry.  If the current project to restore production is unsuccessful, the leases for this prospect will expire.  We originally had a 31% working interest in this well and our net expenditure was approximately $2.8 million.

RED RIVER AND LAMAR COUNTIES

The Detroit Project

In 2003, considerable effort was expended, along with an industry partner who had a similar acreage position in this area, in marketing this prospect for drilling.  However the effort was not successful.  The Detroit prospect, a large NE-SW trending seismically controlled feature in the Northwestern portion of Red River County and Eastern Lamar County in Northeast Texas, covered 9,401 gross (7,050 net) acres.  The high-risk exploration prospect was developed as a rework of existing seismic data and an extensive radiometric survey of the entire area for surface detection of hydrocarbons.  The majority of the original leases was consummated in 2000 and had primary lease terms ranging from two to three years.  The remainder of the existing leases expired in 2003.  Our total cost for acreage, seismic and other geological and geophysical activity was approximately $880,000.

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

MARKETS AND CUSTOMERS

Our oil and gas production is sold at the well site on an as-produced basis at market-related prices in the areas where the producing properties are located.  We do not refine or process any of the oil or natural gas we produce.  Approximately 97% of our production is sold to unaffiliated purchasers on a month-to-month basis.

In the table below, we show the purchasers that each accounted for 10% or more of our revenue during the specified years.

	2003	2002	2001

Duke Energy Field Services, LLC	33%	31%	29%
Allegro Investments	10%	14%	16%
Sunoco, Inc.	10%	9%	7%

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

COMPETITIVE CONDITIONS IN THE BUSINESS

The petroleum and natural gas industry is highly competitive and we compete with a substantial number of other companies that have greater resources.  Many of these companies explore for, produce and market petroleum and natural gas, as well as, carry on refining operations and market the resultant products on a worldwide basis.  The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and gas properties, and obtaining purchasers and transporters of the oil and gas we produce.  There is also competition between petroleum and natural gas producers and other industries producing energy and fuel.  Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments (and/or agencies thereof) of the United States and Canada; however, it is not possible to predict the nature of any such legislation and/or regulation which may ultimately be adopted or its effects upon our future operations.  Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.  The exact effect of these risk factors cannot be accurately predicted.

OPERATIONAL RISKS

Oil and gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  There is no assurance that we will discover or acquire additional oil and gas in commercial quantities.  Oil and gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances that may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause significant injury to persons or property may occur.  In such event, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could substantially reduce available cash and possibly result in loss of oil and gas properties.  Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities.

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

EMPLOYEES

As of the date of this annual report, we employ 12 full-time employees. We hire independent contractors on an “as needed” basis.  We have no collective bargaining agreements with our employees.  We believe that our employee relationships are satisfactory.

PREMISES

In January 2004 our office lease expired.  Under that arrangement, we leased approximately 6,400 square feet in Tulsa, Oklahoma, which included office and storage space and required a monthly payment of approximately $9,300.  We currently have entered into a short-term lease arrangement for approximately 7,200 rentable square feet that requires a monthly payment of approximately $10,770.  The lease term covers the period March 1, 2004 to April 30, 2004 and may be continued on a month-to-month basis.  All of our corporate functions and some operational functions are conducted from this site.  This arrangement will terminate should the Petrohawk transaction be consummated.  For further discussion of the Petrohawk transaction, see Item 1. Business and Item 2. Properties —GENERAL— Petrohawk transaction above.

We also maintain two field offices, of which one is located in south Tulsa County, Oklahoma and the other is located in Edmond, Oklahoma.

Item 3.           Legal Proceedings

None

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.    Market Price for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading July 9, 1999 on the Nasdaq Small Cap Market under the symbol “BETA”.  On May 4, 2000 we were accepted on the Nasdaq National Market.  The following table sets forth for the fiscal periods indicated the range of the high and low bid prices of our common stock as reported on the Nasdaq National Market for each quarter in those periods.  We have not paid any cash or other dividends, other than those dividends associated with our preferred stock, since inception.  For the foreseeable future, we intend to retain any funds otherwise available for dividends.

	High	Low
2003
1st Quarter	$1.07	$.69
2nd Quarter	1.65	.62
3rd Quarter	1.52	1.15
4th Quarter	2.36	1.30

2002
1st Quarter	$5.30	$3.26
2nd Quarter	4.20	2.01
3rd Quarter	2.20	1.11
4th Quarter	1.31	0.80

Approximately 193 shareholders of record and approximately 3,110 beneficial owners as of March 16, 2004 held the common stock.  In many instances, a registered shareholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Item 6.           Selected Financial Data

Summary Financial Information for Beta

The following tables presents selected historical financial data derived from our Financial Statements as well as selected historical quarterly financial data.  The following data is only a summary and should be read with our historical financial statements and related notes contained in this document.  The acquisition of Red River Energy, Inc. in 2000 affects the comparability between the Financial Data for the periods presented.

	For the years ended December 31,
	2003	2002	2001	2000	1999

Income Statement Data:

Operating revenues	$12,924,689	$9,647,841	$13,656,521	$8,357,867	$1,199,480

Operating expense (1)	3,359,239	3,500,351	3,808,523	1,516,113	81,538
General and administrative	3,082,605	2,209,887	2,679,121	2,141,005	1,418,240
Impairment expense	129,279	5,163,689	13,805,035	—	1,224,962
Depreciation and depletion expense	4,857,597	5,120,572	5,176,897	2,693,439	914,233
Interest expense	476,078	558,297	867,835	393,008	2,966,651
Net income (loss)	967,497	(6,881,612)	(9,046,084)	1,425,565	(5,384,403)

Earnings (loss) per share:
Basic	$.04	$(.59)	$(.75)	$.13	$(.66)
Diluted	.04	(.59)	(.75)	.13	(.66)

Weighted average common shares and equivalent outstanding:
Basic	12,431,530	12,417,957	12,368,373	10,616,692	8,160,000
Diluted	12,506,835	12,417,957	12,368,373	11,281,413	8,160,000

Balance sheet data:
Working capital	$1,896,502	$(77,047)	$(103,550)	$3,533,237	$2,034,268
Total assets	46,115,243	44,753,260	52,629,378	58,466,152	20,881,475
Total long term debt	13,284,652	13,634,652	13,648,727	13,814,034	27,939
Stockholder’s equity	29,269,615	28,048,137	35,874,474	40,060,406	20,588,237

Proved Reserves
Oil (Mbbls)	1,307.5	608.6	836.8	814.0	13.2
Gas (MMcf)	22,400.5	14,688.2	24,710.0	19,418.0	4,170.0

Total (MMcfe)	30,245.4	18,320.0	29,730.8	24,302.8	4,249.2

Present value of estimate future net revenues before income tax discounted at 10%	$58,488,000	$35,929,439	$31,295,012	$100,199,288	$6,012,972
Standardized measure (2)	$48,333,104	$35,929,439	$31,295,012	$71,458,654	$6,012,972

(1)          Operating expense includes production taxes and field service expense associated with our McIntosh gathering system.

(2)          Includes reduction of $1,026,276 for asset retirement obligation.

SELECTED QUARTERLY FINANCIAL DATA

	For the quarter ended
(In Thousands of Dollars except for per share amounts)	March 31	June 30	September 30	December 31
2003
Revenues	$3,101.2	$3,042.7	$3,276.5	$3,504.3
Revenues less operating expense	2,265.6	2,278.8	2,489.0	2,532.0
General and administrative expense	813.8	677.6	742.2	849.0
Net income (loss)	(16.8)	187.0	413.8	383.5
Earnings (loss) per share:
Basic	(.01)	.01	.02	.02
Diluted	(.01)	.01	.02	.02

2002
Revenues	$2,343.2	$2,547.6	$2,323.2	$2,433.8
Revenues less operating expense	1,563.1	1,570.8	1,408.4	1,605.2
General and administrative expense	475.4	457.6	453.6	823.3
Net income (loss)	(206.2)	(160.4)	(377.6)	(6,137.4)
Earnings (loss) per share:
Basic	(.03)	(.02)	(.04)	(.50)
Diluted	(.03)	(.02)	(.04)	(.50)

2001
Revenues	$4,696.1	$3,809.6	$2,531.3	$2,619.5
Revenues less operating expense	3,748.5	2,926.5	1,623.7	1,549.3
General and administrative expense	570.2	682.8	611.2	814.9
Net income (loss)	905.7	388.0	(4,657.0)	(5,682.9)
Earnings (loss) per share:
Basic	.07	.03	(.39)	(0.46)
Diluted	.07	.03	(.39)	(0.46)

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is to inform you about our financial position, liquidity and capital resources as of December 31, 2003 and 2002, and the results of operations for the years ended December 31, 2003, 2002 and 2001.

Overview
In 2003, we saw an improvement in our overall financial condition due to: 1.) an increase in our cash flow provided from operations which was a result of a favorable commodity price environment during 2003, 2.) a successful exploration, exploitation and development capital program resulting in a 65% net increase in our proved reserves, and 3.) an increase in our exit daily production rate from 7.5 Mcfe at December 31, 2002, to 7.8 Mcfe at December 31, 2003.  Conversely, our total 2003 production volume decreased approximately 12% from 2002 and our general administrative expenses increased from 2002 by approximately 39%.  We continue to be optimistic about the long-term outlook for natural gas and crude oil but realize that the overall environment for commodity pricing is very volatile and can be materially affected, favorably or unfavorably, by such factors as imports/exports, weather trends, power generation and industrial demands.

The discussion in this section regarding 2004 and subsequent periods are all subject to the effects of consummating the proposed transaction which is discussed in Item 1. Business and Item 2. Properties — GENERAL — Petrohawk Transaction.

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

The following table represents the sources and uses of cash for the years indicated.

	For the years ended December 31,
	2003	2002	2001
Beginning cash balance	$927,313	$556,199	$1,536,186
Sources of cash:
Cash provided by operations	5,998,306	2,977,752	9,047,095
Cash provided by financing activities	284,852	328,637	6,822,927
Cash provided by sales of oil & gas properties and Equipment	549,287	3,231,944	1,082,524
Total sources of cash including cash on hand	7,759,758	7,094,532	18,488,732
Uses of cash:
Oil and gas expenditures, net of prepaid drilling advances	(4,259,534)	(5,442,418)	(15,653,461)
Other equipment	(52,022)	(36,103)	(177,103)
Cash used by financing activities	(1,338,521)	(688,698)	(2,101,969)
Total uses of cash	(5,650,077)	(6,167,219)	(17,932,533)
Ending cash balance	$2,109,681	$927,313	$556,199

Our working capital was a surplus of $1,896,502 at December 31, 2003, compared to a deficit of ($77,047) at December 31, 2002.  The significant increase in our working capital and liquidity for the twelve months ended December 31, 2003, was due to an increase in cash flow from operations resulting from a higher natural gas and crude oil price environment, lower operating expense partially offset by an increase in general and administrative expense and lower oil and gas capital expenditures.  Additionally, at December 31, 2003, we had no futures derivative liability associated with our future production volume compared to a futures derivative liability at December 31, 2002, of $702,417, which represented the potential unrealized reduction in our future oil and gas revenue based on the current outstanding derivative contracts at that time.

Our principal source of short-term liquidity is from internally-generated cash flow.  Should natural gas and crude oil prices decrease materially, our current operating cash flow would decrease and our liquidity and working capital position would be negatively impacted and could adversely impact our growth capability.

Our borrowing base capacity under the current credit facility is presently not a material source of capital.  Historically, we have not used credit facilities for a source of funds in our drilling or leasing activity.  Should proved developed reserves not materially increase and/or if pricing materially declines, our borrowing base could be reduced below the amount currently borrowed and outstanding under the facility.  If this event were to occur we would be obligated to pay down the outstanding amount to the re-determined borrowing capacity. We would rely on cash flow from operations and funds generated from the sale of unevaluated and/or proved undeveloped properties to make this pay down. It is possible that we would have to sell some non-core assets as well in order to meet this obligation.  The current credit agreement, which was re-determined and extended during the quarter ended June 30, 2003, has a maturity date of April 1, 2005 and a current borrowing capacity of $13,972,000 subject to an automatic monthly reduction of $88,000, which commenced on July 31, 2003.  At December 31, 2003, a balance of $13,284,652 was outstanding against the borrowing base and the effective interest rate, which is a LIBOR base rate plus 2.2%, was 3.37%.  During 2003, we reduced our outstanding debt balance by $350,000 which was lower than projected.  Due to unplanned expenditures associated with the pending Petrohawk transaction as discussed further below, additional voluntary paydowns to the outstanding debt were deferred.

For the twelve months ended December 31, 2003, we expended approximately $4.2 million (including changes in prepaid drilling advances) primarily comprised of:

•                  $1.2 million related to our South Central Kansas drilling program - Approximately $.4 million was expended on acreage and seismic and approximately $.8 million has been incurred for drilling activity through December 31, 2003.  In July 2003, we committed to a 13-well drilling program located within a six-county area in the Mississippian subcrop belt of South Central Kansas, which covers approximately 13,500 gross acres.  We have a 35% working interest in the program.  All of the prospects are at depths of approximately 5,000 feet with 11 of the 13 prospects classified as infill-development wells and the remaining two prospects classified as new field exploratory wells.  Drilling commenced during the 3rd quarter of 2003 and to date, 13 gross  (4.55 net) wells have been drilled, with seven gross (2.45 net) wells deemed successful, four gross  (1.4 net) wells were dry holes and two gross (.7 net) wells drilling or in the completion stage.  Currently, five gross (1.75 net) wells are producing a total of approximately 940 gross (270 net) mcfe of natural gas per day.  Four gross (1.4 net) wells are awaiting pipeline connection.

•                  $.8 million expended on recompletion and drilling activity at WEHLU, Oklahoma County, OK.  To date seven gross (6.9 net) wells have been recompleted or stimulated and we have participated in the drilling of one gross (.4 net) well that was completed subsequent to the fourth quarter of 2003.  The new well is currently producing approximately 25 gross (8 net) barrels per day and 300 gross (96 net) Mcf per day.  We estimate that our daily production has increased by approximately 28 gross (22 net) barrels and 185 gross (145 net) Mcf from our recompletion and remediation activity.

•                  $.5 million expended for drilling, completion, workovers and conversion to salt water disposal in the Brookshire Dome area, Waller County, TX.  In 2003, we participated in the drilling of 10 gross (1.1 net) wells, of which eight gross (.91 net) wells were successful, two gross (.2 net) well were dry holes. Our current daily production rate from this activity is approximately 879 gross (100 net) Mcf of natural gas and 258 gross (59 net) Bbl of oil.

•                  $.4 million expended on the drilling and completion of the M.A. Failla No. 1, Broussard Field, Lafayette Parish, LA, which was tested in the first quarter of 2003 and commenced sales on September 30, 2003.  We have a 4.8% working interest in the well, increasing to approximately 10% working interest after well payout.  The well is currently producing approximately 17,900 gross (619 net) Mcf of natural gas and 440 gross (15 net ) Bbl of condensate per day.

•                  $.3 million expended on drilling and recompletion activity in McIntosh County and Tulsa County, OK.  During the twelve months ended December 31, 2003, we participated in the drilling of four gross (1.6 net) wells in McIntosh County, OK of which two gross (.9 net) wells were successful, one gross (.7 net) well was a dry hole and one gross (.05 net) well is awaiting completion.  Currently, the two successful wells are producing 268 gross (88 net) Mcf of natural gas per day.

•                  $.4 million expended on the drilling and completion of two prospects located in the Lapeyrouse field, Terrebonne Parish, Louisiana.  We participated with a 3.1% working interest in the A.M. Dupont #2, which was a successful development well and is currently producing approximately 4,050 gross (90 net) Mcf of natural gas and 52 gross (1 net) Bbl of condensate per day.  Subsequent to December 31, 2003, the J.C. Dupont was successfully completed in which we have a 4.1% working interest.  The well is currently producing approximately 1,055 gross (31 net) Mcf of natural gas per day.

•                  $.2 million expended on other projects with minority interest in South Texas.  Those projects included a participation with a 2.4% working interest in an exploratory well located in Wharton County, TX which was a dry hole and a recompletion attempt in the Rubel #1 located in Galveston County, TX  which was also unsuccessful.

On December 12, 2003, we entered into a securities purchase agreement with Petrohawk pursuant to which Petrohawk has agreed to a cash investment of $60,000,000 in our common stock, warrants and a convertible note.  Subject to approval by our shareholders, we will receive $25,000,000 for the issuance of 15,151,515 shares of our common stock and five-year common stock purchase warrants exercisable at a price of $1.65 per share.  Additionally, we will issue a $35,000,000 convertible note that will be an unsecured five-year obligation and after two years will be convertible by the holder into our common stock at a conversion price of $2.00 per share.  Interest only will be payable under the note in quarterly installments at the rate of 8% per annum.  The full amount of the principal and accrued and unpaid interest will be payable on the fifth anniversary of the date of the note.  Future use of these proceeds would include paying off the existing outstanding debt, acquisitions of oil and gas properties, future development and exploitation of existing and acquired oil and gas properties and exploration activity.

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

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long – Term Debt (1)	$13,919,147	$515,263	$13,403,884	$—	$—
Operating Leases (2)	93,848	72,351	21,497
Other (3)	37,500	37,500	—	—	—

Total cash obligations	$14,050,495	$625,114	$13,425,387	$—	$—

(1)                         $13,851,577 represents principal and interest related to our current credit agreement with a commercial bank.  For further information please refer to Item 8. Financial Statements and Supplementary Data, Note 4, LONG-TERM DEBT.

(2)                         Represents amounts due under current operating lease agreements including the office rental agreement.

(3)                         Represents amounts due under a financial advisory agreement.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$176,500	$176,500	—	—	—

The letters of credit were issued in connection with our operations for such items as production tax and drilling requirements with various state agencies and utility deposits.

We currently have no sources of liquidity or financing that are provided by off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

Plan of Operation for 2004

Assuming the Petrohawk transaction is not consummated, for the year 2004 we expect to fund our capital requirements from net cash flow from operations (after general and administrative expense and interest expense).  We project our 2004 capital expenditure to be approximately $5.0 million.  The areas and amounts of concentration for the capital program will be:

•                  West Edmond Hunton Lime Unit, Oklahoma - $2.9 million

•                  Lapeyrouse Field, Terrebonne Parish, Louisiana - $.8 million

•                  West Broussard Prospect, Lafayette Parish, Louisiana - $.8 million

•                  McIntosh County, Oklahoma - $.2 million

•                  Brookshire Dome Area, Waller County, Texas - $.2 million

•                  Other - $.1 million

We are projecting our cash flows from operations to be approximately $7.5 million based on an average natural gas price of $4.02 per Mcf, as adjusted for basis differentials, and an average spot crude oil price of $24.95 per barrel and average net daily production of 9.2 MMcfe.  Any proceeds from the sale or reduction of our working interests in certain prospects are not considered in our cash flow projections.  As with any projection, the timing and amounts can vary.  Generally, funds must be advanced within thirty days or less after our election to participate in the drilling of a well.

Our planned capital expenditures and/or administrative expenses could exceed those amounts budgeted and could exceed our cash from all sources.  While our projected cash expenditures may be as projected, cash flow from operations could be unfavorably impacted by lower-than-projected commodity prices and/or lower than projected production rates.  Conversely, higher-than-projected commodity prices would favorably impact our projected cash flow from operations.   If our expected cash flow is less than projected it may be necessary to raise additional funds.   Possible additional sources of cash could be provided from the following:

1)              We have approximately 375,725 callable common stock purchase warrants outstanding exercisable at a price of $7.50 per share.  We are able to call these warrants at any time after our common stock has traded on Nasdaq at a market price equal to or exceeding $10.00 per share for 10 consecutive days which was achieved in July 2000.  It is our intent to call all of these warrants at such time, if and when, the cash is needed to fund capital requirements.  We will receive proceeds equal to the exercise price times the number of shares which are issued from the exercise of warrants net of commission to the broker of record, if any.  We could realize net proceeds of approximately $2,814,500 from the exercise of all of these warrants.  There is no assurance that any warrants will be exercised or that we will ever realize any proceeds from the $7.50 warrant calls.  However, due to current market conditions and the current price of our stock, it is not probable that we will call these warrants in 2004.

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

3)              We may realize higher than projected cash flow from oil and gas wells to be drilled, if found to be productive.  We own working interests in wells that are currently producing and in additional wells, which are currently drilling or scheduled to be drilled in 2004.

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

Our long-term goal is to grow by accumulating oil and gas reserves through exploitation of our existing assets, acquisitions and/or exploratory drilling.  In the event we cannot raise additional capital, or the industry market is unfavorable, we may have to slow or alter our long-term goal accordingly.

These are forward looking statements that are based on assumptions, which in the future may not prove to be accurate.  Although we believe that the expectations reflected in such forward looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved.

Critical Accounting Policies

We rely on certain accounting policies in the preparation of our financial statements.  Certain judgments and uncertainties affect the application of such policies.  The “critical accounting policies” which we use are as follows:

•      Use of estimates

•      Oil and gas properties

•      Derivative instruments and hedging activity

•      Stock option compensation

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

Oil and gas properties - We account for our oil and gas producing activities using the full cost method of accounting as prescribed by the SEC.  Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.  Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserve quantities, on a country-by-country basis.  The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unevaluated properties, net of tax considerations. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.  Unevaluated leasehold costs, including brokerage costs, are individually assessed quarterly based on the remaining primary term of the leasehold.  In 2003, unevaluated leasehold costs and related brokerage fees of $1,705,998 were transferred to U.S. evaluated costs, or the full cost pool.  For the remaining costs, which includes seismic and geological and geophysical primarily related to Jackson County Texas, historically we have estimated reserve potential for the unevaluated properties using comparable producing areas or wells and risk that estimate by 50-75%.  As mentioned previously in Use of Estimates, reserve estimations are more imprecise for new or unevaluated areas.  Consequently, should certain geological conditions or factors exist, such as reservoir depletion, reservoir faulting, reservoir quality etc., but unknown to us at the time of our assessment, a materially different result could occur.

For 2003, it was the Company’s desire to have an industry partner or partners with geotechnical expertise to study and further evaluate the seismic in order to fully evaluate the potential of the areas.  Even though discussions with third parties were conducted, no arrangements were finalized in 2003.  Since no significant internal evaluation activity occurred in 2003, the Company believed it inappropriate to apply the same methodology used in prior years for its assessment of the Jackson County costs, which represents an average 20% working interest in 286 square miles of proprietary seismic and related interpretational data.  At December 31, 2003, the Company believed it more appropriate, due to the previously discussed circumstances and events with respect to Jackson County, to assess impairment based on the estimated value of the seismic data if sold or exchanged for other seismic data The assessment resulted in an impairment of $1,627,116 and the resulting impairment was transferred to U.S. evaluated costs and will be subject to amortization.

Derivative instruments and hedging activity – We use derivatives in a limited manner to protect against commodity price volatility.  Effectively, we sell a portion of our natural gas and crude oil based on a NYMEX based price with a set floor (bottom) and ceiling (top) price or a range.  Our derivatives are recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of transaction.  Typically, our derivative contract will consist of cash flow hedge transaction in which it hedges the variability of cash flow related to a forecasted transaction.  Changes in the fair value of these derivative instruments are recorded in other comprehensive income and reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.  The fair value of these contracts may vary materially with the fluctuations of natural gas and crude oil prices.  However, the fluctuation in fair value will be offset by the actual value received from the hedged volume.

Stock option compensation - Subsequent to December 31, 2002, we adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and related interpretations in accounting for our employee and director stock options.  Under SFAS No. 123, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  As allowed by Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS 123, certain transitional alternatives were available for a voluntary change to the fair value based method of accounting for stock-based employee compensation if adopted in a fiscal year beginning before December 16, 2002.  We adopted  the prospective method which applies prospectively the fair value recognition method to all employee and director awards granted, modified or settled after the beginning of the fiscal year in which the fair value based method of accounting for stock-based compensation is adopted, or in this case January 1, 2003.

Comparison of Results of Operations

Year ended December 31, 2003 and Compared to Year ended December 31, 2002

We had net income of $967,497 for the twelve months ended December 31, 2003 compared to a net loss of ($6,881,612) for the same period ended 2002.  A significantly higher natural gas and crude oil price environment and lower operating expenses were the primary reasons for the increase in net income.  The increase was partially offset by a decrease in our oil and gas production and higher general and administrative expenses during the first nine months of this year when compared to same period for last year.  Our results of operations for 2002 included a fourth quarter full cost ceiling impairment of $5,163,689.

The following table summarizes key items of comparison and their related increase (decrease) for the twelve months ended December 31 for the periods indicated.

In Thousands	Years Ended December 31,		$ - Increase (Decrease)	% - Increase (Decrease)
	2003	2002
Net income (loss)	$967.5	$(6881.6)	$7,849.1	(114)%
Oil and gas sales	12,276.5	9,244.5	3,032.0	33%
Field service income	648.2	403.3	244.9	61%
Operating expense	2,404.9	2,772.2	(367.3)	(13)%
Production tax expense	769.1	532.8	236.3	44%
Field service expense	185.3	195.4	(10.1)	(5)%
G&A expense	3,082.6	2,209.9	872.7	39%
Depletion – Full cost	4,671.1	4,911.0	(239.9)	(5)%
Depreciation – Field service and other	186.5	209.5	(23.0)	(11)%
Impairment expense	129.3	5,163.7	(5,034.4)	(97)%
Interest expense	476.1	558.3	(82.2)	(15)%
Income tax provision	(24.0)	—	(24.0)	—

Production:
Natural Gas – Mcf	1,859.1	2,249.4	(390.3)	(17)%
Crude Oil – Bbl	128.8	124.7	4.1	3%
Natural Gas Equivalent – Mcfe	2,631.9	2,997.6	(365.7)	(12)%

$ per unit:
Ave gas price per Mcf	$4.71	$2.91	$1.80	62%
Ave oil price per Bbl	27.36	21.68	5.68	26%
Ave operating expense per Mcfe	.91	.92	(.01)	(1)%
Ave production tax expense per Mcfe	.29	.18	.11	64%
Ave G&A per Mcfe	1.17	.74	.43	59%
Ave Depl per Mcfe	1.77	1.64	.13	8%

For the twelve months ended December 31, 2003, oil and gas sales increased $3,031,965, or 33%, from the same period in 2002, to $12,276,495.  The increase for the twelve months was a direct result of higher natural gas and crude oil prices.  Lower natural gas inventory levels and normal to above-normal winter demand in the first quarter contributed significantly to the higher natural gas prices.  Lower national storage levels, supply uncertainty due to global events and a weaker U.S. dollar, which impacts the OPEC basket price, favorably impacted crude oil prices.  The higher commodity prices resulted in an increase in oil and gas revenues of $4,077,702, with higher natural gas prices comprising 82% of the increase.  However, lower natural gas volume for the twelve months ended December 31, 2003, as compared to the same period in 2002, partially offset this increase.  Our natural gas production was 17% lower when compared to the same period in 2002.  The lower natural gas and crude oil production was primarily due to natural production decline associated with our South Texas, Brookshire, Lapeyrouse and Oklahoma coalbed methane properties.  Lower natural gas production volumes resulted in a reduction to natural gas sales of $1,134,855.  Our crude oil production volume for the twelve months ended December 31, 2003 was 3% higher when compared to the same period in 2002.  The increase in production was a result of our drilling activity in the Brookshire Dome, Texas properties and drilling and recompletion activity on the WEHLU, Oklahoma properties.

Generally, we sell our natural gas and crude oil to various purchasers on an indexed-based or spot price.  The indices for natural gas are generally affected by the NYMEX – Henry Hub spot prices while the posted prices for crude oil are generally affected by the NYMEX-Crude Oil West Texas Intermediate prices.  From time to time, we use hedges on a limited basis to lessen the impact of price volatility.  Hedges covered approximately 28% of our production on an equivalent MMbtu basis for the year ended December 31, 2003.  For the twelve months ended December 31, 2003, the average sales price received for our natural gas was reduced by approximately $.59 per Mcf from our natural gas hedges and the average sales price received for our crude oil was reduced by approximately $1.80 per Bbl from our crude oil hedges.  For further discussion please refer to Item 8. Financial Statements and Supplementary Data, Note 7,DERIVATIVE AND HEDGING ACTIVITIES.

Based on our natural gas production for the twelve months ended December 31, 2003, a decline in the average natural gas price realized by Beta of $1.00 per Mcf would have resulted in an approximate $1.3 million reduction in net income before income taxes.

Operating expenses, excluding production taxes, decreased $367,256, or 13%, to $2,404,897 for the twelve months ended December 31, 2003 compared to the same period for 2002.  The decrease was primarily due to lower operating expense associated with the Brookshire Dome, Texas properties, the Peace Creek and Zenith Field, Kansas properties and the 2002 divestment of certain low margin non-core properties.  Lower expenses in the Brookshire Dome area were primarily due to lower salt water disposal expense as a result of injection well availability and lower workover expense in 2003 on the Wade Crawford #1 and Kathleen Pickett #1.

Production tax expense increased $236,320, or 44%, for the twelve months ended December 31, 2003 as compared to the same period ended in 2002, due to higher natural gas and crude oil revenues.  Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales.

General and administrative expense for the twelve months ended December 31, 2003 increased $872,718, or 39%, to $3,082,605 compared to $2,209,887 for the same period in 2002.  The increase was due primarily to the following items:

Description	2003 increase over 2002
Bonus related to 2002 executive hiring	$400,000
Accrued 2003 employee bonuses	238,079
Compensation expense from stock options	237,130
Directors’ fees	103,500
Reserve for bad debt expense	(150,791)

Total	$827,918

The $400,000 executive bonus related to the hiring of a new chief executive officer in late 2002 and was paid in the first and third quarters of 2003.  Bonuses approved by our Compensation Committee were awarded to the employees for 2003 but were not paid until February 2004 and accordingly were accrued in 2003.  Compensation expense from stock options is the expense related to the issuance of common stock options issued to employees and directors during 2003.  On January 1, 2003, we adopted SFAS 123 (for further discussion, please refer to Item 8. Financial Statements and Supplementary Data,Note 8. STOCKHOLDERS’ EQUITY) and now recognize compensation expense based on the fair value of the stock options granted.  Directors’ fees increased in 2003 primarily due to the increased activity related to the proposed Petrohawk transaction in the fourth quarter of 2003.  In 2002, we recorded a reserve for bad debt expense related to the uncertainty of recoupment of a portion of a gas contracts settlement.  There was no comparable expense in 2003.

At December 31, 2003, we had approximately $245,000 of deferred costs associated with the pending Petrohawk transaction.  Should we not consummate the Petrohawk transaction, these costs would be reflected in our general and administrative cost at that time.  These deferred costs were recorded as a reduction to our paid in capital at December 31, 2003.

Depletion and depreciation expense decreased $262,975, or 5%, from the same period in 2002 to $4,857,597 for the twelve months ended December 31, 2003.  Depletion associated with evaluated oil and gas properties comprised 90% of the decrease.  Depletion for oil and gas properties is calculated using the “Unit of Production” method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  Lower production volumes for 2003, as compared to 2002, and a lower depletion rate for the fourth quarter due a significant increase in our December 31, 2003 reserves from our December 31, 2002 proved reserves were the primary reasons for the decrease in depletion expense.  However, the total decrease in depletion expense was partially offset due primarily to a decrease in our December 31, 2002 proved reserves related to our West Broussard prospect, which increased our depletion rate per Mcfe for the first nine months of 2003 to $1.90 as compared to $1.44 for the same period in 2002.  Depreciation expense for other assets includes depreciation associated with the gathering assets, which is calculated on a “unit of revenue” method.  The “unit of revenue” method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets.  Depreciation expense for the twelve month periods ended December 31, 2003 and 2002 was $186,536 and $209,540, respectively.

At December 31, 2002, we recorded a non-cash impairment charge of $5,163,689 on our U.S. domestic evaluated properties due to the transfer of $4,883,031 from unevaluated properties related to our Jackson County, Texas area.  Additionally, our proved reserves decreased in the fourth quarter of 2002 due to the reclassification of the proved undeveloped reserves associated with the West Broussard prospect, to a less certain reserve category.  There was no comparable impairment for our U.S. domestic evaluated properties in 2003.

In the fourth quarter of 2003, the Company transferred 100% of the costs associated with a drilling concession in West Queensland Australia in which the Company owns a 25% working interest to our foreign evaluated properties.  The concession expired at December 31, 2003 and the operator of the concession  has applied for a re-extension but at this date no formal extension has been granted by the Australian government.  The prospect remains active but due to the uncertainty for the renewal of the concession the Company elected to charge 100% of the costs to impairment expense in 2003.  The amount transferred and impaired was $129,279.

Interest expense decreased for twelve months ended December 31, 2003, compared to the same period 2002, as a result of lower interest rates and a lower outstanding debt balance.

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

In Thousands	Years Ended December 31,		$ - Increase (Decrease)	% - Increase (Decrease)
	2002	2001
Net income (loss)	$(6,881.6)	$(9,046.1)	$2,164.5	(24)%
Oil and gas sales	9,244.5	12,788.1	(3,543.6)	(28)%
Field service income	403.3	868.4	(465.1)	(54)%
Operating expense	2,772.2	2,589.7	182.5	7%
Production tax expense	532.8	879.5	(346.7)	(39)%
Field service expense	195.4	339.3	(143.9)	(42)%
G&A expense	2,209.9	2,679.1	(469.2)	(18)%
Depletion – Full cost	4,911.0	4,858.4	52.6	1%
Depreciation – Field service and Other	209.5	318.5	(109.0)	(34)%
Impairment expense	5,163.7	13,805.0	(8,641.3)	(63)%
Interest expense	558.3	867.8	(309.5)	(36)%
Income tax – (provision) benefit	—	3,504.4	(3,504.4)	—

Production:
Natural Gas – Mcf	2,249.4	2,512.5	(263.1)	(10)%
Crude Oil – Bbl	124.7	114.3	10.4	9%
Natural Gas Equivalent – Mcfe	2,997.6	3,198.3	(200.7)	(6)%

$ per unit:
Ave gas price per Mcf	$2.91	$3.97	$(1.06)	(27)%
Ave oil price per Bbl	21.68	24.72	(3.04)	(12)%
Ave operating expense per Mcfe	.92	.81	.11	14%
Ave production tax expense per Mcfe	.18	.27	(.09)	(33)%
Ave G&A per Mcfe	.74	.84	(.10)	(12)%
Ave Depl per Mcfe	1.64	1.52	.12	8%

For the year ended December 31, 2002, oil and gas sales decreased $3,543,585 or 28%, from the year ended 2001, to $9,244,530.  The decrease resulted from lower commodity prices and lower natural gas production.  The lower commodity prices resulted in a decrease in revenue of approximately $2,758,573 or 78% of the total decrease from 2001.  Lower natural gas prices comprised 86% of the total price decrease with lower crude oil prices accounting for the remaining 14%.   Lower natural gas production volumes resulted in lower 2002 revenues, when compared to 2001, of $1,043,349 partially offset by higher 2002 crude oil production.  The increase in 2002 crude oil production, from 2001 production, resulted in increased revenues of $258,338.  Natural gas sales volumes were lower for the twelve months ended December 31, 2002 compared to the same period ended 2001, primarily due to lower production in our South Texas shallow Frio wells and West Cameron Block 49 wells partially offset by production from the T. Cenac #1 well, located in the Lapeyrouse field, Terrebonne Parish, Louisiana.  The lower production was due to natural decline in the South Texas wells and water production in the West Cameron Block 49 wells, which were reworked and restored to production late in the third quarter of 2002.  Increased crude oil production was primarily due to new production associated with our exploration activity in the Brookshire Dome area in Waller County, Texas and the T. Cenac #1.

Generally, we sell our natural gas to various purchasers on an index-based price.  These indices are generally affected by the NYMEX – Henry Hub spot price.  We use hedges on a limited basis to lessen the impact of price volatility.  Hedges covered approximately 54% of our production on an equivalent MMbtu basis for the year ended December 31, 2002.  Based on our natural gas production for the twelve months ended December 31, 2002, a decline in the average natural gas price realized by Beta of $1.00 per Mcf would have resulted in an approximate $2.1 million reduction in net income before income taxes.

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

General and administrative expenses for the twelve months ended December 31, 2002 decreased approximately  $469,234, or 18%, to $2,209,887 compared to $2,679,121 for the same period in 2001.  The decrease was primarily due to lower personnel costs, including salaries from personnel reductions, outside services, legal, travel and insurance expense.  Additionally, the twelve-month period ended December 31, 2001 included a non-recurring charge of $205,415 relating to a settlement of a gas contract dispute.  General and administrative expense for 2002 included non-recurring items of 1.) Executive separation compensation of approximately $157,000, 2.) $50,000 executive signing bonus related to our new President and 3.) Bad debt expense of $155,000 related to the recoupment of a portion of the gas contract settlement previously discussed.

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

Income Taxes

As of December 31, 2003, we had available, to reduce future taxable income, a U.S. federal regular net operating loss (‘NOL”) carryforward of approximately $23,627,576, and a U.S. federal alternative minimum tax NOL carryforward of approximately $21,255,782, which expire in the years 2018 through 2023.  Utilization of the tax net operating loss carryforward may be limited in the event a 50% or more change of ownership occurs within a three-year period.  The tax net operating loss carryforward may be limited by other factors as well.  We also had various state NOL carryforwards totaling approximately $5,311,670 at December 31, 2003, with varying lengths of allowable carryforward periods ranging from five to 20 years and can be used to offset future state taxable income.  However, if we consummate the proposed Petrohawk transaction, the amount of the NOL carryforwards that we will be able to use in any one year will be significantly restricted.  This is because Petrohawk will own approximately 55% of our outstanding common stock, if the transaction is consummated, resulting in a change of control.  We had no deferred income taxes at December 31, 2003.

Related Party Transactions

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

Mr. Robert E. Davis, Jr., director and Chairman of the Company’s Board of Directors, has overriding royalty interests in certain of the Company’s oil and gas properties, which were acquired from Red River Energy, LLC (“Red River”) in September 2000.  Mr. Davis, former Executive Vice President and Chief Financial Officer of Red River, received the overriding royalty interests as part of his compensation while employed at Red River, prior to its merger with the Company.  Mr. Davis received approximately $49,800 in royalty income from Beta properties during 2003.

Director Rolf N. Hufnagel, director since June 20, 2003, and his wife have overriding royalty interests in certain of our oil and gas properties that were acquired from Red River in September 2000. Mr. Hufnagel received the overriding royalty interests as part of his compensation while employed at Red River. Mr. Hufnagel  and his wife, collectively, received approximately $136,300 in royalty income from Beta properties during 2003.

Impact of Recently Issued Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 and revised this interpretation in December 2003 (“FIN 46”).  FIN 46 requires the consolidation of variable interest entities by their primary beneficiary if the variable interest entities do not effectively disperse risks among the parties involved.  Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority of voting interest in the entity.  The adoption of FIN 46 had no impact on our financial position or results of operations.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features.  SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003.  The adoption of SFAS 149 had no impact on our financial position or results of operations.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  Early adoption of SFAS 150 is not permitted.  The adoption of SFAS 150 had no impact on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to adverse changes in oil and gas prices.  Our oil and gas revenues can be significantly affected by volatile oil and gas prices.  This volatility can be mitigated through the use of oil and gas derivative financial hedging instruments.    Through the third quarter of 2003, we hedge a portion of our production using costless collars and swaps and we may use such instruments in the future to hedge our production.  At December 31, 2002, the fair value of these derivatives was a liability of $702,417.  Based on the actual production for the twelve months ended December 31, 2003, approximately 30% of our natural gas production and approximately 23% was hedged for 2003.  At December 31, 2003, we had no outstanding hedges due to a projected strong market for both natural gas and crude oil.  For more information please refer to Item 8.  Financial Statements and Supplementary Data, Note 7. DERIVATIVE AND HEDGING ACTIVITIES.

We are also exposed to market risk related to adverse changes in interest rates.  Our interest rate risk exposure results primarily from short-term rates, mainly LIBOR-based on borrowing from our commercial bank.  At December 31, 2003, all of our outstanding debt was at variable rates.  This volatility could be mitigated through the use of financial derivative instruments.  Currently, we do not have any derivative financial instruments in place to mitigate this potential risk.  Based on a 10% increase or decrease in interest rates, our interest expense and net income would have increased or decreased by approximately $45,500 for 2003 and approximately $49,600 for 2002.

Item 8.                                   Financial Statements and Supplementary Data.

Our financial statements and supplementary financial data, which begin on page F-1, are included elsewhere in this report.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 5, 2003, we appointed Ernst & Young, LLP (“EY”) as independent auditors to perform the audit of our financial statements for fiscal year 2003.  The appointment was effective June 20, 2003 with the ratification by our shareholders.  The decision was made by our audit committee of our board of directors and approved by the entire board.  It was our desire and need to have independent auditors with an office and presence in Tulsa, Oklahoma where our corporate office is located.  Our prior auditors, HEIN & Associates LLP (“HEIN”), do not maintain a Tulsa office and the HEIN representatives with whom we dealt were located in Orange, California.  HEIN remained our independent auditors until June 20, 2003.

There were no disagreements with HEIN on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HEIN, would have caused it to make reference thereto in its report on our financial statements for such time periods.  Also during those time periods, there were no “reportable events” as such term is used in Item 304(a)(1)(v) of Regulation SK.

Item 9A.                          Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on  Form 10-K are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fourth fiscal quarter of the fiscal year covered by this report on Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.  Directors And Executive Officers Of The Registrant.

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2004 annual meeting under the headings “Proposal One — Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics”.

Item 11.  Executive Compensation

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2004 annual meeting under the heading “Executive Compensation.”

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2004 annual meeting under the heading “Principal Stockholders and Security Ownership of Management.”

Item 13.  Certain Relationships And Related Transactions

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2004 annual meeting under the heading “Certain Transactions.”

Item 14.  Principal Accountant Fees and Services

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2004 annual meeting under the heading “Ratification of Appointments of Independent Auditors.”

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

(3) Exhibits:

The following documents are included as exhibits to this Form 10-K.

EXHIBIT NUMBER	DESCRIPTION

3.1	Original Articles of Incorporation of Registrant as amended on March 19, 1998, incorporated by reference to Exhibit 3.1 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
3.2

Certificate of Amendment of Articles of Incorporation of the Registrant, dated August 28, 2000, incorporated by reference to Exhibit 3.1 of Beta’s Annual Report of Form 10-K filed for the year ended December 31, 2000.

3.3	Amended and Restated Bylaws of the Registrant, dated June 20, 2003, incorporated by reference to Exhibit 3.01 of Beta’s Second Quarter 2003 Form 10-Q filed August 13,2003.
4.1	Form of Warrant Agreement covering warrants issued to employees as employment inducements.
4.2	Warrant Agreement between Beta and Brookstreet Securities dated July 30, 1999.
4.3	Form of Warrant Agreement with suppliers, service providers and other third parties.
4.4	Certificate of Designation of Beta Oil & Gas, Inc.'s 8% Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of Beta's Form 8-K filed on July 3, 2001.
4.5	Warrant Agreement between Beta and its preferred shareholders, including Warrant Certificates A and B, incorporated by reference to Exhibit 4.1 of Beta's Form 8-K filed on July 3, 2001.
10.1	Formosa Grande Prospect Agreement, Dated August 1, 1997, incorporated by reference to Exhibit 10.1 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.2	Texana Prospect Agreement, Dated July 15, 1997, incorporated by reference to Exhibit 10.2 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.3	Ganado Prospect Agreement, Dated November 1, 1997, incorporated by reference to Exhibit 10.3 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998..
10.4	Lapeyrouse Prospect Agreement, Dated October 13, 1997, incorporated by reference to Exhibit 10.5 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.5	Rozel (Transition Zone) Prospect Agreement, Dated February 24,1998, incorporated by reference to Exhibit 10.6 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.6	Steve Antry Employment Agreement, Dated June 23,1997 incorporated by reference to Exhibit 10.9 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.7	BWC Prospect Agreement, Dated April 1, 1998, incorporated by reference to Exhibit 10.14 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.8	Redfish Prospect Agreement Dated January 6, 1999, incorporated by reference to Exhibit 10.19 of Beta’s Amendment No. 2 to S-1/A Registration Statement No. 333-68381 filed May 3, 1999.
10.9	Shark Prospect Agreement Dated January 6, 1999, incorporated by reference to Exhibit 10.20 of Beta’s Amendment No. 2 to S-1/A Registration Statement No. 333-68381 filed May 3, 1999.
10.10	Northeast Hitchcock Agreement Dated July 30, 1999, incorporated by reference to Exhibit 10.24 of Beta’s Form 10-K/A for the year 1999 filed March 30, 2000.
10.11	Sarah White Agreement Dated July 30, 1999, incorporated by reference to Exhibit 10.25 of Beta’s Form 10-K/A for the year 1999 filed March 30, 2000.
10.12

Revised Joint Development Agreement dated August 8, 2000 between Red River Energy, L.L.C. and Avalon Exploration, Inc., incorporated by reference to Exhibit 10.27 of Beta’s Third Quarter Form 10-Q filed November 14, 2000.

10.13	Mushroom Project Participation Agreement, Austin and Waller Counties, Texas, dated June 14, 2000, incorporated by reference to Exhibit 10.29 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.

10.14	Starboard Area Letter Agreement, Terrebone Parish, Louisiana dated June 16, 2000 incorporated by reference to Exhibit 10.30 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.
10.15

First Amended and Restated Revolving Credit Agreement between Bank of Oklahoma and Red River Energy, LLC dated March 30, 1999, incorporated by reference to Exhibit 10.31 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.

10.16

First Amendment to First Amended and Restated Revolving Credit Agreement between Bank of Oklahoma and Red River Energy, LLC dated February 1, 2000, incorporated by reference to Exhibit 10.32 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.

10.17

Second Amendment to First Amended and Restated Revolving Credit Agreement between Bank of Oklahoma and Red River Energy, LLC dated June 15, 2000, incorporated by reference to Exhibit 10.33 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.

10.18

Third Amendment to First Amended and Restated Revolving Credit Agreement between Bank of Oklahoma and Beta Oil & Gas, Inc. dated March 19, 2001, incorporated by reference to Exhibit 10.34 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.

10.19	Form of Placement Agent Agreement for Preferred Placement Offering dated March 15, 2001, incorporated by reference to Exhibit 10.35 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.
10.20

Letter Agreement Between Avalon Exploration, Inc. and Beta Oil & Gas, Inc. dated September 7, 2001 amending Revised Joint Development Agreement dated August 8, 2000 between Red River Energy, L.L.C. and Avalon Exploration, Inc., incorporated by reference to Exhibit 10.27 of Beta’s Third Quarter Form 10-Q filed November 14, 2000.

10.21	The Amended 1999 Incentive and Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 99 of Beta’s 14A Definitive Proxy Statement dated and filed August 14, 2000.
10.22

Fourth Amendment to First Amended and Restated Revolving Credit Agreement dated March 15, 2002 between Beta Oil & Gas, Inc. and Bank of Oklahoma, N.A., incorporated by reference to Exhibit 10.36 of Beta’s Second Quarter 2002 Form 10-Q filed August 14, 2002.

10.23	Promissory Note dated March 15, 2002 between Beta Oil & Gas, Inc. and Bank of Oklahoma, N.A., incorporated by reference to Exhibit 10.37 of Beta’s Second Quarter 2002 Form 10-Q filed August 14, 2002.
10.24

Revolving Credit Note dated March 15, 2002 between Beta Oil & Gas, Inc. and Bank of Oklahoma N.A., incorporated by reference to Exhibit 10.38 of Beta’s Second Quarter 2002 Form 10-Q filed August 14, 2002.

10.25

Agreement between Beta Oil & Gas, Inc., Penn Virginia Oil & Gas Corporation, et.al. dated September 3, 2002, incorporated by reference to Exhibit 10.38 of Beta’s Third Quarter 2002 Form 10-Q filed November 14, 2002.

10.26	Letter Agreement between Beta Oil & Gas, Inc. and David A. Wilkins dated September 16, 2002 regarding the terms of his employment.
10.27	Separation Agreement with between Steve Antry and Beta Oil & Gas, Inc.dated October 1, 2002.
10.28	Employment Inducement Stock Option Agreement between Beta Oil & Gas, Inc. and David A. Wilkins dated October 1, 2002.
10.29

Fifth Amendment to First Amended and Restated Revolving Credit Agreement dated June 30, 2003 between Beta Oil & Gas, Inc. and Bank of Oklahoma, N.A., incorporated by reference to Exhibit 10.42 of Beta’s Second Quarter 2003 Form 10-Q filed August 13, 2003.

10.30	Promissory Note dated June 30, 2003 between Beta Oil & Gas, Inc. and Bank of Oklahoma, N.A., incorporated by reference to Exhibit 10.43 of Beta’s Second Quarter 2003 Form 10-Q filed August 13,2003.
10.31

Second Amendment to Second Amended and Supplemental Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment dated June 30, 2003 from Beta Operating Company, L.L.C. to Michael M. Coats, Trustee and Bank of Oklahoma, N.A., incorporated by reference to Exhibit 10.44 of Beta’s Second Quarter 2003 Form 10-Q filed August 13,2003.

10.32	Amendment One to Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 10.45 of Beta’s Second Quarter 2003 Form 10-Q filed August 13,2003.
10.33

Agreement among Beta Oil & Gas, Inc., Steve A. Antry, Rolf N. Hufnagel, Robert E. Davis, Jr., Robert C. Stone, Jr. and David A. Wilkins, dated June 20, 2003, regarding voting of shares at 2003 annual meeting incorporated by reference to Exhibit 10.1 of Beta's Form 8-K filed on June 24, 2004.

10.34

Operating Agreement dated July 31, 2003 and effective July 1, 2003, between Beta Operating Company, L.L.C. and Woolsey Petroleum relating to a 13 well drilling commitment, incorporated by reference to Exhibit 10.46 of Beta’s Third Quarter 2003 Form 10-Q filed November 14,2003.

10.35

Letter agreement dated July 9, 2003, between Beta Oil & Gas, Inc. and Petro Capital Advisors, L.L.C. relating to financial advisory services, incorporated by reference to Exhibit 10.47 of Beta’s Third Quarter 2003 Form 10-Q filed November 14, 2003.

10.36	Letter agreement dated October 13, 2003 between Beta Oil & Gas, Inc. and Petro Capital Advisors, LLC amending certain terms under the July 9, 2003 letter agreement, incorporated by reference to Exhibit 10.48 of Beta’s Third Quarter 2003 Form 10-Q filed November 14, 2003.
10.37

Securities Purchase Agreement dated December 12, 2003 between Beta Oil & Gas, Inc. and Petrohawk Energy, LLC, incorporated by reference to Appendix A to Beta's Preliminary Proxy Statement filed on Schedule 14A on January 9, 2004.

10.38

Stockholders Agreement by and among Beta Oil & Gas, Inc. and certain of its stockholders, incorporated by reference to Appendix E to Beta's Preliminary Proxy Statement on Schedule 14A on January 9, 2004.

16.1	Letter of HEIN & Associates LLP is incorporated by reference to Exhibit 16 Beta’s Current Report on Form 8-K/A filed on May 19, 2003.
21.1	List of Subsidiaries incorporated by reference to Exhibit 21 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.
23.1	Consent of Hein & Associates, LLP. dated March 22, 2004
23.2	Consent of Ryder Scott Company, L.P. dated March 23 2004
23.3	Consent of Ernst & Young LLP dated March 25, 2004
23.4	Consent of Netherland, Sewell & Associates, Inc.dated March 23, 2004
31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Beta did not file any current reports on Form 8-K during the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BETA OIL & GAS, INC.

Date: March 25, 2004	By:	/s/ David A. Wilkins

David A. Wilkins
Chief Executive Officer and President

	By:	/s/ Joseph L. Burnett

Joseph L. Burnett
Chief Financial Officer, and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Davis, Jr	Chairman of the	March 25, 2004
Robert E. Davis, Jr.	Board of Directors

/s/ David A. Wilkins	Chief Executive Officer	March 25, 2004
David A. Wilkins	and President

/s/ Joseph L. Burnett	Chief Financial Officer, Corporate	March 25, 2004
Joseph L. Burnett	Secretary and Principal Accounting Officer

/s/ David A. Melman	Director	March 25, 2004
David A. Melman

/s/ Rolf N. Hufnagel	Director	March 25, 2004
Rolf N. Hufnagel

/s/ Robert C. Stone, Jr.	Director	March 25, 2004
Robert C. Stone, Jr.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

  of Beta Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheet of Beta Oil & Gas, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beta Oil & Gas, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 1 and 5 to the consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations.  In addition, as also discussed in Note 1, effective January 1, 2003, the Company adopted, prospectively, the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

ERNST & YOUNG LLP

Tulsa, Oklahoma
March 19, 2004

INDEPENDENT AUDITOR’S REPORT

The Stockholders and Board of Directors

Beta Oil & Gas, Inc.

Tulsa, Oklahoma

We have audited the consolidated balance sheets of Beta Oil & Gas, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beta Oil & Gas, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP
Certified Public Accountants

Orange, California
February 14, 2003

BETA OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2003	2002
CURRENT ASSETS:
Cash	$2,109,681	$927,313
Accounts receivable
Oil and gas sales	1,898,746	1,676,935
Other	113,529	149,243
Income tax receivable	5,934	52,115
Prepaid expenses and other	266,728	187,818
Total current assets	4,394,618	2,993,424

OIL AND GAS PROPERTIES, at cost (full cost method)
Evaluated properties	78,717,380	70,907,441
Unevaluated properties	1,294,212	4,582,605
Less – accumulated amortization and impairment of full cost pool	(39,740,116)	(35,133,445)
Net oil and gas properties	40,271,476	40,356,601

OTHER OPERATING PROPERTY AND EQUIPMENT, at cost
Gas gathering system	1,496,404	1,507,177
Support equipment	197,379	221,413
Other	276,498	215,302
Less – accumulated depreciation	(813,450)	(616,865)
Net other operating property and equipment	1,156,831	1,327,027

OTHER ASSETS	292,318	76,208

TOTAL ASSETS	$46,115,243	$44,753,260

CURRENT LIABILITIES:
Notes payable	$67,570	$70,831
Accounts payable, trade	1,578,989	1,909,226
Futures transaction hedge liability	—	702,417
Dividends payable	112,707	112,707
Asset retirement obligation – current portion	171,860	—
Other accrued liabilities	566,990	275,290
Total current liabilities	2,498,116	3,070,471

LONG-TERM DEBT, less current portion	13,284,652	13,634,652

ASSET RETIREMENT OBLIGATION	1,062,860	—

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized; 604,271 shares issued and outstanding at December 31, 2003 and 2002; liquidation value at December 31, 2003 and 2002 is $5,702,097.	604	604
Common stock, $.001 par value; 50,000,000 shares authorized; 12,446,072 shares issued; 12,429,307 and 12,440,057 shares outstanding at December 31, 2003 and 2002, respectively	12,447	12,447
Additional paid-in capital	51,924,225	51,917,235
Treasury stock, at cost; 16,765 and 6,015 shares reacquired at December 31, 2003 and December 31, 2002, respectively	(36,428)	(28,153)
Accumulated other comprehensive income	—	(702,417)
Accumulated deficit	(22,631,233)	(23,151,579)

Total stockholders’ equity	29,269,615	28,048,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,115,243	$44,753,260

See accompanying notes to consolidated financial statements.

BETA OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001

REVENUES:
Oil and gas sales	$12,276,495	$9,244,530	$12,788,115
Field services	648,194	403,311	868,406
Total revenue	12,924,689	9,647,841	13,656,521

COSTS AND EXPENSES:
Lease operating expense	3,173,985	3,304,921	3,469,194
Field services	185,254	195,430	339,329
General and administrative	3,082,605	2,209,887	2,679,121
Full cost ceiling impairment	129,279	5,163,689	13,805,035
Depreciation and amortization expense	4,857,597	5,120,572	5,176,897
Total costs and expenses	11,428,720	15,994,499	25,469,576

INCOME (LOSS) FROM OPERATIONS	1,495,969	(6,346,658)	(11,813,055)

OTHER INCOME (EXPENSE):
Interest expense	(476,078)	(558,297)	(867,835)
Interest income and other	(30,034)	23,343	130,374
Total other expense	(506,112)	(534,954)	(737,461)

INCOME (LOSS) BEFORE TAX PROVISION	989,857	(6,881,612)	(12,550,516)
INCOME TAX BENEFIT (PROVISION)	(24,000)	—	3,504,432
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	965,857	(6,881,612)	(9,046,084)
CUMULATIVE EFFECT ON PRIOR YEARS FROM ADOPTION OF FASB STATEMENT NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATION	1,640	—	—
NET INCOME (LOSS)	967,497	(6,881,612)	(9,046,084)
PREFERRED DIVIDENDS	(447,151)	(447,151)	(231,821)
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDER	$520,346	$(7,328,763)	$(9,277,905)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$.04	$(.59)	$(.75)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$.04	$(.59)	$(.75)

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$967,497	$(6,881,612)	$(9,046,084)
OTHER COMPREHENSIVE INCOME:
Transition adjustment related to change in accounting for derivative instruments and hedging activities (net of income taxes)	—	—	(953,488)
Reclassification of realized loss on qualifying cash flow hedges (net of income taxes)	1,336,844	829,248	340,048
Unrealized gain (loss) on qualifying cash flow hedges (net of income taxes)	(634,427)	(1,600,173)	681,948

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,669,914	$(7,652,537)	$(8,977,576)

See accompanying notes to consolidated financial statements.

BETA OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

					ADDITIONAL PAID IN CAPITAL		ACCUMULATED COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	PREFERRED		COMMON			TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCES, January 1, 2001	—	$—	12,340,951	$12,341	$46,592,976	$—	$—	$(6,544,911)	$40,060,406

Issuance of shares pursuant to private placement, net	604,271	604	—	—	5,040,924	—	—	—	5,041,528
Issuance of shares for warrant exercise	—	—	57,621	58	180,799	—	—	—	180,857
Treasury stock acquired	—	—	—	—	—	(198,920)	—	—	(198,920)
Preferred dividends	—	—	—	—	—	—	—	(231,821)	(231,821)
Transition adjustment related to change in accounting for derivative instruments and hedging activities (net of income taxes)	—	—	—	—	—	—	(953,488)	—	(953,488)
Reclassification of realized (gain) loss on qualifying cash flow hedges (net of income taxes)	—	—	—	—	—	—	340,048	—	340,048
Unrealized gain (loss) on qualifying cash flow hedges (net of income taxes)	—	—	—	—	—	—	681,948	—	681,948
Net loss	—	—	—	—	—	—	—	(9,046,084)	(9,046,084)

BALANCES, Dec. 31, 2001	604,271	604	12,398,572	12,399	51,814,699	(198,920)	68,508	(15,822,816)	35,874,474

Issuance of shares for warrant exercise	—	—	47,500	48	94,952	—	—	—	95,000
Compensation associated with warrant extension	—	—	—	—	14,842	—	—	—	14,842
Treasury stock issued	—	—	—	—	—	170,767	—	—	170,767
Offering costs pursuant to 2001 private placement	—	—	—	—	(7,258)	—	—	—	(7,258)
Preferred dividends	—	—	—	—	—	—	—	(447,151)	(447,151)
Reclassification of realized (gain) loss on qualifying cash flow hedges	—	—	—	—	—	—	829,248	—	829,248
Unrealized gain (loss) on qualifying cash flow hedges	—	—	—	—	—	—	(1,600,173)	—	(1,600,173)
Net loss	—	—	—	—	—	—	—	(6,881,612)	(6,881,612)

BALANCES, December 31, 2002	604,271	$604	12,446,072	$12,447	$51,917,235	(28,153)	$(702,417)	$(23,151,579)	$28,048,137

Compensation associated with issuance of options	—	—	—	—	251,972	—	—	—	251,972
Treasury stock acquired	—	—	—	—	—	(8,275)	—	—	(8,275)
Deferred offering costs relative to Petrohawk transaction	—	—	—	—	(244,982)	—	—	—	(244,982)
Preferred dividends	—	—	—	—	—	—	—	(447,151)	(447,151)

Reclassification of realized (gain) loss on qualifying cash flow hedges	—	—	—	—	—	—	1,336,844	—	1,336,844
Unrealized gain (loss) on qualifying cash flow hedges	—	—	—	—	—	—	(634,427)	—	(634,427)
Net income								967,497	967,497

BALANCES, December 31, 2003	604,271	$604	12,446,072	$12,447	$51,924,225	$(36,428)	$—	$(22,631,233)	$29,269,615

See accompanying notes to consolidated financial statements

BETA OIL & GAS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before cumulative effect of change in accounting principle	$965,857	$(6,881,612)	$(9,046,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,857,597	5,120,572	5,176,897
Loss on sale of equipment	35,684	—	6,865
Impairment expense	129,279	5,163,689	13,805,035
Deferred income tax	—	—	(3,526,304)
Compensation expense from stock option issuances	251,972	—	—
Compensation associated with warrant extension	—	14,842	—
Change in operating assets and liabilities:
Accounts receivable	(186,097)	325,744	709,922
Income tax receivable	46,181	(13,612)	(38,503)
Prepaid expenses	(78,910)	(323)	13,120
Accounts payable, trade	(330,237)	(562,979)	1,828,791
Income taxes payable	—	—	(198,650)
Accretion of asset retirement obligation	50,245	—	—
Asset retirement obligation incurred	(34,965)	—	—
Other accrued expenses	291,700	(188,569)	316,006

Net cash provided by operating activities	5,998,306	2,977,752	9,047,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas property expenditures	(4,043,424)	(6,838,779)	(14,927,031)
Proceeds received from sale of oil and gas properties	549,287	3,229,388	1,065,989
Gas gathering and equipment expenditures	(52,022)	(36,103)	(177,103)
Proceeds received from equipment sale	—	2,556	16,535
Change in other assets	(216,110)	1,396,361	(726,430)

Net cash used in investing activities	(3,762,269)	(2,246,577)	(14,748,040)

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	—	95,000	180,857
Proceeds from premiums payable	284,852	233,637	152,680
Repayment of premiums payable	(274,038)	(221,401)	(174,284)
Proceeds from notes payable	—	—	900,000
Repayment of notes payable	(364,075)	(12,887)	(1,061,789)
Proceeds from preferred stock private placement	—	—	5,589,390
Offering costs for preferred stock private placement	—	(7,258)	(547,862)
Deferred offering costs relative to pending Petrohawk transaction	(244,982)	—	—
Acquisition of treasury stock	(8,275)	—	(198,920)
Dividends paid	(447,151)	(447,152)	(119,114)

Net cash provided by (used in) financing activities	(1,053,669)	(360,061)	4,720,958

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,182,368	371,114	(979,987)

CASH AND CASH EQUIVALENTS
Beginning of period	927,313	556,199	1,536,186
End of period	$2,109,681	$927,313	$556,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$518,800	$515,524	$867,835
Income taxes	$32,500	$13,612	$236,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of common stock and warrants issued for:
Oil and gas properties	$—	$170,267	$—

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

Oil and Gas Properties - The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.  Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis.  Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis, if the properties have similar characteristics.  The net capitalized costs of evaluated oil and gas properties are subject to a full cost ceiling limitation- in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. Any impairments to unevaluated properties are recorded as transfers to the full cost pool.

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

Other Operating Property and Equipment - Other operating property and equipment are stated at cost.  Provision for depreciation and amortization on property and equipment is calculated using the straight-line and accelerated methods over the estimated useful lives (ranging from 3 to 10 years) of the respective assets.  Amortization from the gathering assets is computed on a units of revenue method based on the total future gross revenues.  The cost of normal maintenance and repairs is charged to operating expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset.  The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gain or losses are reflected in current operations.

Asset Retirement Obligation - In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”).  The Company was required to adopt this new standard beginning January 1, 2003.  SFAS No. 143 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.  Upon adoption, the Company recorded an asset retirement obligation to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and gas wells.  The Company estimated the expected cash flow associated with the obligation and discounted the amount using a credit-adjusted, risk-free interest rate.  The transition adjustment resulting from the adoption of SFAS No. 143 was reported as a cumulative effect of a change in accounting principle.  At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary.  The Company evaluates whether there are indicators that suggests the estimated cash flows underlying the obligation have materially changed.  Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment.

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

Income Taxes - The Company accounts for income taxes using the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The table below shows the purchasers that each accounted for 10% or more of the Company’s revenue during the specified years.

	2003	2002
Duke Energy Field Services, LLC	33%	31%
Allegro Investments	10%	14%
Sunoco, Inc.	10%	9%

We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and gas we produce.  Other purchasers are available in our areas of operations.

Fair Value of Financial Instruments - The estimated fair values for financial instruments under FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.  The estimated fair value of long-term debt approximates its carrying value because the debt carries interest rates that approximate current market rates.

Stock Based Compensation - On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and related interpretations in accounting for its employee and director stock options and applies the fair value based method of accounting to such options.  Under SFAS No. 123, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Under Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123, certain transitional alternative wereavailable for a voluntary change to the fair value based method of accounting for stock-based employee compensation if adopted in a fiscal year beginning before December 16, 2003.  The Company used the prospective method which applies prospectively the fair value recognition method to all employee and director awards granted, modified or settled after the beginning of the fiscal year in which the fair value based method of accounting for stock-based compensation is adopted.  Previous to the adoption, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options.  However, as required by SFAS No. 123, the Company disclosed on a pro forma basis the impact of the fair value accounting for employee stock options.  Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by SFAS No. 123.

Since the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted, modified or settled after January 1, 2003, the cost related to stock-based compensation included in the determination of income for the twelve month period ended December 31, 2003, 2002 and 2001 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.  Awards vest over periods ranging from one to three years.  The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2003	2002	2001

Net income (loss) applicable to common shareholders as reported	$520,346	$(7,328,763)	$(9,277,905)
Add: Stock-based compensation expense included in reported net income (loss)	251,972	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(406,431)	(240,534)	(237,164)

Pro forma net income (loss) applicable to common shareholders	$365,887	$(7,569,297)	$(9,515,069)

Income (loss) per share;
Basic – as reported	$.04	$(.59)	$(.75)
Basic – pro forma	$.03	$(.61)	$(.77)

Diluted – as reported	$.04	$(.59)	$(.75)
Diluted – pro forma	$.03	$(.61)	$(.77)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average assumptions used for options granted in 2003 include expected volatility of approximately 61.3%, a risk-free interest rate of 3.15% and expected lives of 5.2 years.  The weighted average assumptions used for options granted in 2002 include expected volatility of approximately 56.1%, a risk-free interest rate of 2.71% and expected lives of 3.7 years.  The weighted average assumptions used for options granted in 2001 include expected volatility of approximately 53.1%, a risk-free interest rate of 3.73% and expected lives of 2 years.

Derivative and Hedging Activities - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No.133”).  The FASB subsequently issued Statements No. 137 and Statement No. 138 which are amendments to SFAS No. 133.  The Company adopted SFAS No. 133, as amended, beginning January 1, 2001.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  All derivatives are recorded in current earnings unless specific hedge accounting criteria are met, including formally designating and assessing the effectiveness of the transactions that receive hedge accounting treatment.  From time to time, the Company may hedge a portion of its natural gas and/or crude oil production.  Derivative contracts entered into by the Company have consisted of cash flow hedge transactions in which the Company hedges the variability of cash flow related to a forecasted transaction.  Changes in the fair value of these derivative instruments are recorded in other comprehensive income and are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion related to basis changes and time value of all hedges is recognized in current period earnings.

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

New Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 and revised this interpretation in December 2003 (“FIN 46”).  FIN 46 requires the consolidation of variable interest entities by their primary beneficiary if the variable interest entities do not effectively disperse risks among the parties involved.  Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority of voting interest in the entity.  The adoption of FIN 46 had no impact on the company’s financial position or results of operations.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features.  SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003.  The adoption of SFAS 149 had no impact on the company’s financial position or results of operations.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  Early adoption of SFAS 150 is not permitted.  The adoption of SFAS 150 had no impact on the company’s financial position or results of operations.

2.               ACQUISITIONS, SALES AND OIL AND GAS OPERATIONS:

Acquisitions and Sales - In 2003, the Company acquired additional working interests in certain non-operated properties, in which it had existing working interests, for $480,000.  Subsequent to the purchase of the 20% working interests, the acquired working interests were sold for $530,000.

In 2002, the Company sold interests in various internally generated prospects, unevaluated acreage and minority interests in non-core marginal producing properties for $3,229,388 and certain drilling promotes.  The prospects were ready for sale as the Company had completed the leasing activity in late 2001.  The following discussion addresses the activity that occurred in 2002, with updated information from 2003 activity or events.

1.)                Lake Boeuf prospect, Lafourche Parish, Louisiana – 87.5% of the Company’s 100% interest was sold with the Company retaining a 12.5% working interest after casing point.   The Company received cash and a drilling promote on the interest sold.  This acreage is 100% unevaluated and has no proved reserves.  Subsequent to December 31, 2002, the party which purchased 75% of the 87.5% working interest indicated they would not be able to fulfill their obligation to drill the prospect.  The Company retained the proceeds received from the party.  In 2003, the Company was unsuccessful in its pursuit of other parties to purchase the remaining interest in the prospect.  The acreage was allowed to expire and the associated net costs were transferred to U.S. evaluated properties.

2.)                North Mexican Sweetheart prospect, Jackson County, Texas - Approximately 90% of the Company’s working interest in the acreage was sold in this deep Yegua prospect for approximately $145,000.  The Company retained a 12.5% working interest after payout of the initial test well.  At the time of sale, this acreage was 100% unevaluated and had no proved reserves.  As a result of unsuccessful drilling activity surrounding the prospect in 2003, the associated net costs for the prospect were transferred to U.S. evaluated costs in 2003.

3.)                West Broussard prospect and surrounding acreage - The Company entered into an agreement with an industry partner in September 2002, whereby the partner had an option, but not an obligation, to drill one well in both the East and West units of the prospect, with the East unit well being the initial well.  Upon execution of the agreement, the Company received $650,000 for consideration of certain rights and information granted to the partner.  This payment represented a partial reimbursement of the Company’s cost in the prospect.  Under the terms of the agreement, the partner was required to make a second payment to the Company of $650,000 upon the partner’s election to drill the well in the East unit, which was made in November 2002.  The well in the East unit commenced drilling in the first quarter of 2003 and commenced sales at the end of September 2003.  The Company has an approximate 4.8% working interest in the East unit well before payout, increasing to a 10.1% working interest after payout.  The partner had an option to drill a well in the West unit at which time the Company would receive an additional $1,300,000.  In October 2003, the partner notified the Company it elected not to exercise its option to drill a well in the West unit.  At that time, the Company had a working interest ownership in the West unit of approximately 83.6%.  Subsequent to December 31, 2003, the Company entered into an arrangement with three parties, whereby upon closing of the arrangement the Company will receive approximately $731,500 for approximately 74% of the Company’s working interest in the prospect.  Additionally, the Company will receive approximately $1.1 million in production payments from future net cash flow from the well, if successful, and will receive an additional 4.2% working interest after well payout.  Upon closing of the arrangement the Company will have a 9.6% working interest in the well increasing to a 13.8 % working interest after well payout.  Petrohawk is participating in this prospect with a 15% working interest.  For further discussion on Petrohawk, please refer to Note 13. PENDING TRANSACTION.

4.)                Brookshire Dome, Waller County, Texas - The Company reduced its working interest in its unevaluated Brookshire Dome leasehold from 40% to 25% and received approximately $747,000.  There were no proved reserves associated with this acreage.  In 2003, the Company further reduced its working interest in the unevaluated properties from 25% to 6.25% in exchange for a 12.5% carried interest in two deep exploration wells, one of which was drilled in 2003 and a dry hole, and a 6.25% carried interest in four shallow exploration wells.  The Company retained its existing working interests in all producing properties including any surrounding acreage.

5.)                Mid-Continent region, Oklahoma and Kansas - Various interests were sold in several transactions during the third quarter.  The interests sold were in non-core marginal producing properties.  The proved reserves associated with these properties represented less than 1% of the Company’s total proved reserves.  Total proceeds received from these sales were approximately $317,300.

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

Also in June 2001, the Company sold its 40% working interests in certain oil and gas properties, which represented less than 1% of the Company’s proved reserves, for $710,000.  The properties were located in Pecos County, Texas.

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

In December 2001, the Company sold a portion of its interests in two unevaluated properties, located in Jackson County and Galveston County, Texas, for $356,000.  The Company retained an approximate 16% interest in its Matterhorn, Jackson County prospect and an approximate 34% interest in its Sara White, Galveston County prospect.  Both prospects, which were drilling at December 31, 2001, were subsequently deemed to be dry holes.

Oil and gas properties - The capitalized costs at year-end and costs incurred in oil and gas producing activities during the years were as follows:

	United States	Foreign	Total
2003 Capitalized costs:
Evaluated properties	$76,906,831	$1,810,549	$78,717,380
Unevaluated properties	1,294,212	—	1,294,212
	78,201,043	1,810,549	80,011,592
Accumulated depreciation, depletion, amortization and impairment (1)	(37,929,567)	(1,810,549)	(39,740,116)
Net capitalized costs	$40,271,476	$—	$40,271,476
Cost incurred:
Property acquisition (2)	$259,782	$—	$259,782
Exploration	920,232	349	920,581
Development (3)	3,340,883	—	3,340,883
Total costs incurred	$4,520,897	$349	$4,521,246

2002 Capitalized costs:
Evaluated properties	$69,226,520	$1,680,921	$70,907,441
Unevaluated properties	4,453,326	129,279	4,582,605
	73,679,846	1,810,200	75,490,046
Accumulated depreciation, depletion, amortization and impairment (4)	(33,452,175)	(1,681,270)	(35,133,445)
Net capitalized costs	$40,227,671	$128,930	$40,356,601
Cost incurred:
Property acquisition	$—	$—	$—
Exploration (5)	3,300,070	460	3,300,530
Development (6)	1,006,987	—	1,006,987
Total costs incurred	$4,307,057	$460	$4,307,517

2001 Capitalized costs:
Evaluated properties	$57,027,523	$1,680,921	$58,708,444
Unevaluated properties	12,872,623	128,820	13,001,443
	69,900,146	1,809,741	71,709,887
Accumulated depreciation, depletion, amortization and impairment (7)	(23,377,455)	(1,681,270)	(25,058,725)
Net capitalized costs	$46,522,691	$128,471	$46,651,162
Cost incurred:
Property acquisition (8)	$1,233,543	$—	$1,233,543
Exploration (9)	10,958,163	5,250	10,963,413
Development	1,664,086	—	1,664,086
Total costs incurred	$13,855,792	$5,250	$13,861,042

(1)          At December 31, 2003, the total costs in the foreign evaluated properties exceeded their net realizable value and accordingly an impairment charge of $129,279 was recorded.

(2)          Net of $549,287 proceeds related to sale of oil and gas properties.

(3)          Includes asset retirement obligation of $1,027,109.

(4)          At December 31, 2002, the total costs in the U.S. evaluated properties exceeded their net realizable value and accordingly an impairment charge of $5,163,689 was recorded.

(5)          Net of $2,912,096 related to sale of oil and gas properties.

(6)          Net of $317,292 related to sale of oil and gas properties.

(7)          At September 30, 2001 and December 31, 2001, the total costs in U.S. evaluated properties exceeded their net realizable values and accordingly write downs were recorded for $6,770,110 and $7,034,925, respectively.

(8)          Net of $710,000 related to sale of oil and gas properties.

(9)          Net of $355,989 related to sale of oil and gas properties.

Evaluated oil and gas properties

United States –

During the year ended December 31, 2003, the Company participated in the drilling of 28 gross (7.0 net) wells, in which the property acquisition and exploration and development costs associated with the wells were either transferred to or recorded directly to evaluated properties.  Depletion expense was $4,671,061 or $1.77 per Mcfe.  Crude oil is converted to equivalent units of natural gas on the basis of one barrel of oil to six Mcf of natural gas.

During the year ended December 31, 2002, the Company participated in the drilling of 21 gross (3.87 net) wells, in which the property acquisition and exploration costs associated with the wells were either transferred to or recorded directly to evaluated properties.  Depletion expense was $4,911,032 or $1.64 per Mcfe.

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

During the year ended December 31, 2001, the Company participated in the drilling of 51 wells, of which 49 were evaluated and the property acquisition and exploration costs associated with the wells were either transferred to or recorded directly to evaluated properties.  Depletion expense was $4,858,364 or $1.51 per Mcfe.

At December 31, 2001, the Company recorded an additional non-cash impairment charge on its U.S. domestic evaluated properties of $7,034,925 due to a significant decline in the estimated present value of future net cash flows from these properties due to lower pricing and increased estimated future operating expenses and exploration costs in the fourth quarter of 2001.  The prices used for the estimation were $2.65 per Mcf for natural gas and $18.17 per barrel for crude oil.  The prices used for this estimation at December 31, 2000 were $10.14 per Mcf for natural gas and $26.06 per barrel for crude oil.

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

Foreign – In the fourth quarter of 2003, the Company recorded a non-cash impairment on its foreign evaluated properties of $129,279.  For further discussion, please refer below to Unevaluated oil and gas properties under the Foreign section.  There was no activity outside of the United States for the years ended December 31, 2002 and 2001.

The results of operations for producing activities are provided below:

	United States	Foreign	Total
2003:
Revenues	$12,276,495	$—	$12,276,495
Production costs	(3,173,985)	—	(3,173,985)
Depreciation, depletion and amortization	(4,671,061)	—	(4,671,061)
Impairment expense	—	(129,279)	(129,279)
Results of operations before income taxes	4,431,449	(129,279)	4,302,170
Income tax expense	(24,000)	—	(24,000)
Results of operations (excluding corporate overhead and financing costs)	$4,407,449	$(129,279)	$4,278,170

2002:
Revenues	$9,244,530	$—	$9,244,530
Production costs	(3,304,921)	—	(3,304,921)
Depreciation, depletion and amortization	(4,911,032)	—	(4,911,032)
Impairment expense	(5,163,689)		(5,163,689)
Results of operations before income taxes	(4,135,112)	—	(4,135,112)
Income tax expense	—	—	—
Results of operations (excluding corporate overhead and financing costs)	$(4,135,112)	$—	$(4,135,112)

2001:
Revenues	$12,788,115	$—	$12,788,115
Production costs	(3,469,194)	—	(3,469,194)
Depreciation, depletion and amortization	(4,858,364)	—	(4,858,364)
Impairment expense	(13,805,035)	—	(13,805,035)
Results of operations before income taxes	(9,344,478)	—	(9,344,478)
Income tax benefit	3,504,432	—	3,504,432
Results of operations (excluding corporate overhead and financing costs)	$(5,840,046)	$—	$(5,840,046)

Unevaluated oil and gas properties

At December 31, 2003, 2001 and 2000, unevaluated properties consist of the following:

	2003	December 31, 2002	2001

Unproved	$669,009	$4,108,928	$6,946,580
Exploration	625,203	473,677	6,054,863
	$1,294,212	$4,582,605	$13,001,443

United States - As the Company’s properties are evaluated through exploration, they will be included in the amortization base.  Costs of unevaluated properties in the United States at December 31, 2002 represent property acquisition and exploration costs in connection with the Company’s South Texas and Louisiana prospects.  Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.  Unevaluated leasehold costs, including brokerage costs, are individually assessed quarterly based on the remaining term of the primary leasehold.  In 2003, unevaluated leasehold costs and related brokerage fees of $1,705,998 were transferred to U.S. evaluated costs, or the full cost pool.

For the remaining unevaluated costs, which include seismic and geological and geophysical expenditures related primarily to the Company’s Jackson County, Texas area of interest, historically, the Company has estimated the reserve potential for this area using comparable producing areas or wells.  Additional risk is then applied in order to address the imprecise nature of the reserve estimation.  Reserve estimations are more imprecise for new or unevaluated areas.  Consequently, should certain geological conditions or factors exist, such as reservoir depletion, reservoir faulting or questionable reservoir quality, that are unknown to the Company at the time of its assessment, a materially different result could occur.  At the end of 2002, the Company applied this approach for its evaluation of the Jackson County unevaluated costs and, in its opinion with the expectations for 2003, believed this to be a reasonable methodology for the assessment.

For 2003, it was the Company’s desire to have an industry partner or partners with geotechnical expertise to study and further evaluate the seismic in order to fully evaluate the potential of the areas.  Even though discussions with third parties were conducted, no arrangements were finalized in 2003.  Since no significant internal evaluation activity occurred in 2003, the Company believed it inappropriate to apply the same methodology used in prior years for its assessment of the Jackson County costs, which represents an average 20% working interest in 286 square miles of proprietary seismic and related interpretational data.  At December 31, 2003, the Company believed it more appropriate, due to the previously discussed circumstances and events with respect to Jackson County, to assess impairment based on the estimated value of the seismic data if sold or exchanged for other seismic data.  The assessment resulted in an impairment of $1,627,116 and the resulting impairment was transferred to U.S. evaluated costs and will be subject to amortization.

Foreign – In the fourth quarter of 2003, the Company transferred 100% of the costs associated with a drilling concession in West Queensland, Australia in which the Company owns a 25% working interest to evaluated properties.  The concession expired at December 31, 2003 and the operator of the concession, Tipperary Oil & Gas (Australia) Pty Ltd., has applied for a re-extension but at this date no formal extension has been granted by the Australian government.  The prospect remains active but due to the uncertainty for the renewal of the concession the Company elected to charge 100% of the costs to impairment expense in 2003.  The amount transferred and impaired was $129,279.

3.                                       OTHER OPERATING PROPERTY AND EQUIPMENT:

Other operating property and equipment consists primarily of a 40-mile gathering system pipeline in Eastern Oklahoma.  For the years ended December 31, 2003, 2002 and 2001, the Company recorded depreciation expense of $100,796, $111,720 and $251,227, for these assets respectively.  The Company recorded an additional depreciation expense for other equipment, which includes furniture and fixtures, of $85,740, $97,820 and $67,306 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, support equipment with a net book value of $347,172 was classified as idle.  In management’s opinion, the net book value of the idle equipment is not in excess of its net realizable value.

4.                                       LONG-TERM DEBT:

Long-term debt consisted of the following:

	DECEMBER 31,
	2003	2002
Notes payable under financing agreements for insurance premiums, bearing interest at rates ranging from 4.00% to 4.75%, due in monthly installments totaling $18,932 including interest, with maturity dates ranging from February 2004 through June 2004.	$67,570	$56,756
Note payable under a revolving credit agreement, due, bearing interest at a LIBOR based rate plus 2.2% (3.37% at December 31, 2003), accrued interest payable monthly, collateralized by substantially all oil and gas properties owned by the Company.	13,284,652	13,634,652
Note payable, due in monthly installments of $1,230 including interest and mature on December 19, 2003, collateralized by equipment.	—	14,075
	13,352,222	13,705,483
Less current portion	(67,570)	(70,831)
	$13,284,652	$13,634,652

During the year ended December 31, 2003, the Company’s revolving credit agreement with a commercial bank was re-determined and its maturity extended to April 1, 2005.  The $25,000,000 credit facility has a current borrowing base of $13,972,000, which is subject to an automatic monthly reduction of $88,000 that commenced July 31, 2003 and is collateralized by the Company’s oil and gas properties and gas gathering system and related assets.  The amount currently available under the current borrowing base is $511,300.  The Company pays a fee equal to .25% (1/4 of a percentage point) on the unused portion of the borrowing base due quarterly in arrears.  The next re-determination for the borrowing base will occur in the first quarter of 2004.

At December 31, 2003 and 2002, the Company had various outstanding letters of credit of $176,000, which reduced the amount available under the borrowing base.  The Company pays an annual renewal of 2.25% of the face amount of the letter of credit.

Aggregate maturities required on long-term debt at December 31, 2002 are due in future years as follows:

2004	$67,570
2005	13,284,652

Total	$13,352,222

5.                                       ASSET RETIREMENT OBLIGATION:

As noted in Note 1, the Company adopted SFAS No. 143 effective January 1, 2003.  SFAS No. 143 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded, as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.  Upon adoption, the Company recorded an asset retirement obligation of $913,560 to reflect the Company’s legal obligations related to future plugging and abandonment of its wells.  The Company estimated the expected cash flow associated with the obligation and discounted the amount using a credit-adjusted, risk-free interest rate of 8%.  The transition adjustment resulting from the adoption of SFAS No. 143, and reported as a cumulative effect of a change in accounting principle, was an increase to income of $1,640.

Subsequent to the implementation of SFAS No. 143, the Company recorded the following activity related to the liability for the twelve months ended December 31, 2003:

Initial liability for asset retirement obligations as of January 1, 2003	$913,560
Obligations fulfilled during 2003	(34,965)
Additions due to changes in timing and other estimated revisions	305,880
Accretion expense	50,245

Liability for asset retirement obligation as of December 31, 2003	$1,234,720

At December 31, 2003, $171,860 of the liability for asset retirement obligations balance is classified as current and presented as a separate line item.

Had the provisions of SFAS No. 143 been adopted on January 1, 2001 and applied in 2001 and 2002 the asset retirement obligation would have been $721,530 at January 1, 2001, $832,920 at December 31, 2001 and $913,560 at December 31, 2002, and the Company’s net loss and loss per share would have been as follows:

	Years Ended
	December 31, 2002		December 31, 2001
	As Reported	Pro Forma	As Reported	Pro Forma
Net loss applicable to common shareholders	$(7,328,763)	$(7,377,018)	$(9,277,905)	$(9,232,702)

Loss per share:
Basic	$(.59)	$(.59)	$(.75)	$(.75)
Diluted	$(.59)	$(.59)	$(.75)	$(.75)

6.                                       COMMITMENTS AND CONTINGENCIES:

Lease Commitments - The Company leases office space in Oklahoma and certain vehicles under long-term operating leases. The Company’s leases include the cost of real property taxes and utilities. Insurance and routine maintenance are the Company’s responsibility.

Future minimum lease payments for all non-cancelable operating leases are as follows:

YEARS ENDED DECEMBER 31,	AMOUNT

2004	$72,351
2005	16,367
2006	5,130
2007	—
2008	—
TOTAL	$93,848

Rent expense was $156,165, $180,491 and $170,338 for the years ended December 31, 2003, 2002 and 2001, respectively.

Contingencies - On November 29, 2000, in the District Court of Tulsa County, State of Oklahoma, a Petition was filed by ONEOK Energy Marketing and Trading Company, L.P. (“ONEOK”), plaintiffs, naming the Company and two wholly-owned subsidiaries, Red River Field Services, L.L.C. and Red River Energy, L.L.C. (“Beta”), as defendants.  In the lawsuit, the plaintiff alleged that Beta discontinued selling gas to the plaintiff under a fixed price agreement and sold the gas instead to other suppliers.  Beta filed a counterclaim on January 24, 2001, alleging that the contract had been terminated pursuant to its terms for nonpayment by the plaintiff for gas supplied prior to termination, and seeking damages for the unpaid charges.

In 2002, the Company settled the above claim and counterclaim with ONEOK through independent mediation.  It was mutually agreed to release all claims and Beta paid ONEOK $43,000 in addition to the $282,096 of funds held by ONEOK.  Each party was responsible for their legal fees and costs associated with this matter of which Beta’s total legal fees were approximately $85,600.  Net of amounts due from joint interest partners, a non-recurring charge of $205,415 was recorded to income in the year ended December 31, 2001 related to the settlement.  In the fourth quarter of 2002, the Company reserved approximately $155,000 relative to the amount due from the joint interest owners involved and accordingly charged bad debt expense for such amount.  In 2003, the Company negotiated with the joint owners for a settlement of approximately $50,000 and currently is recouping that amount on a monthly basis.

In September 2001, the Company participated with a 62.5% interest in the drilling of the Dore #1, Live Oak Prospect located in Vermilion Parish, Louisiana.  The well, which was drilled by a third-party contract drilling company, was deemed non-commercial and plugged and abandoned.  During plugging operations, drilling fluid was discovered surfacing away from the well location indicating an integrity issue with the well bore.  All regulatory agencies were notified and the Company, as operator of the well, conducted a groundwater investigation as required by state agencies to determine the extent of groundwater contamination, if any.  The total cost of the investigation was $420,500 and was 100% reimbursed by the Company’s pollution insurance coverage.  No groundwater contamination was detected during the testing.  In the fourth quarter of 2003, based on the review by the Department of Natural Resources for the State of Louisiana of the groundwater investigation report submitted by the Company, it was determined no further action is required by the Company at this time.

7.                                       DERIVATIVE AND HEDGING ACTIVITIES:

In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, in connection with Beta’s hedging activities, the Company recorded as cumulative effect adjustments a loss of $953,488 (net of $635,488 income tax) in accumulated other comprehensive loss and a corresponding liability.  The Company has realized losses of $1,336,844, $829,248 and $340,048 (net of $226,699 income tax) for the twelve month periods ended December 31, 2003, 2002 and 2001, respectively.

Natural Gas - During the twelve months ended December 31, 2003, the Company settled certain outstanding commodity price hedging contracts, as set forth below, which covered a portion of its natural gas production during the period.  The hedging transactions were settled based upon the average of the reported settlement prices on the NYMEX for either the last three trading days or the last trading day of a particular contract month.  From time to time, the Company may hedge a portion of its natural gas production and use collars, swaps or a combination of those derivatives when hedging.  The collar arrangements are costless and no net premium is received in cash or as a favorable rate.

Contracts		NYMEX Contract Price per MMBtu
Settled	Volume in	Collars		Swaps
Period	MMBtus	Floor	Ceiling	Strike Price

Jan 03 – Feb 03	236,000	$2.30	$2.91	—
Mar 03 – Aug 03	184,000	$3.50	$4.65	—
Mar 03 – Aug 03	184,000	—	—	$4.255

For the contracts settled during the twelve months ended December 31, 2003, 2002 and 2001, the Company had realized losses of $1,105,469 (no tax effect), $564,277 (no tax effect) and $388,034 (net of income tax effect of $258,689), respectively.  Hedge ineffectiveness was not material during these periods.  The impact of the natural gas hedges reduced the Company’s average natural gas price received for the twelve months ended December 31, 2003, 2002 and 2001 by $.59 per Mcf, $.25 per Mcf and $.25 per Mcf, respectively.  Based on the actual natural gas production for the twelve months ended December 31, 2003, approximately 30% of the Company’s natural gas production was hedged for 2003.

At December 31, 2003, there were no outstanding hedge contracts.

Crude Oil - During the twelve months ended December 31, 2003, the Company settled certain outstanding commodity price hedging contracts, as set forth below, which covered a portion of its 2003 crude oil production.  The hedging transactions were settled based upon the average of the reported daily settlement prices per barrel for West Texas Intermediate Light Sweet Crude Oil on the NYMEX for each trading day of a particular contract month.  From time to time, the Company may hedge a portion of its crude oil production and uses collars, swaps or a combination of those derivatives when hedging.  The collar arrangements are costless and no net premium is received in cash or as a favorable rate.

		NYMEX Contract Price per Barrel
Contracts Settled	Volume in	Collars
Period	Barrels	Floor	Ceiling

Jan 03 – Mar 03	15,000	$20.50	$21.75
Apr 03 – Sept 03	15,000	$24.00	$26.25

For the contracts settled during the twelve months ended December 31, 2003 and 2002, the Company had realized losses of $231,375 and $219,297, respectively.  For the twelve months ended December 31, 2001, the Company had a realized gain of $47,986 (net of income tax effect of $31,990).  Hedge ineffectiveness was not material during these periods.  The impact of the crude oil hedges reduced the Company’s average crude oil price received for 2003 and 2002 by $1.80 per Bbl and $1.76 per Bbl, respectively while the 2001 price was increased by $.76 per Bbl.  Based on the actual crude oil production for the twelve months ended December 31, 2003, approximately 23% of the Company’s crude oil production was hedged for 2003.

At December 31, 2003, there were no outstanding hedge contracts.

8.  STOCKHOLDERS’ EQUITY:

Preferred Private Placement - On June 29, 2001 the Company completed its Private Placement Offering of Series A 8% Convertible Preferred Stock and common stock purchase warrants, offered as units of one Preferred Share and one-half of one Warrant at $9.25 per unit.  Net proceeds received from the Offering were approximately $5,041,528 net of estimated offering expenses, including brokers’ commissions and other fees and expenses of $547,862.  The Company issued 604,271 Preferred Shares and 302,140 Warrants to purchase a like number of shares of Beta’s common stock at a price equal to the Offering price or $9.25 per share.  Brokers were issued 59,775 non-callable warrants as part of their commission.  All investors participating in the Offering were accredited.  The proceeds were used by the Company to help meet its capital requirements, including drilling costs and for other general corporate purposes.

The Preferred Shares may be converted by the holder at any time at an exchange rate of one share of the Company’s common stock for each one Preferred Share converted.  The Preferred Shares will automatically convert into shares of the Company’s common stock on a one-share for one-share basis effective the first trading day after the reported high selling price for Beta’s common stock is at least 150% of the per Unit offering price of $9.25 per share or $13.875 per share for any 10 trading days.

The Preferred Shares pay quarterly cash dividends commencing in the quarter that the Preferred Shares are issued, at an annual rate of 8% per annum, simple interest.

The Company has the unilateral right to redeem all or any of the outstanding Preferred Shares from the date of issuance but must pay a premium if redeemed within the first five years.  The holders of the Preferred Shares will be entitled to a liquidation preference equal to the stated value of the Preferred Shares plus any unpaid and accrued dividends through the date of any liquidation or dissolution of the Company.  At December 31, 2003, the liquidation preference was approximately $5,702,097.  Warrants are non-transferable and may be exercised at any time through June 29, 2006.

Treasury Stock - Effective January 14, 2003, the Company’s Board of Directors authorized a stock repurchase program for up to an aggregate of 100,000 shares of the Company’s common stock.  Purchases may be made in the open market, at prevailing market prices, or in privately negotiated transactions from time to time, and will depend on market conditions, business opportunities and other factors. Any purchases are expected to be made in compliance with the safe harbor provisions of Rule 10b-18 promulgated by the Securities and Exchange Commission under the Securities and Exchange Act of 1934.  During 2003, the Company purchased 10,750 shares for $8,275, or $.77 per share.

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

At December 31, 2003, the Company held 16,765 treasury shares with a market value of $33,027, or $1.97 per share.

Warrants/Options - The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants and non-qualified options not issued under the Company’s 1999 Amended Incentive and Non-statutory Stock Option Plan (1999 Plan) as of December 31, 2003:

	NUMBER OF SHARES	AVE EXERCISE PRICE/ SHARE

BALANCE, January 1, 2001	1,832,373	$6.36
Granted	444,915	9.05
Forfeited/Cancelled	(50,000)	8.13
Exercised	(57,621)	3.14
BALANCE, December 31, 2001	2,169,667	6.97
Granted	500,000	1.30
Forfeited/Cancelled	(283,167)	4.83
Exercised	(47,500)	2.00
BALANCE, December 31, 2002	2,339,000	6.12
Granted	205,000	1.06
Forfeited/Cancelled	—	—
Exercised	—	—
BALANCE, December 31, 2003	2,544,000	$5.71

At December 31, 2003, 1,839,000 warrants, or 100% of the warrants, and 166,666 non-qualifying options were exercisable.

The Company is entitled to call 455,275 of the warrants at any time after the date that its common stock is traded on any exchange for a 10-day period at a target price, ranging from $7.00 through $10.00.  The Company may call at any time the remaining 100,000 warrants for a price of $60 per share less the exercise price of $10.78 per share.  At December 31, 2003, the 555,275 callable warrants had a weighted average exercise price of $7.89 per share.  The remaining 1,283,725 outstanding warrants are non-callable and have a weighted average exercise price of $7.24 and the 705,000 non-qualifying options outstanding had a weighted average price of $1.23 per share.

If not previously exercised, the outstanding warrants and non-qualified options expire as follows:

YEARS ENDED DECEMBER 31,	NUMBER OF SHARES	AVE. EXERCISE PRICE/ SHARE

2004	504,498	$6.99
2005	935,587	6.96
2006	383,915	9.17
2007	15,000	7.75
2012	500,000	1.30
2013	205,000	1.06
	2,544,000	$5.71

During 2003, the Company issued non-qualified stock options covering 205,000 shares of common stock to attract certain new employees.  These options will equally vest over a three-year period beginning in 2004.  The options have exercise prices ranging from $.85 to $1.43 per share and will expire in 2013.

On December 30, 2002, the Company’s Board of Directors approved the extensions of the expiration dates of certain outstanding common stock purchase warrants with expiration dates ranging from December 30, 2002 through December 31, 2003.  The extensions were for an additional two years past the original expiration dates and affected 913,179 common stock purchase warrants. The affected warrants have exercise prices ranging from $3.75 per share to $7.50 per share.  The charge to the Company’s 2002 earnings was $14,842.

Effective October 21, 2002, David A. Wilkins was appointed as the Company’s President and CEO and joined the Company’s Board of Directors.  As partial consideration for the forfeiture of his incentive common stock options (vested and unvested) with his former employer, Mr. Wilkins was granted an option to purchase 500,000 shares of the Company’s stock at an exercise price of $1.30 per share.  The Company also committed to grant, and did grant to him on December 31, 2003 (if he is employed by the Company at that time) an option to purchase 100,000 shares at a price equal to the Company’s common stock closing price on The NASDAQ Stock Market for the preceding business day.  These options will have a term of ten years and vest over a three-year period from the date of grant, with one third (1/3) becoming exercisable on the first anniversary of the grant, one third (1/3) becoming exercisable on the second anniversary of the grant and the remaining one third (1/3) becoming exercisable on the third anniversary of the grant.

In 2001, the Company issued 20,000 warrants to employees, as employment inducement, with exercise prices ranging from $7.50 - $8.00 per share.  The exercise prices were equal to or greater than the market price of the common stock on the grant date.  The warrants will vest over a three-year period and will expire in 2006.

Stock Option Plan - In August 2000, the Company adopted the 1999 Plan covering 700,000 shares that had previously been approved by the Board of Directors in August 1999.  The 1999 Plan is a “dual plan” which provides for the grant of both incentive stock options and non-qualified stock options and was designed to attract and retain the services of employees, officers, directors, and consultants.  The price of the options granted pursuant to the plan shall not be less than 100% of the fair market value of the shares on the date of grant.  Prices for incentive options granted to employees who own 10% or more of the Company’s stock is at least 110% of market value at date of grant.   The Plan is administered by the Compensation Committee consisting of two or more disinterested non-employee board members who will decide the vesting period of the options, if any, and no option will be exercisable after ten years from the date granted.  The stock option plan will continue in effect for

10 years from August 20, 1999, unless sooner terminated by the Board of Directors.  Unless otherwise provided by the Board of Directors, the stock options granted under the Plan will terminate immediately prior to the consummation of a proposed dissolution or liquidation of the Company. On June 20, 2003, at the Annual Shareholder Meeting the shareholders approved a proposal for an amendment to the 1999 Plan to increase the maximum number of shares of common stock that may be issued under the 1999 Plan to 1,450,000 from 700,000, or a 750,000 share-increase.

In 2003, the Company issued common stock options under the 1999 Plan covering 314,583 shares of common stock to its directors for services rendered to the Company.  These options vested immediately and will expire in 2013.  The exercise prices, which were at least 110% of the Company’s common stock price on the date of grant, range from $1.00 to $2.17 per share.

In April, 2003, an outside director returned qualified stock options covering 75,000 shares of common stock to the Company for cancellation.  The options were fully vested and had exercise prices of $10.00 per share (50,000 shares) and $5.22 per share (25,000 shares).  An additional 125,000 options held by former employees expired in 2003.

Additionally in 2003, the Company issued qualified common stock options covering 200,000 shares of common stock to Company officers, which will vest ratably over a three-year period beginning in 2003 and 2004, with 100,000 options expiring in 2009 and the remaining 100,000 options expiring in 2013.  The options have exercise prices ranging from $1.00 to $1.90 per share, which was equal to or greater than the price of the Company’s stock on the grant dates.

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

The following table sets forth activity for options granted under the 1999 Plan in 2003, 2002 and 2001.

	NUMBER OF SHARES	AVE EXERCISE PRICE/SHARE
BALANCE, January 1, 2001	391,000	$8.02
Granted	118,500	5.41
Forfeited/Cancelled	—	—
Exercised	—	—
BALANCE, December 31, 2001	509,500	7.35
Granted	135,000	3.04
Forfeited/Cancelled	(64,500)	7.21
Exercised	—	—
BALANCE, December 31, 2002	580,000	6.27
Granted	515,083	1.46
Forfeited/Cancelled	(206,000)	7.25
Exercised	—	—
BALANCE, December 31, 2003	889,083	$3.18

If not previously exercised, the outstanding plan options will expire as follows:

YEARS ENDED DECEMBER 31,	NUMBER OF SHARES	AVE. EXERCISE PRICE/ SHARE

2004	65,000	$5.23
2005	111,000	8.40
2006	88,000	5.90
2007	110,500	2.56
2009	100,000	1.00
2013	414,583	1.57
	889,083	$3.18

At December 31, 2003, 674,918 options were fully vested and exercisable at prices ranging from $1.00 to $10.25 per share.  The remaining 214,169 options outstanding will vest over the period from 2004 through 2006 as follows:

YEARS ENDED DECEMBER 31,	NUMBER OF SHARES	AVE. EXERCISE PRICE/ SHARE

2004	80,835	$1.91
2005	66,666	1.45
2006	66,668	1.45
	214,169	$1.62

At December 31, 2003, 545,917 options were available under the Plan for future issuance.

9.                                       INCOME TAXES:

Income tax benefit (expense) for the indicated periods is comprised of the following:

FOR THE YEARS ENDED DECEMBER 31,

	2003	2002	2001
Current
Federal	$(24,000)	$—	$(17,000)
State	—	—	(4,872)
	$(24,000)	$—	$(21,872)

Deferred
Federal	$—	$—	$2,367,562
State	—	—	1,158,742
	$—	$—	$3,526,304

The actual income tax benefit (expense) differs from the expected tax benefit (expense) as computed by applying the U.S. Federal corporate income tax rate of 34% for each period as follows:

For the years ended December 31,

	2003	2002	2001
Amount of expected tax benefit (expense)	$(336,552)	$2,339,748	$4,267,175
Non-deductible expenses	3,183	(9,132)	(870,390)
State taxes, net	—	—	839,213
Valuation allowance adjustments	333,369	(2,330,616)	(731,566)
Alternative minimum tax	(24,000)	—	—
	$(24,000)	$—	$3,504,432

The components of the net deferred tax asset recognized are as follows:

	At December 31,
	2003	2002

Deferred tax assets:
Net operating loss carry-forwards	8,690,454	$7,630,000
Other operating property-equipment	1,113,175	1,473,000
	9,803,629	9,103,000
Valuation allowance	(2,352,196)	(3,494,000)
Net deferred tax asset	7,451,433	5,609,000
Deferred tax liability - book-tax differences in property basis	(7,451,433)	(5,609,000)
Net long-term deferred tax asset	$—	$—

As of December 31, 2003, we had available, to reduce future taxable income, a U.S. federal regular net operating loss (‘NOL”) carryforward of approximately $23,627,576, and a U.S. federal alternative minimum tax NOL carryforward of approximately $21,255,782, which expire in the years 2018 through 2023.  Utilization of the tax net operating loss carryforward may be limited in the event a 50% or more change of ownership occurs within a three-year period.  The tax net operating loss carryforward may be limited by other factors as well.  We also had various state NOL carryforwards totaling approximately $5,311,670 at December 31, 2003, with varying lengths of allowable carryforward periods ranging from five to 20 years and can be used to offset future state taxable income.

10.                                 OTHER:

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

Mr. Robert E. Davis, Jr., director and Chairman of the Company’s Board of Directors, has overriding royalty interests in certain of the Company’s oil and gas properties, which were acquired from Red River Energy, LLC (“Red River”) in September 2000.  Mr. Davis, former Executive Vice President and Chief Financial Officer of Red River, received the overriding royalty interests as part of his compensation while employed at Red River, prior to its merger with the Company.  Mr. Davis received approximately $49,800 in royalty income from Beta properties during 2003.

Director Rolf N. Hufnagel, director since June 20, 2003, and his wife have overriding royalty interests in certain of our oil and gas properties that were acquired from Red River in September 2000. Mr. Hufnagel received the overriding royalty interests as part of his compensation while employed at Red River. Mr. Hufnagel and his wife, collectively, received approximately $136,300 in royalty income from Beta properties during 2003.

Employment Contracts - Effective October 21, 2002, Steve A. Antry resigned as the Company’s President and Chairman of the Board.  In settlement of Mr. Antry’s employment contract dated June 23, 1997, Mr. Antry received a severance payment equal to $150,000, which was his annual base salary, payable in twenty-four (24) equal semi-monthly installments commencing on November 15, 2002.  Additionally, the Company paid for Mr. Antry’s family health insurance coverage for twelve (12) months or until October 21, 2003.  Mr. Antry’s contract provided for an indefinite term of employment at an annual salary of $150,000 commencing in October of 1997 and an annual car allowance of up to $12,000.

Effective October 21, 2002, David A. Wilkins was appointed as the Company’s President and CEO and joined the Company’s Board of Directors.  Mr. Wilkins compensation includes an annual base salary of  $160,000 and eligibility for 2003 incentive compensation equal to, and not less than, 40% of his annual salary.  In consideration for the forfeiture of his incentive common stock options (vested and unvested) with his former employer, he will receive the following: 1.) a $50,000 bonus paid upon his commencement of employment, 2.) a $250,000 bonus payable on January 2, 2003, 3.) a $150,000 bonus payable on July 1, 2003 and 4.) a $150,000 bonus payable on January 2, 2004.  The bonuses require that the Company employ Mr. Wilkins at the respective bonus dates.  Mr. Wilkins was granted an option to purchase 500,000 shares of our stock at an exercise price of $1.30 per share.  The Company also committed to grant to him on December 31, 2003 (if he is employed by the Company on the grant date) an option to purchase 100,000 shares at a price equal to the Company’s common stock closing price on

The NASDAQ Stock Market on that date. These options will have a term of ten years and vest over a three-year period from the date of grant, with one third (1/3) becoming exercisable on the first anniversary of the grant, one third (1/3) becoming exercisable on the second anniversary of the grant and the remaining one third (1/3) becoming exercisable on the third anniversary of the grant.

Deferred Compensation - In 1998, the Company began to offer a simple individual retirement account (IRA) plan for all employees meeting certain eligibility requirements.  Employees may contribute up to 3% of the employee’s eligible compensation.  The Company’s contribution to the plan for the years ended December 31, 2003, 2002 and 2001 was $29,729, $23,784 and $31,377, respectively.

11.                                 OTHER ASSETS:

Other assets of approximately $292,318 and $76,208 at December 31, 2003 and December 31, 2002, respectively, consisted primarily of unapplied well prepayments.

12.                                 NET INCOME (LOSS) PER COMMON SHARE:

The following represents the calculation of net income (loss) per common share:

	2003	2002	2001
Basic
Net income (loss)	$967,497	$(6,881,612)	$(9,046,084)
Less: preferred dividends	(447,151)	(447,151)	(231,821)
Net income (loss) applicable to common shareholders	$520,346	$(7,328,763)	$(9,277,905)

Weighted average number of shares	12,431,530	12,417,957	12,368,373

Basic earnings (loss) per share	$.04	$(.59)	$(.75)

Diluted
Net income (loss)	$520,346	$(7,328,763)	$(9,277,905)
Plus: preferred dividends	—	—	—
Net income (loss) applicable to common shareholders	$520,346	$(7,328,763)	$(9,277,905)

Weighted average number of shares	12,431,530	12,417,957	12,368,373

Common stock equivalent shares representing shares issuable upon exercise of stock options	75,305	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	Anti-dilutive	Anti-dilutive	Anti-dilutive
Weighted average number of shares used in calculation of diluted income (loss) per share	12,506,835	12,417,957	12,368,373

Diluted earnings (loss) per share	.04	$(.59)	$(.75)

The following common stock equivalents were not included in the computation for diluted earnings (loss) per share because their effects were antidilutive.

Common Stock Equivalents:	2003	2002	2001

Options	1,294,500	530,000	459,500
Warrants	1,839,000	2,389,998	2,219,665
“As-if” conversion of:
Preferred stock	604,272	604,272	311,610
	3,737,772	3,524,270	2,990,775

13.                                 PENDING TRANSACTION:

On December 12, 2003, the Company entered into a securities purchase agreement with Petrohawk Energy, LLC (“Petrohawk”), a privately-held independent exploration and production company headquartered in Houston, Texas, pursuant to which Petrohawk has agreed to a cash investment of $60,000,000 in the Company’s common stock, warrants and a convertible note.  Pending approval by the Company’s shareholders, the Company will receive $25,000,000 for the issuance of 15,151,515 shares of its common stock and 10,000,000 five-year common stock purchase warrants exercisable at a price of $1.65 per share.  Additionally, the Company will issue a $35,000,000 convertible note that will be an unsecured five-year obligation and after two years will be convertible by the holder into the Company’s common stock at a conversion price of $2.00 per share.  Interest only will be payable under the note in quarterly installments at the rate of 8% per annum.  The full amount of the principal and accrued and unpaid interest will be payable on the fifth anniversary of the date of the note.  Future use of these proceeds would include acquisitions of oil and gas properties, future development and exploitation of existing and acquired oil and gas properties and exploration activity.  A portion of these proceeds is expected to be used to pay off all of the Company's existing long-term bank debt.

As previously discussed in Note 2, subsequent to December 31, 2003 the Company entered into an arrangement to sell part of its working interest in the West unit of its Broussard prospect.  Petrohawk is one of the third parties and will participate in this project with a 15% working interest.  At the closing of the arrangement, Petrohawk will pay the Company $148,200 and if the well is successful, will make a production payment from the future project cashflows of approximately $231,500.

14.           UNAUDITED SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION:

The following supplementary information is presented in compliance with SEC regulations and FASB Statement No. 69, “Disclosures About Oil and Gas Producing Activities,” and is not covered by the report of the Company’s independent auditors.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are reserves expected to be recovered through existing wells with existing equipment and operating methods.  For 2003, the reserve data is based on studies prepared by Netherland, Sewell & Associates, Inc., the Company’s independent consulting petroleum engineers.  For 2002 and 2001, the reserve data was based on studies prepared by Ryder Scott Company, the Company’s former independent consulting petroleum engineers.  Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries.  Accordingly, it is expected that the estimates of reserves will change as future production and development information become available.  At December 31, 2003, the Company’s proved oil and gas reserves are located in Oklahoma, Texas, onshore and offshore Louisiana and Kansas.

The following table presents estimates of the Company’s net proved oil and gas reserves and changes therein for the years ended December 31, 2003, 2002 and 2001:

Changes in Quantities of Proved Petroleum and Natural Gas Reserves (unaudited)

	PROVED RESERVES
	OIL (BBLS)	GAS (MCF)
Proved reserves, December 31, 2000	813,970	19,418,000
Extensions and discoveries	279,204	9,691,000
Purchase of minerals in place	12,433	—
Sale of minerals in place	(1,831)	(420,000)
Production	(114,271)	(2,512,484)
Revision of previous estimates	(152,677)	(1,466,516)

Proved reserves, December 31, 2001	836,828	24,710,000
Extensions and discoveries	22,350	461,864
Sale of minerals in place	(5,800)	(105,500)
Production	(124,720)	(2,249,371)
Revision of previous estimates	(120,016)	(8,148,801)

Proved reserves, December 31, 2002	608,642	14,668,192
Extensions and discoveries	415,000	5,052,300
Production	(128,831)	(1,859,081)
Revision of previous estimates	412,738	4,538,706

Proved reserves, December 31, 2003	1,307,549	22,400,117

	PROVED DEVELOPED RESERVES
	OIL (BBLS)	GAS (MCF)
Balance – December 31, 2000	813,970	19,115,000
Balance – December 31, 2001	707,751	16,654,000
Balance – December 31, 2002	604,582	14,266,233
Balance – December 31, 2003	984,465	19,623,963

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

The following summary sets forth the Company’s future net cash flows relating to proved oil and gas reserves as of December 31, 2003, 2002 and 2001 based on the standardized measure:

	YEAR ENDED DECEMBER 31,
	2003	2002	2001

Future cash inflows	$181,299,500	$89,041,960	$79,924,007
Future costs-
Production	(75,104,000)	(28,564,665)	(27,624,047)
Development	(5,168,400)	(1,042,310)	(5,742,783)
Asset retirement obligation	(3,197,381)	—	—
Future net cash inflows before income tax	97,829,719	59,434,985	46,557,177
Future income tax	(15,739,000)	—	—
Future net cash flows	82,090,719	59,434,985	46,557,177
10% discount factor	(33,757,615)	(23,505,546)	(15,262,165)

Future net cash flows	$48,333,104	$35,929,439	$31,295,012

Changes in the Standardized Measure (unaudited) - The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2003, 2002 and 2001:

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Standardized measure, beginning of year	$35,929,439	$31,295,012	$71,458,654
Sale of oil and gas produced, net of production costs	(9,157,434)	(5,775,336)	(9,318,921)
Purchase of minerals in place	—	—	92,246
Sales of minerals-in-place	—	(60,574)	(1,721,355)
Extensions and discoveries	22,897,346	1,914,161	14,887,920
Changes in income taxes, net	(9,128,620)	—	32,978,576
Changes in prices and costs	3,105,183	29,343,972	(74,018,682)
Changes in development costs	(3,692,202)	4,303,387	(4,269,818)
Changes in asset retirement obligation	(1,026,276)	—	—
Accretion of discount	3,592,944	3,129,501	7,145,865
Revisions of estimates and other	5,812,724	(28,220,684)	(5,939,473)

Standardized measure, end of year	$48,333,104	$35,929,439	$31,295,012

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K.  Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto.  Those exhibits which are not incorporated by reference are filed herewith.

EXHIBIT NUMBER	DESCRIPTION
3.1	Original Articles of Incorporation of Registrant as amended on March 19, 1998, incorporated by reference to Exhibit 3.1 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998
3.2

Certificate of Amendment of Articles of Incorporation of the Registrant, dated August 28, 2000, incorporated by reference to Exhibit 3.1 of Beta’s Annual Report of Form 10-K filed for the year ended December 31, 2000.

3.3	Amended and Restated Bylaws of the Registrant, dated June 20, 2003, incorporated by reference to Exhibit 3.01 of Beta’s Second Quarter 2003 Form 10-Q filed August 13,2003.
4.1	Form of Warrant Agreement covering warrants issued to employees as employment inducements.
4.2	Warrant Agreement between Beta and Brookstreet Securities dated July 30, 1999.
4.3	Form of Warrant Agreement with suppliers, service providers and other third parties.
4.4	Certificate of Designation of Beta Oil & Gas, Inc.'s 8% Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of Beta's Form 8-K filed on July 3, 2001.
4.5	Warrant Agreement between Beta and its preferred shareholders, including Warrant Certificates A and B, incorporated by reference to Exhibit 4.1 of Beta's Form 8-K filed on July 3, 2001.
10.1	Formosa Grande Prospect Agreement, Dated August 1, 1997, incorporated by reference to Exhibit 10.1 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.2	Texana Prospect Agreement, Dated July 15, 1997, incorporated by reference to Exhibit 10.2 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.3	Ganado Prospect Agreement, Dated November 1, 1997, incorporated by reference to Exhibit 10.3 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998..
10.4	Lapeyrouse Prospect Agreement, Dated October 13, 1997, incorporated by reference to Exhibit 10.5 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.5	Rozel (Transition Zone) Prospect Agreement, Dated February 24,1998, incorporated by reference to Exhibit 10.6 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.6	Steve Antry Employment Agreement, Dated June 23,1997 incorporated by reference to Exhibit 10.9 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.7	BWC Prospect Agreement, Dated April 1, 1998, incorporated by reference to Exhibit 10.14 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.8	Redfish Prospect Agreement Dated January 6, 1999, incorporated by reference to Exhibit 10.19 of Beta’s Amendment No. 2 to S-1/A Registration Statement No. 333-68381 filed May 3, 1999.
10.9	Shark Prospect Agreement Dated January 6, 1999, incorporated by reference to Exhibit 10.20 of Beta’s Amendment No. 2 to S-1/A Registration Statement No. 333-68381 filed May 3, 1999.
10.10	Northeast Hitchcock Agreement Dated July 30, 1999, incorporated by reference to Exhibit 10.24 of Beta’s Form 10-K/A for the year 1999 filed March 30, 2000.
10.11	Sarah White Agreement Dated July 30, 1999, incorporated by reference to Exhibit 10.25 of Beta’s Form 10-K/A for the year 1999 filed March 30, 2000.
10.12

Revised Joint Development Agreement dated August 8, 2000 between Red River Energy, L.L.C. and Avalon Exploration, Inc., incorporated by reference to Exhibit 10.27 of Beta’s Third Quarter Form 10-Q filed November 14, 2000.

10.13	Mushroom Project Participation Agreement, Austin and Waller Counties, Texas, dated June 14, 2000, incorporated by reference to Exhibit 10.29 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.
10.14	Starboard Area Letter Agreement, Terrebone Parish, Louisiana dated June 16, 2000 incorporated by reference to Exhibit 10.30 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.
10.15

First Amended and Restated Revolving Credit Agreement between Bank of Oklahoma and Red River Energy, LLC dated March 30, 1999, incorporated by reference to Exhibit 10.31 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.

10.16

First Amendment to First Amended and Restated Revolving Credit Agreement between Bank of Oklahoma and Red River Energy, LLC dated February 1, 2000, incorporated by reference to Exhibit 10.32 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.

10.17

Second Amendment to First Amended and Restated Revolving Credit Agreement between Bank of Oklahoma and Red River Energy, LLC dated June 15, 2000, incorporated by reference to Exhibit 10.33 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.
10.18

Third Amendment to First Amended and Restated Revolving Credit Agreement between Bank of Oklahoma and Beta Oil & Gas, Inc. dated March 19, 2001, incorporated by reference to Exhibit 10.34 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.

10.19	Form of Placement Agent Agreement for Preferred Placement Offering dated March 15, 2001, incorporated by reference to Exhibit 10.35 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.
10.20

Letter Agreement Between Avalon Exploration, Inc. and Beta Oil & Gas, Inc. dated September 7, 2001 amending Revised Joint Development Agreement dated August 8, 2000 between Red River Energy, L.L.C. and Avalon Exploration, Inc., incorporated by reference to Exhibit 10.27 of Beta’s Third Quarter Form 10-Q filed November 14, 2000.

10.21	The Amended 1999 Incentive and Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 99 of Beta’s 14A Definitive Proxy Statement dated and filed August 14, 2000.
10.22

Fourth Amendment to First Amended and Restated Revolving Credit Agreement dated March 15, 2002 between Beta Oil & Gas, Inc. and Bank of Oklahoma, N.A., incorporated by reference to Exhibit 10.36 of Beta’s Second Quarter 2002 Form 10-Q filed August 14, 2002.

10.23	Promissory Note dated March 15, 2002 between Beta Oil & Gas, Inc. and Bank of Oklahoma, N.A., incorporated by reference to Exhibit 10.37 of Beta’s Second Quarter 2002 Form 10-Q filed August 14, 2002.
10.24

Revolving Credit Note dated March 15, 2002 between Beta Oil & Gas, Inc. and Bank of Oklahoma N.A., incorporated by reference to Exhibit 10.38 of Beta’s Second Quarter 2002 Form 10-Q filed August 14, 2002.

10.25

Agreement between Beta Oil & Gas, Inc., Penn Virginia Oil & Gas Corporation, et.al. dated September 3, 2002, incorporated by reference to Exhibit 10.38 of Beta’s Third Quarter 2002 Form 10-Q filed November 14, 2002.

10.26	Letter Agreement between Beta Oil & Gas, Inc. and David A. Wilkins dated September 16, 2002 regarding the terms of his employment.
10.27	Separation Agreement with between Steve Antry and Beta Oil & Gas, Inc. dated October 1, 2002.
10.28	Employment Inducement Stock Option Agreement between Beta Oil & Gas, Inc. and David A. Wilkins dated October 1, 2002.
10.29

Fifth Amendment to First Amended and Restated Revolving Credit Agreement dated June 30, 2003 between Beta Oil & Gas, Inc. and Bank of Oklahoma, N.A., incorporated by reference to Exhibit 10.42 of Beta’s Second Quarter 2003 Form 10-Q filed August 13, 2003.

10.30	Promissory Note dated June 30, 2003 between Beta Oil & Gas, Inc. and Bank of Oklahoma, N.A., incorporated by reference to Exhibit 10.43 of Beta’s Second Quarter 2003 Form 10-Q filed August 13,2003.
10.31

Second Amendment to Second Amended and Supplemental Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment dated June 30, 2003 from Beta Operating Company, L.L.C. to Michael M. Coats, Trustee and Bank of Oklahoma, N.A., incorporated by reference to Exhibit 10.44 of Beta’s Second Quarter 2003 Form 10-Q filed August 13,2003.

10.32	Amendment One to Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 10.45 of Beta’s Second Quarter 2003 Form 10-Q filed August 13,2003.
10.33

Agreement among Beta Oil & Gas, Inc., Steve A. Antry, Rolf N. Hufnagel, Robert E. Davis, Jr., Robert C. Stone, Jr. and David A. Wilkins, dated June 20, 2003, regarding voting of shares at 2003 annual meeting incorporated by reference to Exhibit 10.1 of Beta's Form 8-K filed on June 24, 2004.

10.34

Operating Agreement dated July 31, 2003 and effective July 1, 2003, between Beta Operating Company, L.L.C. and Woolsey Petroleum relating to a 13 well drilling commitment, incorporated by reference to Exhibit 10.46 of Beta’s Third Quarter 2003 Form 10-Q filed November 14,2003.

10.35

Letter agreement dated July 9, 2003, between Beta Oil & Gas, Inc. and Petro Capital Advisors, L.L.C. relating to financial advisory services, incorporated by reference to Exhibit 10.47 of Beta’s Third Quarter 2003 Form 10-Q filed November 14, 2003.

10.36

Letter agreement dated October 13, 2003 between Beta Oil & Gas, Inc. and Petro Capital Advisors, LLC amending certain terms under the July 9, 2003 letter agreement, incorporated by reference to Exhibit 10.48 of Beta’s Third Quarter 2003 Form 10-Q filed November 14, 2003.

10.37

Securities Purchase Agreement dated December 12, 2003 between Beta Oil & Gas, Inc. and Petrohawk Energy, LLC, incorporated by reference to Appendix A to Beta's Preliminary Proxy Statement filed on Schedule 14-A on January 9, 2004.

10.38

Stockholders Agreement by and among Beta Oil & Gas, Inc. and certain of its stockholders, incorporated by reference to Appendix E to Beta's Preliminary Proxy Statement on Schedule 14A on January 9, 2004.

16.1	Letter of HEIN & Associates LLP is incorporated by reference to Exhibit 16 Beta’s Current Report on Form 8-K/A filed on May 19, 2003.
21.1	List of Subsidiaries incorporated by reference to Exhibit 21 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.
23.1	Consent of Hein & Associates, LLP. dated March 22, 2004

23.2	Consent of Ryder Scott Company, L.P. dated March 23, 2004
23.3	Consent of Ernst & Young LLP dated March 25, 2004
23.4	Consent of Netherland, Sewell & Associates, Inc. dated March 23, 2004
31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002