Form 10-K/A
period 2003-12-31
BETA OIL & GAS INC
filed 2004-04-20
CIK 1059324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No.1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of such common stock held by non-affiliates was approximately $15,052,365 based on the reported closing sales price of $1.32 on the Nasdaq National Market on June 30, 2003.

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

At December 31, 2003, approximately 25.4 Bcfe of natural gas, or 84%, of our total proved reserves were classified as “proved developed” and approximately 4.7 Bcfe, or 16%, of our total proved reserves were classified as “proved undeveloped” reserves.    As of year-end 2003, the “proved undeveloped” reserves represented approximately 25% of the total proved oil reserves and approximately 12% of the total proved natural gas reserves.   Approximately 30% of the increase in our total reserves from year-end 2002 to year-end 2003 was classified as “proved undeveloped” reserves.   These additions were mostly the result of our workover and drilling programs supported by detailed technical studies in our key areas located in Central Oklahoma (WEHLU), South Central Kansas and South Louisiana.  We expect to make approximately $3.6 million in capital expenditures to develop approximately 3.7 Bcfe, or 78%, of our “proved undeveloped” reserves in 2004.  We expect to make approximately $1.3 million in capital expenditures to develop the balance of approximately 1.0 Bcfe, or 22%, of our “proved undeveloped” reserves in 2005.

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

Estimates of oil and gas reserves depend on various assumptions and, to the extent that the actual facts prove to be materially different from these assumptions, the quantity and value of our future oil and gas production could differ materially from these estimates.

The proved oil and gas reserve information included in this document represents estimates based on rigorous technical evaluations and extrapolations of well information such as flow rates and reservoir pressure declines, and requires significant judgments and assumptions in the evaluation of available geological, geophysical, engineering, production and economic data for each property.  The requirements of the SEC provide that proved oil and gas reserves are limited to those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  We believe that the estimates of our proved reserves meet this “reasonable certainty” test.  However, it should be understood that petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner.  Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions (including certain assumptions required by the SEC) including:

•      historical production from the area compared with production from other comparable producing areas;

•      the assumed effects of regulations by governmental agencies;

•      assumptions concerning future oil and gas prices; and

•      assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:

•      the quantities of oil and gas that are ultimately recovered;

•      the timing of the recovery of oil and gas reserves;

•      the production and operating costs incurred; and

•      the amount and timing of future development expenditures.

If any of the above items turn out to be materially different than estimated, actual production, revenues and expenditures with respect to reserves will vary from estimates and the variances may be material.

The discounted future net revenues included in this document should not be considered as the market value of the reserves attributable to our properties. As required by the SEC, the estimated discounted future net revenues from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net revenues will also be affected by factors such as:

•      the amount and timing of actual production;

•      supply and demand for oil and gas; and

•      changes in governmental regulations or taxation.

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

Our main goal is to maximize our value through profitable growth in our oil and gas reserves and productive capacity.  We believe that our assets in the Mid-Continent region have not been fully developed.  We have acreage in the Mid-Continent region which has not been drilled, and our focus in 2003 was to shift our efforts from the high-risk exploration projects in South Texas to these lower-risk Mid-Continent development projects.  We expect to continue this focus.  Our largest asset is the West Edmond Hunton Lime Unit (WEHLU) located primarily in Oklahoma County, Oklahoma, in which we have approximately a 98% ownership interest in 30,000 acres (Avalon Exploration, Inc. holds rights to participate in a continuous drilling program - please see WEHLU discussion below).  We believe that this asset has infill development potential that we began pursuing in 2003.  Accordingly, the largest portion of our 2004 capital budget will be expended on WEHLU.  We will further pursue additional development drilling opportunities in other areas, such as our Hitchita Field in McIntosh County, OK.  In 2003, we participated in the successful drilling of South Louisiana prospects in the Broussard and Lapeyrouse fields, with additional drilling expected in 2004.  Due to the high drilling costs and operational risks associated with the South Louisiana wells, our ownership position in these wells was much lower than in our Mid-Continent wells.  In 2003, we were not able to further evaluate our alternatives with our South Texas holdings, but believe that our geotechnical data covering this area has value.  In addition, we will continue to assess potential changes in our asset mix through acquisition of new properties and/or divestiture of non-strategic properties deemed to have limited upside potential.

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

Working capital and liquidity:

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

Current borrowing base:

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

2003 capital expenditures:

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

Petrohawk transaction:

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

Oil and gas sales:

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

Hedging:

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

Operating and production tax expenses:

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

General and administrative expense:

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

Depreciation and amortization expense:

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

Full cost ceiling impairment expense:

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

Interest expense:

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

Oil and gas sales:

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

Hedging:

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

Operating and production tax expenses:

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

General and administrative expense:

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

Depreciation and amortization expense:

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

Full cost ceiling impairment expense:

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

Interest expense:

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

PART III

Item 10.  Directors And Executive Officers Of The Registrant

Director and Executive Officer Information

Directors

Pursuant to the requirements of the Petrohawk purchase agreement, upon the closing, each of Robert E. Davis, Jr., David A. Wilkins, Rolf N. Hufnagel and David A. Melman will resign as directors.  Robert C. Stone, Jr., as the sole remaining director, will establish seven as the number of members of the board of directors and will appoint Larry L. Helm, Tucker Bridwell, and James L. Irish III as the designees of Petrohawk, David B. Miller and D. Martin Phillips as the designees of EnCap Investments, L.P., and Floyd C. Wilson to fill the vacancies. These persons will all serve until the next annual meeting of our stockholders. Also in accordance with the terms of the purchase agreement, Floyd C. Wilson will be elected by the board as President, Chief Executive Officer and Chairman of the Board of Beta. The following is information regarding these persons.

Current Beta directors not continuing:

Robert E. Davis, Jr., Chairman of the Board of Directors, age 52, has served as our non-employee, non-officer Chairman since October 2002 and is an independent financial consultant.  Previously, Mr. Davis served as Executive Vice President and Chief Financial Officer of Red River Energy, Inc. from 1998 until its acquisition by us in 2000.  Prior to co-founding Red River, Mr. Davis served as Executive Vice President and Chief Financial Officer of Carlton Resources Corporation, an oil and gas acquisition company, from 1996 to 1998.  From 1994 to1996, he held similar positions at American Central Gas Company, a natural gas gathering and processing company, located in Tulsa, Oklahoma.  In 1983, Mr. Davis co-founded Vesta Energy Company, a nationally recognized natural gas marketing company and held various executive positions including President and Chief Executive at Esco Energy, Inc., the parent company of Vesta.  During his 25 years in the oil and gas industry, Mr. Davis also served as a CPA with Arthur Young, LLP (now Ernst & Young LLP) and as a commercial lending officer with an Oklahoma bank.  Mr. Davis has a Bachelor of Science degree in Finance and Accounting from the University of Oklahoma and is a licensed CPA in the state of Oklahoma.

David A. Wilkins, 43, President and Chief Executive Officer has served in these capacities and as a member of our Board of Directors since October 2002. He has 21 years experience in the oil and gas industry. Previously, he served as Vintage Petroleum Inc.’s General Manager of Latin America and as President and General Manager of Vintage Oil Argentina, Inc. from 1997 to 2002. Prior to Mr. Wilkins’ assignment in Latin America, he served in various engineering positions and ultimately served as Domestic Operations Manager for Vintage from 1993 to 1997. He additionally served as Vice President of Operations for Esco Exploration, Inc. from 1988 to 1992. Mr. Wilkins began his career with Pioneer Production Corporation in 1982. He holds a Bachelor of Science Degree in Petroleum Engineering from Texas Tech University and is a Registered Engineer in the state of Oklahoma.

Rolf N. Hufnagel, age 55, has served as a director since June 2003.  Currently Mr. Hufnagel is the principal owner, President and CEO of Crimson Resources, LLC, an independent oil and gas company.  He formerly served for a brief period on our board during 2000 following our acquisition of Red River Energy, Inc.,which Mr. Hufnagel cofounded in 1997 and was one of the principal owners, Chairman, President and Chief Executive Officer.  Mr. Hufnagel founded and served as Chairman, President and Chief Executive Officer of Carlton Resources Corporation, an oil and gas acquisition company, from 1994 to 1998.  From 1986 to 1992, Mr. Hufnagel served as Senior Vice President of RAMCO Oil & Gas, Inc., a privately held property acquisition company.  Mr. Hufnagel’s experience encompasses over 25 years.  Mr. Hufnagel received his Bachelor of Science from Cameron University and his Master of Business Administration from the University of Oklahoma in 1974.

David A. Melman, age 61, has served as a director since June 2003.  Currently Mr. Melman is Chairman of the Board and Chief Executive Officer of XCL Ltd., an oil and gas company with interests in the People’s Republic of China, having held these positions since 2000.  Additionally, Mr. Melman is Chairman of the Board and Chief Executive Officer of Republic Resources, Inc., a Louisiana-based company engaged in the containment and treatment of contaminated ground water, having held these positions since 2001.  From 1998 to 2000, Mr. Melman served as the Chief Corporate Officer with Carpatsky Petroleum, Inc., an oil and gas company with interests in the Republic of Ukraine.  Mr. Melman holds a Bachelors of Science Degree in Economics and Accounting from Queens College of the City University of New York, a Juris Doctor from Brooklyn Law School and a Master of Laws in Taxation from New York University.  Mr. Melman is a member of the Bar of the State of New York.

The one continuing Beta director will be:

Robert C. Stone, Jr., 55, has served as a director since September 2000.  Currently, Mr. Stone serves as Senior Vice President/Manager of Energy Lending at Whitney National Bank in New Orleans, Louisiana and has been employed there since 2000.  Prior to this position, Mr. Stone was Manager of Energy Technical Services, Energy/Maritime Division at Hibernia National Bank from 1998 to 2000 that included evaluation responsibilities for all syndicated and direct lending E&P segment clients. Mr. Stone has held senior management positions in energy banking for over 20 years, with emphasis on small-cap, public and private producers.  His experience includes underwriting and managing senior debt, mezzanine and private equity to the independent sector.  He began his banking career as an engineer with First National Bank of Commerce in New Orleans in 1983 after working in various engineering positions with Exxon Company, U.S.A. for seven years.  He was also a Founding Governor of the City Energy Club of New Orleans and is involved with many civic organizations in New Orleans where he still resides.  Mr. Stone holds both a B.S. and M.S. in Engineering from the University of Houston.

Petrohawk director designees:

Floyd C. Wilson, 57, is an owner, President and Chief Executive Officer of Petrohawk which he founded in June, 2003. Mr. Wilson was the Chairman and Chief Executive Officer of 3TEC Energy Corporation from August 1999 to its merger with Plains Exploration & Production Company in June of 2003. Mr. Wilson founded W/E Energy Company L.L.C., formerly known as 3TEC Energy Company L.L.C. in 1998 and served as its President until August 1999. Mr. Wilson began his career in the energy business in Houston in 1970 as a completion engineer. He moved to Wichita in 1976 to start an oil and gas operating company, one of several private energy ventures which preceded the formation of W/E. Mr. Wilson founded Hugoton Energy Corporation in 1987, and served as its Chairman, President and Chief Executive Officer. In 1994, Hugoton completed an initial public offering and was merged into Chesapeake Energy Corporation in 1998.

David B. Miller, 53, is a Senior Managing Director of EnCap Investments L.P., an investment management and merchant banking firm focused on the upstream and midstream sectors of the oil and gas industry that was founded in 1988. From 1988 to 1996, Mr. Miller also served as President of PMC Reserve Acquisition Company, a partnership jointly owned by EnCap and Pitts Energy Group. Prior to the establishment of EnCap, Mr. Miller served as Co-Chief Executive Officer of MAZE Exploration Inc., a Denver, Colorado, based oil and gas company he co-founded in 1981. Mr. Miller was a director of 3TEC Energy Corporation. from 1999 until June, 2003. Mr. Miller is also a director of Denbury Resources Inc.

D. Martin Phillips, 50, is a Senior Managing Director of EnCap Investments L.P., an investment management and merchant banking firm focused on the upstream and midstream sectors of the oil and gas industry that was founded in 1988. Prior to joining EnCap in 1989, from 1978 to 1989, Mr. Phillips served in various management capacities with NCNB Texas National Bank, including as Senior Vice President in the Energy Banking Group. Mr. Phillips is also a director of Plains Resources, Inc. Mr. Phillips was a director of 3TEC Energy Corporation. from 1999 until June, 2003.

Larry L. Helm, 56, has 30 years of experience in commercial banking. Mr. Helm is currently not employed.  He was employed with Bank One Corporation from December 1989 through December 2003. Most recently Mr. Helm served as Executive Vice President of Middle Market Banking from October 2001 to December 2003. From August 1999 to October 2001, he was Chairman of Southern Region Commercial Banking and from April 1998 to August 1999, he served as Executive Vice President of the Energy and Utilities Banking. He served as director of 3TEC Energy Corporation from 2000 to June, 2003.

Tucker Bridwell, 52, has been the President of Mansefeldt Investment Co. since September 1997 and is in charge of the overall supervision and management of more than $100 million in investments. He has been in the energy business in various capacities for over 25 years. Mr. Bridwell served as chairman of First Permian, LLC from 2000 until its sale to Energen Corporation in April 2002. He is a certified public accountant.

James L. Irish III, 59, served as a director of 3TEC Energy Corporation from 2002 until June, 2003. Mr. Irish is currently of counsel with Thompson & Knight, L.L.P., a Texas based law firm. Mr. Irish has been an attorney with Thomson & Knight, L.L.P. serving in various capacities, including Managing Partner, since 1969.

Executive Officers

Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified. The following information is provided about our current executive officers:

David A. Wilkins, 43, President and Chief Executive Officer, Director has served in these capacities since October 2002. He has 21 years experience in the oil and gas industry. Previously, he served as Vintage Petroleum Inc.’s General Manager of Latin America and as President and General Manager of Vintage Oil Argentina, Inc. from 1997 to 2002. Prior to Mr. Wilkins’ assignment in Latin America, he served in various engineering positions and ultimately served as Domestic Operations Manager for Vintage from 1993 to 1997. He additionally served as Vice President of Operations for Esco Exploration, Inc. from 1988 to 1992. Mr. Wilkins began his career with Pioneer Production Corporation in 1982. He holds a Bachelor of Science Degree in Petroleum Engineering from Texas Tech University and is a Registered Engineer in the state of Oklahoma.

Joseph L. Burnett, 51, Chief Financial Officer and Secretary, joined Beta in June 2000. He came to Beta with 26 years of oil and gas accounting experience. Most recently, he served American Central Gas Technologies, Inc. as Controller from 1994 to 2000. Prior to working at American Central, Mr. Burnett served at Esco Energy, Inc. for approximately seven years as Vice President/Controller. He served as Treasurer and Director for Trans Atlantic Resources, Inc. from 1982 to 1987. He started his oil and gas career in 1974 at

Skelly Oil (later Getty Oil) in its management trainee program. Mr. Burnett received his Bachelor of Science in Business Administration from Oklahoma State University in 1974 and is a Certified Public Accountant.

It is currently anticipated that, in addition to Floyd C. Wilson, the following persons will become executive officers of Beta after the closing of the Petrohawk transaction:

Stephen W. Herod, 45, is currently employed by Petrohawk which he joined in June 2003.  He served as Executive Vice President-Corporate Development for 3TEC Energy Corporation from December 1999 until its merger with Plains Exploration & Production Company in June 2003 and as Assistant Secretary from May 2001 until June 2003. Mr. Herod served as a director of 3TEC from July 1997 until January 2002. Mr. Herod served as the Treasurer of 3TEC from 1999 until 2001. From July 1997 to December 1999, Mr. Herod was Vice President-Corporate Development. Mr. Herod served as President and a director of Shore Oil Company from April 1992 until the merger of Shore with 3TEC on June 30, 1997. He joined Shore’s predecessor as Controller in February 1991. Mr. Herod was employed by Conquest Exploration Company from 1984 until 1991 in various financial management positions, including Operations Accounting Manager. From 1981 to 1984, Superior Oil Company employed Mr. Herod as a financial analyst.

Shane M. Bayless, 36, is currently employed by Petrohawk which he joined in June 2003.  He was Vice President and Controller of 3TEC from July 2000 until 3TEC’s merger with Plains Exploration & Production Company in June 2003. Mr. Bayless served as the Treasurer of 3TEC from March 2001 until June 2003. Prior to joining 3TEC, Mr. Bayless was employed by Encore Acquisition Company as Vice President and Controller from 1998 to 2000. Mr. Bayless worked as the Controller from 1996 to 1998 and as the Accounting Manager from 1993 to 1996 at Hugoton. From 1990 to 1993, Mr. Bayless was an Audit Senior with Ernst & Young LLP. He is a Certified Public Accountant.

Richard K. Stoneburner, 50, is currently employed by Petrohawk which he joined in July 2003.  He joined 3TEC in August 1999 and was its Vice President—Exploration from December 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Stoneburner was employed by W/E Energy Company as District Geologist from 1998 to 1999. Prior to joining W/E Energy, Mr. Stoneburner worked as a geologist for Texas Oil & Gas, The Reach Group, Weber Energy Corporation, Hugoton and, independently through his own company, Stoneburner Exploration, Inc. Mr. Stoneburner has over 25 years of experience in the energy business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and holders of 10% or more of any class of our stock to report to the SEC, by a specified date, initial reports of ownership and reports of changes in ownership of our stock and other equity securities. We believe that during the fiscal year ended December 31, 2003, our directors and executive officers complied with all these filing requirements, based solely on a review of copies of reports filed under Section 16(a) furnished to us and on the written representations of our directors and executive officers except for one delinquent Form 4 filing by Rolf N. Hufnagel pertaining to one transaction for a stock option grant and one delinquent Form 4 filing by David A. Melman pertaining to one transaction for a stock option grant.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are filing a copy of our Code of Ethics as an Exhibit to this Annual Report on Form 10-K.  The Code of Ethics, together with our Code of Conduct applicable to all of our directors, officers and employees will be available on our Internet website at http://www.betaoil.com on or before May 4, 2004.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to the compensation of David A. Wilkins, our current Chief Executive Officer, and Joseph L. Burnett, our Chief Financial Officer and Secretary, for services in all capacities to us during the fiscal years ended December 31, 2003, 2002 and 2001. Mr. Wilkins joined Beta on October 21, 2002. None of our other executive officers had an annual salary and bonus in excess of $100,000 paid by us during any such year. No information is given as to any person for any fiscal year during which such person was not an executive officer of us.

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (2)	Securities Underlying Options		Matching Contributions to Simple IRA Retirement Plan

David A. Wilkins(1)	2003	$160,000	$400,000	—	100,000	(3)	$8,000
Chief Executive Officer, President and Director	2002	$32,205	$50,000	—	500,000	(4)	$966
Joseph L. Burnett	2003	$125,000	$10,417	—	100,000	(5)	$4,060
Chief Financial Officer and	2002	$95,000	—	—	—		$2,850
Secretary	2001	$95,000	—	—	25,000	(6)	$2,850

(1)                                  Effective October 21, 2002, Mr. Wilkins was appointed as our President and Chief Executive Officer and joined our board of directors. Mr. Wilkins’ compensation includes an annual base salary of $160,000.

(2)                                  Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation does not exceed the lesser of $50,000, or 10% of the total amount of salary and bonus for any named individual.

(3)                                  Stock options for 100,000 shares of common stock were granted to Mr. Wilkins on December 31, 2003 which are exercisable at $1.90 per share and expire on December 31, 2013.

(4)                                  As partial consideration for the forfeiture of Mr. Wilkins’ incentive common stock options (vested and unvested) with his former employer, Mr. Wilkins was granted an option to purchase 500,000 shares of our common stock at an exercise price of $1.30 per share.

(5)                                  Stock options for 100,000 shares of common stock were granted to Mr. Burnett on April 22, 2003 which are exercisable at $1.00 per share and expire on April 22, 2009. These options were issued under our Amended 1999 Incentive and Nonstatutory Stock Option Plan.

(6)                                  Stock options for 25,000 shares of common stock were granted to Mr. Burnett on December 24, 2001 which are exercisable at $4.00 per share and expire on December 24, 2006. These options were issued under our Amended 1999 Incentive and Nonstatutory Stock Option Plan.

Stock Options

We use stock options as part of the overall compensation of directors, officers and employees. In the following table, we show certain information with respect to stock options granted in 2003 to the named executive officers.

Option Grants in 2003

	Number of securities underlying	Percent of total options granted to employees in	Exercise or base price	Expiration	Potential realizable value at assumed annual rates of stock price appreciation for option term
Name	Options#	2003(1)	($/Sh)	date	0% ($)	5% ($)(2)	10% ($)(2)

David A. Wilkins	100,000(3)	25%	$1.90	12/31/2013	$7,000	$119,491	$302,803
Joseph L. Burnett	100,000(4)	25%	$1.00	04/22/2009	$0	$34,010	$77,160

(1)                                  Based on a total of 405,500 shares underlying options being granted to certain employees during fiscal 2003.

(2)                                  Caution is recommended in interpreting the financial significance of these figures. The figures are calculated by multiplying the number of options granted times the difference between a future hypothetical stock price and the option exercise price and are shown pursuant to rules of the SEC. These amounts are calculated based on the indicated annual rates of appreciation and annual compounding from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. There is no assurance that the amounts reflected in this table will be achieved.

(3)                                  All options were granted on December 31, 2003 at an exercise price equal to the fair market value of the common stock on the preceding day to date of grant. The closing price of the stock on the date of grant was $1.97 per share. The options have a term of ten years and vest over a three-year period from the date of grant with one third becoming exercisable on the first anniversary of the grant, one third becoming exercisable on the second anniversary of the grant and the remaining one third becoming exercisable on the third anniversary of the grant. Subject to closing of the Petrohawk transaction and subsequent stockholder approval, the option agreements with Mr. Wilkins will be amended to provide that they will be exercisable in full immediately and they will continue to be exercisable through the fifth anniversary of the closing of the Petrohawk transaction even if Mr. Wilkins’ employment should be terminated. See “Terms of the Purchase Agreement—Covenants—Post-Closing Covenants—Amendment of Stock Options.”

(4)                                  All options were granted on April 22, 2003 at an exercise price equal to the greater of fair market value of the common stock on that date or $1.00. The options have a term of six years and vest over a three-year period from the date of grant with one-third becoming exercisable on the first anniversary of the grant, one third becoming exercisable on the second anniversary of the grant and the remaining one third becoming exercisable on the third anniversary of the grant. Subject to closing of the Petrohawk transaction and subsequent stockholder approval, the option agreements with Mr. Burnett will be amended to provide that they will be exercisable in full immediately and they will continue to be exercisable through the fifth anniversary of the closing of the Petrohawk transaction even if Mr. Burnett’s employment should be terminated. See “Terms of the Purchase Agreement—Covenants—Post-Closing Covenants—Amendment of Stock Options.”

The following table shows certain information with respect to stock options exercised in 2003 by Mr. Wilkins and Mr. Burnett and the value of their unexercised stock options at December 31, 2003.

Aggregated Option Exercises in 2003 and Fiscal Year End Option Values

Name	Shares acquired on exercise	Value Realized	Number of securities underlying unexercised options at fiscal year end (#) Exercisable/Unexercisable	Value of unexercised in-the-money options at the fiscal year end ($)(1) Exercisable/Unexercisable

David A. Wilkins(2)	None	None	166,667/433,333	$111,667/$230,333.11
Joseph L. Burnett(3)	None	None	155,000/100,000	$0/$97,000

(1)                                  The value of in-the-money options is equal to the fair market value of a share of common stock at fiscal year end, based on the last sale price of our common stock ($1.97 per share on December 31, 2003), less the exercise price.

(2)                                  As more fully described in the Summary Compensation Table and in the table under “Option Grants in 2003”, Mr. Wilkins was granted options covering 100,000 shares of common stock during 2003. In 2002, he was granted options covering 500,000 shares of common stock as discussed below under “Employment Agreements, Termination of Employment and Change of Control Agreements.”

(3)                                  Mr. Burnett was granted options covering 100,000 shares of common stock during 2003. In 2001, he was granted options covering 25,000 shares of common stock and in 2000 he was granted options covering 30,000 shares of common stock.  He was granted 100,000 stock purchase warrants in 2000 as an inducement to accept employment with us.

Employment Agreements, Termination of Employment and Change of Control Arrangements

Effective October 21, 2002, David A. Wilkins was appointed as our President and Chief Executive Officer and joined our board of directors. Mr. Wilkins’ compensation includes an annual base salary of $160,000 and eligibility for 2003 incentive compensation equal to, and not less than, $64,000, which is 40% of his annual salary. In consideration for the forfeiture of his incentive common stock options (vested and unvested) with his former employer, he received a $50,000 bonus paid upon his commencement of employment and a $250,000 bonus paid on January 2, 2003, a $150,000 bonus paid on July 1, 2003, and a $150,000 bonus paid on January 2, 2004. Upon commencement of his employment, Mr. Wilkins was granted options to purchase 500,000 shares of our stock at an exercise price of $1.30 per share and on December 31, 2003 was granted an option to purchase 100,000 shares at a price equal to $1.90 per share, our common stock closing price on Nasdaq for the preceding day. These options have a term of ten years and vest over a three-year period from the date of grant, with one third becoming exercisable on the first anniversary of the grant, one third becoming exercisable on the second anniversary of the grant and the remaining one third becoming exercisable on the third anniversary of the grant. Subject to closing of the Petrohawk transaction and subsequent stockholder approval, the option agreements with Mr. Wilkins will be amended to provide that they will be exercisable in full immediately and they will continue to be exercisable through the fifth anniversary of the closing of the Petrohawk transaction even if Mr. Wilkins’ employment should be terminated. Under the terms of the purchase agreement, Petrohawk has agreed to present to our stockholders following the closing a proposal that the amendment of these options and all of the other options held by our employees be approved and to vote its shares in favor of the proposal. See “Terms of the Purchase Agreement—Covenants—Post-Closing Covenants—Amendment of Stock Options.”

Joseph L. Burnett, our Chief Financial Officer and Secretary, has options and warrants to purchase 255,000 shares of our stock.  Mr. Burnett was issued 100,000 warrants in 2000 as an inducement for his employment with us.  These warrants are currently exercisable at a price of $8.38 per share and expire May 31, 2005.   Also in 2000, Mr. Burnett was granted options to purchase 30,000 shares of our stock at an exercise price of $7.70. These options have a term of five years and vested upon grant. In 2001, Mr. Burnett was granted options to purchase 25,000 shares of our stock at an exercise price of $4.00. These options also have a term of five years and vested upon grant. In 2003, Mr. Burnett was granted options to purchase 100,000 shares of our stock at an exercise price of $1.00. These options have a term of six years and vest over a three-year period from the date of grant, with one third becoming exercisable on the first anniversary of the grant, one third becoming exercisable on the second anniversary of the grant and the remaining one third becoming exercisable on the third anniversary of the grant. Subject to closing of the Petrohawk transaction and subsequent stockholder approval, the option agreements with Mr. Burnett will be amended to provide that they will be exercisable in full immediately and they will continue to be exercisable through the fifth anniversary of the closing of the Petrohawk transaction or until they would have otherwise expired absent termination of employment, whichever is earlier, even if

Mr. Burnett’s employment should be terminated. Under the terms of the purchase agreement, Petrohawk has agreed to present to our stockholders following the closing a proposal that the amendment of these options and all of the other options held by our employees be approved and to vote its shares in favor of the proposal. See “Terms of the Purchase Agreement—Covenants—Post-Closing Covenants—Amendment of Stock Options.”

Compensation of Directors

Employee directors receive no additional compensation for service on the board of directors or any committee thereof. Our bylaws state that our non-employee directors shall not receive any stated salary for their services, but, by resolution of the board of directors, a fixed sum and expense of attendance, if any, may be allowed for attendance at each regular and special meeting of the board of directors. All our directors receive actual expense reimbursements, and we currently pay $1,500 in fees to each of our outside directors per board and committee meeting, including meetings held by teleconference. In 2003, the aggregate of the directors’ fees to all outside directors was $141,500.

Prior to July 1, 2003, non-employee directors received options to purchase 50,000 shares of our common stock for their initial year of service and 25,000 each year thereafter, if re-elected, on their anniversary dates, provided that options granted to each of these directors could not cover more than 100,000 shares in the aggregate. This policy changed so that effective July 1, 2003, directors receive only annual option grants covering 10,000 shares on the date of the annual meeting but with no cap on the number of shares which may be covered by these options. Prior to July 1, 2003, the option granted to the chairman of the board of directors each year covered an additional 25,000 shares, but effective July 1, 2003, this was reduced to 15,000 additional shares each year. Prior to July 1, 2003, the chairman of the audit committee received an additional 25,000 shares covered by his option each year but this was reduced to 15,000 shares effective July 1, 2003. The exercise price of these options is equal to 110% of the fair market value of the common stock on the date of grant. We maintain directors and officers liability insurance.

In April 2003, Robert E. Davis, Jr. was granted an option, which vested on the grant date, to purchase 14,583 shares of our company stock, with an exercise price of $1.00 per share which expires in April 2013.  Additionally in April 2003, an option, which vested on the grant date,  to purchase 50,000 shares of our common stock, with an exercise price of $1.00 per share which expires in April 2013, was issued to Mr. Stone for past and present services provided as chairman of our audit committee for the service period of 2001-2003. Additionally, Mr. Stone returned fully vested options covering 50,000 shares with an exercise price of $10.00 per share and 25,000 shares with an exercise price of $5.22 per share.  In exchange for the returned options, Mr. Stone received three stock options covering a total of 75,000 shares of common stock which were granted in 25,000 increments at June 30, 2003, September 30, 2003 and December 31, 2003 at exercise prices equal to or greater than 110% of the closing price of the common stock on The Nasdaq Stock Market, or $1.00 per share, whichever was greater on the respective dates of grant. The options vested immediately on the grant dates and have a ten-year life. The exercise prices of the grants ranged from $1.46 to $2.17 per share.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

From October 21, 2002, when David A. Wilkins was appointed as a director and President and Chief Executive Officer, until June 20, 2003, he was a member of the compensation committee and participated in deliberations concerning executive officer compensation, including his own. On June 20, 2003, Rolf N. Hufnagel, an outside director of Beta, replaced Mr. Wilkins on the compensation committee. The other members of the committee during 2002 and 2003, Robert C. Stone, Jr. and Robert E. Davis, Jr., are outside directors of Beta.

Directors Robert E. Davis, Jr. and Rolf N. Hufnagel have overriding royalty interests in certain of our oil and gas properties. See “Certain Relationships and Related Transactions” below.

Compensation Committee Report on Executive Compensation

During 2003, the members of the compensation committee were Robert C. Stone, Jr., Robert E. Davis, Jr., outside directors of Beta, and from October 21, 2002 until June 20, 2003, David A. Wilkins, President and Chief Executive Officer. On June 20, 2003, Rolf N. Hufnagel replaced Mr. Wilkins and the compensation committee now consists solely of outside directors.

Report of the Compensation Committee

As the compensation committee of the board of directors, we are responsible for formulating and recommending to the full board of directors the compensation paid to Beta’s executive officers, including Mr. Wilkins, the President and Chief Executive Officer. We generally review executive compensation on an annual basis. In reviewing the overall compensation of our executive officers, we consider the following components of executive compensation:

•                                          base salaries;

•                                          stock option grants;

•                                          cash bonuses;

•                                          insurance plans; and

•                                          contributions by Beta to the simple IRA retirement plan.

In establishing the compensation paid to our executives, we emphasize providing compensation that will

•                                          motivate and retain the executives and reward performance;

•                                          encourage the long term success of Beta; and

•                                          encourage the application of prudent decision making processes in an industry marked by volatility and high risk.

Historically, we have evaluated compensation paid to our executive officers based upon the following factors:

•                                          the growth in Beta’s oil and gas reserves;

•                                          the market value of Beta’s common stock;

•                                          cash flow;

•                                          the extent to which the executive officers have been successful in finding and creating opportunities for Beta to participate in drilling or acquisition ventures having quality prospects;

•                                          the ability of our executives to formulate and maintain sound budgets for drilling ventures and other business activities;

•                                          the overall financial condition of Beta;

•                                          the extent to which proposed business plans are met; and

•                                          by comparing the compensation packages of our executive officers with the compensation packages of executive officers of other companies similar to Beta.

We do not assign relative weights or rankings to these factors. Instead, we make subjective determinations based upon a consideration of all of these factors.

In establishing base salaries for the executive officers, we have not relied on independent consultants to analyze or prepare formal surveys for us. However, we do make informal comparisons of our executives’ compensation with the compensation paid to executives of other publicly and privately held companies similar to Beta. We also rely on our general knowledge and experience in the oil and gas industry, focusing on a subjective analysis of each of our executives’ contributions to Beta’s overall performance. In addition, we take into account the fact that we do not provide significant perquisites to our executive officers. While specific performance levels or “benchmarks” are not used to establish salaries or grant stock options, we do take into account historic comparisons of Beta’s performance. With respect to awards of stock options, we attempt to provide the executives with an incentive compensation vehicle that could result in future additional compensation to the executives, but only if the value of our common stock increases for all stockholders. All stock options are granted with exercise prices equal to or greater than the fair market value of the common stock on the date of grant. When awarding stock options, we consider the number of options granted on prior occasions and the length of time between option grants.

As partial consideration for the forfeiture of Mr. Wilkins’ incentive common stock options (vested and unvested) with his former employer, in 2002, Mr. Wilkins was granted an option to purchase 500,000 shares of Beta’s stock at an exercise price of $1.30 per share. We also granted Mr. Wilkins an option to purchase 100,000 shares on December 31, 2003 at an exercise price of $1.90 per share. All of these options have a term of ten years and vest over a three-year period from the date of grant, with one third becoming exercisable on the first anniversary of the grant, one third becoming exercisable on the second anniversary of the grant and the remaining one third becoming exercisable on the third anniversary of the grant. We also awarded a $50,000 cash signing bonus to Mr. Wilkins in October 2002 with additional deferred signing bonuses of $250,000 on January 2, 2003, $150,000 on July 1, 2003 and $150,000 on January 2, 2004.

In reviewing the overall compensation offered to Mr. Wilkins for his employment with Beta, we considered Beta’s overall financial condition as well as the individual contributions made by Mr. Wilkins. We feel that the stock option awards to our executive officers, including Mr. Wilkins, act as a catalyst to advancing the financial interests of stockholders along with those of management. It is our conclusion that the amount and types of compensation currently being paid to our executive officers are sufficient to motivate them and encourage their efforts to increase the value of Beta for all stockholders.

Provisions of the Internal Revenue Code that restrict the deductibility of certain compensation over one million dollars per year have not been a factor in our considerations or recommendations.

On October 15, 2003, the compensation committee approved and recommended to our board of directors a severance arrangement for all of our employees in connection with the consummation of the Petrohawk transaction. Under this arrangement, all outstanding stock options will vest in full and the options will continue to be exercisable for a period of five years from the date of closing or until they would have otherwise expired absent a termination of employment, whichever is earlier, even if the employment of the option holder is terminated. Under the current option provisions, only a portion of the options are currently exercisable (which amounts increase over time with Beta) and would terminate at the end of 90 days following termination of the employment of the option holder. In addition to the amendment of the employee stock options, each employee will receive a severance payment equal to a stated multiple of his or her monthly salary. Mr. Wilkins and Joseph L. Burnett, our Chief Financial Officer hold options covering 600,000 shares and 155,000 shares, respectively, and will receive severance payments of $160,000 and $125,000, respectively, which equal one year’s salary.

Respectfully Submitted,

Robert C. Stone, Jr.

Robert E. Davis, Jr.

Rolf N. Hufnagel

Common Stock Performance Graph

The following common stock performance graph shows the performance of Beta’s stock up to December 31, 2003. As required by applicable rules of the SEC, the performance graph shown below was prepared based on the following assumptions:

1.                                       A $100 investment was made in our common stock and each index on July 9, 1999, the date on which our common stock commenced trading on Nasdaq..

2.                                       The indices are weighted daily, using the market capitalization on the previous trading day.

3.                                       If the quarterly interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.

4.                                       All dividends are reinvested on the ex-dividend date.

The indices in the performance graph compare the annual cumulative total stockholder return on our common stock with the cumulative total return of The Nasdaq Stock Market (U.S.) Index and a peer group index comprised of five U.S. companies engaged in crude oil and natural gas operations whose stocks were traded on Nasdaq during the period from July 9, 1999 through December 31, 2003.  The companies that comprise the peer group are Brigham Exploration Co. (BEXP), Carrizo Oil & Co., Inc. (CRZO), Cheniere Energy, Inc. (CXY), Edge Petroleum Corp. (EPEX) and Parallel Petroleum Corp. (PLLL). The following information has been provided by Research Data Group.

Total Return Analysis	7/9/99	9/99	12/99	3/00	6/00	9/00	12/00	3/01	6/01	9/01	12/01	12/02	12/03

Beta	100.00	106.25	123.97	164.58	181.25	154.17	124.73	117.18	133.33	82.50	81.17	14.33	32.83
NASDAQ	100.00	98.42	145.46	163.30	141.99	130.66	87.49	65.31	76.98	53.40	69.42	47.99	99.61
Peer Group	100.00	102.04	65.25	84.10	107.32	181.88	175.26	160.19	131.50	99.52	103.89	113.84	247.69

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The following table reflects, as of March 1, 2004, the beneficial ownership of our common stock and preferred stock by (i) all persons known by us to be beneficial owners of more than 5% of each class of stock, (ii) each of our directors, (iii) each of the persons who will become a director in connection with the closing of the Petrohawk transaction in accordance with the terms of the Petrohawk purchase agreement if the Petrohawk transaction is approved and consummated (see “Director and Executive Officer Information”); (iv) each of our executive officers named in the Summary Compensation Table above, and (v) all of our executive officers and directors as a group and provides the percentage of outstanding shares of each class held. The table also shows the number of shares of common stock and the percentage of the outstanding common stock that will be owned by the persons described above and Petrohawk if the issuance of the securities in the Petrohawk transaction is approved and consummated.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Common Stock Beneficially Owned After the Issuance of Securities to Petrohawk(1)		Percent of Class After Issuance of Securities to Petrohawk(2)(3)

Robert E. Davis, Jr	364,583	(4)	2.91%	364,583	(4)	1.31%
Steve A. Antry 11814 S. Sheridan Road Tulsa, OK 74008	1,138,000	(5)	9.14%	1,138,000	(5)	4.11%
Robert C. Stone, Jr.	180,000	(6)	1.43%	195,000	(6)(16)	*
David A. Wilkins	166,667	(7)	1.32%	600,000	(7)	2.12%
Rolf N. Hufnagel	820,000	(8)	6.57%	820,000	(8)	2.96%
David A. Melman	50,000	(9)	*	50,000	(9)	*
Joseph L. Burnett	189,333	(10)	1.50%	256,000	(10)	*
Floyd C. Wilson	—		—	25,151,515	(15)	66.82%
David B. Miller	—		—	25,151,515	(13)(14)	66.82%
D. Martin Phillips	—		—	25,151,515	(13)(14)	66.82%
Larry L. Helm	—		—	15,000	(16)—	*
Tucker Bridwell	—		—	15,000	(16)—	*
James L. Irish III	—		—	15,000	(16)—	*
Petrohawk Energy, LLC 1100 Louisiana, Suite 3650 Houston, Texas 77002	—		—	25,151,515	(12)	66.82%
EnCap Energy Capital Fund IV, L.P. 1100 Louisiana, Suite 3150 Houston, Texas 77002	—		—	25,151,515	(13)(14)	66.82%
EnCap Energy Acquisition IV-B, Inc. 1100 Louisiana, Suite 3150 Houston, Texas 77002	—		—	25,151,515	(13)(14)	66.82%
EnCap Energy Capital Fund IV-B, L.P. 1100 Louisiana, Suite 3150 Houston, Texas 77002	—		—	25,151,515	(13)(14)	66.82%
EnCap Equity Fund IV GP, L.P. 1100 Louisiana, Suite 3150 Houston, Texas 77002	—		—	25,151,515	(13)(14)	66.82%
EnCap Investments L.P. 1100 Louisiana, Suite 3150 Houston, Texas 77002	—		—	25,151,515	(13)(14)	66.82%
EnCap Investments GP, L.L.C. 1100 Louisiana, Suite 3150 Houston, Texas 77002	—		—	25,151,515	(13)(14)	66.82%
RNBD GP LLC 1100 Louisiana, Suite 3150 Houston, Texas 77002	—		—	25,151,515	(13)(14)	66.82%
Gary R. Petersen 1100 Louisiana, Suite 3150 Houston, Texas 77002	—		—	25,151,515	(13)(14)	66.82%
Robert L. Zorich 1100 Louisiana, Suite 3150 Houston, Texas 77002	—		—	25,151,515	(13)(14)	66.82%
All officers and directors as a group	1,770,583	(11)	13.73%	2,285,583	(17)	6.46%

*                                         Represents less than 1% of that class of stock outstanding.

(1)                                  Unless otherwise indicated, all shares of stock are held directly with sole voting and investment power. Securities not outstanding, but included in the beneficial ownership of each such person are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing percentage of the class owned by any other person. The total number includes shares issued and outstanding as of March 1, 2004, plus shares which the owner shown above has the right to acquire within 60 days after March 1, 2004. Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.

(2)                                  For purposes of calculating the percent of the class outstanding held by each owner shown above with a right to acquire additional shares, the total number of shares excludes the shares which all other persons have the right to acquire within 60 days after March 1, 2004, pursuant to the exercise of outstanding stock options and warrants.

(3)                                  The percentages are based on the assumption that 27,640,322 shares of common stock and 604,271 shares of preferred stock will be outstanding immediately following the issuance of the securities to Petrohawk. The table also assumes that the Petrohawk transaction will be consummated upon the terms of the transaction documents described in this proxy statement.

(4)                                  Includes 114,583 shares of common stock underlying stock options.

(5)                                  Shares held with spouse as community property. Includes 25,000 warrants held on behalf of minor children.

(6)                                  Includes 175,000 shares of common stock underlying stock options.

(7)                                  Represents shares of common stock underlying stock options.

(8)                                  Includes 50,000 shares of common stock underlying stock options.

(9)                                  Represents shares of common stock underlying stock options.

(10)                            Includes 188,333 shares of common stock before closing the Petrohawk transaction and 255,000 shares of common stock after closing the Petrohawk transaction which are issuable upon exercise of outstanding stock options and warrants.

(11)                            Total for the 6 persons who were officers or directors prior to the issuance of the securities to Petrohawk. This includes 100,000 shares of common stock underlying stock warrants and 611,250 shares of common stock underlying stock options.

(12)                            Includes 15,151,515 shares of common stock and warrants to purchase 10,000,000 shares of common stock exercisable within 60 days after the date hereof.

(13)                            Represents shares owned by Petrohawk.  These entities or persons may be deemed to share voting and dispositive control over the shares of common stock owned by Petrohawk.  EnCap Energy Capital Fund IV, L.P. and EnCap Energy Acquisition IV-B, Inc., each of which is a member of Petrohawk, have the contractual right to nominate a majority of the members of the board of directors of Petrohawk pursuant to Petrohawk’s limited liability company agreement.  These two entities are controlled indirectly by David B. Miller, Gary R. Petersen, D. Martin Phillips and Robert L. Zorich.  In addition, Mr. Miller and Mr. Phillips are the members of Petrohawk’s board of directors.  Messrs. Miller, Petersen, Phillips and Zorich are members of RNBD GP LLC which in turn has management control, directly or indirectly, over the other EnCap entities listed on this beneficial ownership table, including EnCap Investments GP, L.L.C., EnCap Investments L.P., EnCap Equity Fund IV GP, L.P., EnCap Energy Capital Fund IV-B, L.P., EnCap Energy Capital Fund IV, L.P. (a member of Petrohawk) and EnCap Energy Acquisition IV-B, Inc. (a member of Petrohawk).  All the EnCap entities listed in the preceding sentence, other than the two EnCap entities which are members of Petrohawk, have management control, directly or indirectly, over these two EnCap entities with membership in Petrohawk.

(14)                            Each of EnCap Energy Capital Fund IV, L.P., EnCap Energy Acquisition IV-B, Inc., EnCap Energy Capital Fund IV-B, L.P., EnCap Equity Fund IV GP, L.P., EnCap Investments L.P., EnCap Investments GP, L.L.C., RNBD GP LLC, David B. Miller, Gary R. Petersen, D. Martin Phillips, and Robert L. Zorich disclaim beneficial ownership of the reported securities in excess of such entity’s or person’s respective pecuniary interest in the securities.

(15)                            Represents shares owned by Petrohawk.  Floyd C. Wilson may be deemed to share the voting and dispositive control over the shares of common stock owned by Petrohawk. FCW, LLC, a member of Petrohawk, has the contractual right to nominate one of the members of the board of managers of Petrohawk pursuant to Petrohawk’s governing documents and has nominated Floyd C. Wilson, a majority member of FCW, LLC.  Floyd C. Wilson disclaims beneficial ownership of the reported securities in excess of his pecuniary interest in the securities.

(16)                            Includes 15,000 shares expected to be granted  after the closing to each of the non-employee directors who will then be serving on our board for his service on the board of directors.

(17)                           Total for nine persons who will be officers or directors after the issuance of the securities to Petrohawk will be 25,391,515 shares (representing 67.15% of the shares then outstanding) after the closing of the Petrohawk transaction and the termination or resignation of all of the current directors and officers other than Mr. Stone. This will include 15,216,515 shares of common stock, 10,000,000 shares of common stock underlying stock purchase warrants and options to purchase 175,000 shares underlying stock options.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	889,083	$3.18	545,917
Equity compensation plans not approved by security holders	—	—	—
Total	889,083	$3.18	545,917

Item 13.  Certain Relationships And Related Transactions

Director Robert E. Davis, Jr. has overriding royalty interests in certain of our oil and gas properties that were acquired from Red River Energy, LLC in September 2000. Mr. Davis, former Executive Vice President and Chief Financial Officer of Red River, received the overriding royalty interests as part of his compensation while employed at Red River. Mr. Davis received approximately $49,800 in royalty income from Beta properties during 2003.

Director Rolf N. Hufnagel, director since June 20, 2003, and his wife have overriding royalty interests in certain of our oil and gas properties that were acquired from Red River in September 2000. Mr. Hufnagel received the overriding royalty interests as part of his compensation while employed at Red River. Mr. Hufnagel and his wife together received a total of approximately $136,300 in royalty income from Beta properties during 2003.

Item 14.  Principal Accountant Fees and Services

Audit Fees

Our principal accounting firm for the 2003 fiscal year, effective June 20, 2003, was Ernst & Young LLP (“Ernst & Young”) and for the fiscal year 2002, including and up to June 20, 2003 was HEIN & ASSOCIATES LLP (“HEIN”).  The aggregate fees billed by Ernst & Young for professional services rendered for the audit of our annual financial statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q, consultations, and other consents to or assistance with Securities and Exchange Commission filings for the year ended December 31, 2003 was $107,000.  The aggregate fees billed by HEIN for professional services rendered for the audit of our annual financial statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q, consultations, and other consents to or assistance with Securities and Exchange Commission filings for the years ended December 31, 2003 (through June 20, 2003) and December 31, 2002 was $18,170 and $107,609, respectively.

Audit Related Fees

The Company did not engage Ernst & Young or Hein for any professional services that would be considered audit related fees during the years ended December 31, 2003 and 2002.

Tax Fees

The aggregate fees billed by HEIN for professional services relating to tax compliance, tax advice and preparation of our federal and state income tax returns and state franchise tax returns for the years ended December 31, 2003 and 2002 were $13,203 and $26,708, respectively.

All Other Fees

We did not engage Ernst & Young or HEIN for any additional professional services other than as disclosed above for the years ended December 31, 2003 and 2002.

Audit Committee Pre-Approval Policy

All audit fees, audit related fees and tax fees as described above for the year ended December 31, 2003 were pre-approved by our Audit Committee, which concluded that the provision of such services by Ernst & Young and HEIN was compatible with the maintenance of Ernst & Young’s and HEIN’s independence in the conduct of their auditing functions.  Our Audit Committee’s Pre-Approval Policy provides that pre-approval of all such services must be approved separately by the Audit Committee.  The Audit Committee has not delegated any such pre-approval authority.

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

3.3	Amended and Restated Bylaws of the Registrant, dated June 20, 2003, incorporated by reference to Exhibit 3.01 of Beta’s Second Quarter 2003 Form 10-Q filed August 13,2003.
4.1	Form of Warrant Agreement covering warrants issued to employees as employment inducements.*
4.2	Warrant Agreement between Beta and Brookstreet Securities dated July 30, 1999.*
4.3	Form of Warrant Agreement with suppliers, service providers and other third parties.*
4.4	Certificate of Designation of Beta Oil & Gas, Inc.'s 8% Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of Beta's Form 8-K filed on July 3, 2001.
4.5	Warrant Agreement between Beta and its preferred shareholders, including Warrant Certificates A and B, incorporated by reference to Exhibit 4.1 of Beta's Form 8-K filed on July 3, 2001.
10.1	Formosa Grande Prospect Agreement, Dated August 1, 1997, incorporated by reference to Exhibit 10.1 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.2	Texana Prospect Agreement, Dated July 15, 1997, incorporated by reference to Exhibit 10.2 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.3	Ganado Prospect Agreement, Dated November 1, 1997, incorporated by reference to Exhibit 10.3 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998..
10.4	Lapeyrouse Prospect Agreement, Dated October 13, 1997, incorporated by reference to Exhibit 10.5 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.5	Rozel (Transition Zone) Prospect Agreement, Dated February 24,1998, incorporated by reference to Exhibit 10.6 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.6	Steve Antry Employment Agreement, Dated June 23,1997 incorporated by reference to Exhibit 10.9 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.7	BWC Prospect Agreement, Dated April 1, 1998, incorporated by reference to Exhibit 10.14 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.8	Redfish Prospect Agreement Dated January 6, 1999, incorporated by reference to Exhibit 10.19 of Beta’s Amendment No. 2 to S-1/A Registration Statement No. 333-68381 filed May 3, 1999.
10.9	Shark Prospect Agreement Dated January 6, 1999, incorporated by reference to Exhibit 10.20 of Beta’s Amendment No. 2 to S-1/A Registration Statement No. 333-68381 filed May 3, 1999.
10.10	Northeast Hitchcock Agreement Dated July 30, 1999, incorporated by reference to Exhibit 10.24 of Beta’s Form 10-K/A for the year 1999 filed March 30, 2000.
10.11	Sarah White Agreement Dated July 30, 1999, incorporated by reference to Exhibit 10.25 of Beta’s Form 10-K/A for the year 1999 filed March 30, 2000.
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

10.26	Letter Agreement between Beta Oil & Gas, Inc. and David A. Wilkins dated September 16, 2002 regarding the terms of his employment.*
10.27	Separation Agreement with between Steve Antry and Beta Oil & Gas, Inc.dated October 1, 2002.*
10.28	Employment Inducement Stock Option Agreement between Beta Oil & Gas, Inc. and David A. Wilkins dated October 1, 2002.*
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

14.1	Code of Ethics
16.1	Letter of HEIN & Associates LLP is incorporated by reference to Exhibit 16 Beta’s Current Report on Form 8-K/A filed on May 19, 2003.
21.1	List of Subsidiaries incorporated by reference to Exhibit 21 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.
23.1	Consent of Hein & Associates, LLP. dated April 16, 2004
23.2	Consent of Ryder Scott Company, L.P. dated April 16, 2004
23.3	Consent of Ernst & Young LLP dated April 16, 2004
23.4	Consent of Netherland, Sewell & Associates, Inc.dated April 15, 2004
31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*            Previously filed with this Form 10-K.

(b)       Beta did not file any current reports on Form 8-K during the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BETA OIL & GAS, INC.

Date: April 19, 2004	By:	/s/ David A. Wilkins

David A. Wilkins
Chief Executive Officer and President

	By:	/s/ Joseph L. Burnett

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

3.3	Amended and Restated Bylaws of the Registrant, dated June 20, 2003, incorporated by reference to Exhibit 3.01 of Beta’s Second Quarter 2003 Form 10-Q filed August 13,2003.
4.1	Form of Warrant Agreement covering warrants issued to employees as employment inducements.*
4.2	Warrant Agreement between Beta and Brookstreet Securities dated July 30, 1999.*
4.3	Form of Warrant Agreement with suppliers, service providers and other third parties.*
4.4	Certificate of Designation of Beta Oil & Gas, Inc.'s 8% Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of Beta's Form 8-K filed on July 3, 2001.
4.5	Warrant Agreement between Beta and its preferred shareholders, including Warrant Certificates A and B, incorporated by reference to Exhibit 4.1 of Beta's Form 8-K filed on July 3, 2001.
10.1	Formosa Grande Prospect Agreement, Dated August 1, 1997, incorporated by reference to Exhibit 10.1 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.2	Texana Prospect Agreement, Dated July 15, 1997, incorporated by reference to Exhibit 10.2 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.3	Ganado Prospect Agreement, Dated November 1, 1997, incorporated by reference to Exhibit 10.3 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998..
10.4	Lapeyrouse Prospect Agreement, Dated October 13, 1997, incorporated by reference to Exhibit 10.5 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.5	Rozel (Transition Zone) Prospect Agreement, Dated February 24,1998, incorporated by reference to Exhibit 10.6 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.6	Steve Antry Employment Agreement, Dated June 23,1997 incorporated by reference to Exhibit 10.9 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.7	BWC Prospect Agreement, Dated April 1, 1998, incorporated by reference to Exhibit 10.14 of Beta’s S-1 Registration Statement No. 333-68381 filed December 4, 1998.
10.8	Redfish Prospect Agreement Dated January 6, 1999, incorporated by reference to Exhibit 10.19 of Beta’s Amendment No. 2 to S-1/A Registration Statement No. 333-68381 filed May 3, 1999.
10.9	Shark Prospect Agreement Dated January 6, 1999, incorporated by reference to Exhibit 10.20 of Beta’s Amendment No. 2 to S-1/A Registration Statement No. 333-68381 filed May 3, 1999.
10.10	Northeast Hitchcock Agreement Dated July 30, 1999, incorporated by reference to Exhibit 10.24 of Beta’s Form 10-K/A for the year 1999 filed March 30, 2000.
10.11	Sarah White Agreement Dated July 30, 1999, incorporated by reference to Exhibit 10.25 of Beta’s Form 10-K/A for the year 1999 filed March 30, 2000.
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

10.26	Letter Agreement between Beta Oil & Gas, Inc. and David A. Wilkins dated September 16, 2002 regarding the terms of his employment.*
10.27	Separation Agreement with between Steve Antry and Beta Oil & Gas, Inc. dated October 1, 2002.*
10.28	Employment Inducement Stock Option Agreement between Beta Oil & Gas, Inc. and David A. Wilkins dated October 1, 2002.*
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

14.1	Code of Ethics
16.1	Letter of HEIN & Associates LLP is incorporated by reference to Exhibit 16 Beta’s Current Report on Form 8-K/A filed on May 19, 2003.
21.1	List of Subsidiaries incorporated by reference to Exhibit 21 of Beta’s Form 10-K for the year 2000 filed April 2, 2001.
23.1	Consent of Hein & Associates, LLP. dated April 16, 2004

23.2	Consent of Ryder Scott Company, L.P. dated April 16, 2004
23.3	Consent of Ernst & Young LLP dated April 16, 2004
23.4	Consent of Netherland, Sewell & Associates, Inc. dated April 15, 2004
31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*              Previously filed with this Form 10-K.