Form 10-Q
period 2004-06-30
PETROHAWK ENERGY CORP
filed 2004-08-13
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number:  000-25717

PETROHAWK ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0876964
(State of Incorporation)	(I.R.S. Employer Identification No.)

1100 Louisiana, Suite 4400, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(832) 204-2700

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

Yes  ☐  No  ☒

As of August 1, 2004, the Registrant had 13,791,757 shares of Common Stock, $.001 par value, outstanding.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2004 and June 30, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
PHAWK, LLC Transaction
Overview
Liquidity and Capital Resources
Capital Expenditures
Significant Accounting Policies
Comparison of Results of Operations for the three and six months ended June 30, 2004 and 2003

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II. - OTHER INFORMATION

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 6.	Exhibits and Reports on Form 8-K

Signatures

PART I

ITEM 1.  FINANCIAL STATEMENTS

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	JUNE 30, 2004	DECEMBER 31, 2003
CURRENT ASSETS:
Cash	$45,789,000	$2,109,681
Accounts receivable
Oil and gas sales	3,356,191	1,898,746
Other	312,665	113,529
Prepaid expenses and other	937,893	564,980
Total current assets	50,395,749	4,686,936

OIL AND GAS PROPERTIES, at cost (full cost method)
Evaluated properties	82,235,358	78,717,380
Unevaluated properties	1,213,034	1,294,212
Less – accumulated amortization of full cost pool	(41,908,317)	(39,740,116)
Net oil and gas properties	41,540,075	40,271,476

OTHER OPERATING PROPERTY AND EQUIPMENT, at cost
Gas gathering system and equipment	1,502,692	1,496,404
Support equipment	197,379	197,379
Other	350,518	276,498
Less – accumulated depreciation	(826,469)	(813,450)
Net other operating property and equipment	1,224,120	1,156,831

DEBT ISSUE COSTS, net of amortization	1,282,317	—

TOTAL ASSETS	$94,442,261	$46,115,243

CURRENT LIABILITIES:
Accounts payable, trade	$2,578,491	$1,646,559
Dividends payable	110,375	112,707
Asset retirement obligation – current portion	171,860	171,860
Income taxes payable	31,251	—
Other accrued liabilities	423,974	566,990
Total current liabilities	3,315,951	2,498,116

LONG-TERM DEBT	—	13,284,652
SUBORDINATED CONVERTIBLE NOTE PAYABLE	35,000,000	—
ASSET RETIREMENT OBLIGATIONS, less current portion	1,106,386	1,062,860

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized; 604,271issued and outstanding at June 30, 2004 and December 31, 2003. Liquidation value at June 30, 2004 of $5,700,872.	604	604
Common stock, $.001 par value; 50,000,000 shares authorized; 13,800,139 and 6,223,036 shares issued at June 30, 2004 and December 31, 2003, respectively; 13,791,757 and 6,214,654 shares outstanding at June 30, 2004 and December 31, 2003, respectively.	13,800	6,223
Additional paid-in capital	78,276,174	51,930,449
Treasury stock, at cost; 8,382 shares at June 30, 2004 and December 31, 2003.	(36,428)	(36,428)
Accumulated deficit	(23,234,226)	(22,631,233)
Total stockholders’ equity	55,019,924	29,269,615
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,442,261	$46,115,243

The accompanying notes are an integral part of these condensed consolidated financial statements

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
REVENUES:
Oil and gas	$4,892,646	$2,960,250	$8,846,853	$5,954,782
Field services	95,171	82,445	193,358	189,148
Total revenue	4,987,817	3,042,695	9,040,211	6,143,930

COSTS AND EXPENSES:
Production:
Lease operations	860,584	555,398	1,577,481	1,134,120
Production, severance and ad valorem taxes	263,084	205,220	489,657	448,476
Field services	42,972	41,431	88,273	93,268
General and administrative	1,621,024	476,193	2,420,078	1,249,115
Stock-based compensation	2,003,464	163,250	2,027,216	165,979
Depreciation, depletion and amortization	1,189,227	1,279,970	2,260,366	2,615,038
Accretion of asset retirement obligations	23,026	13,703	46,052	27,406
Total costs and expenses	6,003,381	2,735,165	8,909,123	5,733,402

INCOME (LOSS) FROM OPERATIONS	(1,015,564)	307,530	131,088	410,528
OTHER INCOME (EXPENSE):
Interest expense	(381,312)	(122,043)	(493,939)	(244,335)
Interest income and other	17,475	1,483	18,900	2,356
Total other income (expense)	(363,837)	(120,560)	(475,039)	(241,979)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(1,379,401)	186,970	(343,951)	168,549
INCOME TAX PROVISION	13,960	—	37,185	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTNG PRINCIPLE	(1,393,361)	186,970	(381,136)	168,549
CUMULATIVE EFFECT ON PRIOR YEARS FROM ADOPTION OF FASB STATEMENT NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATION, NET OF TAX	—	—	—	1,640
NET INCOME (LOSS)	(1,393,361)	186,970	(381,136)	170,189
PREFERRED DIVIDENDS	(110,375)	(111,482)	(221,857)	(221,738)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(1,503,736)	$75,488	$(602,993)	$(51,549)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.16)	$0.01	$(0.08)	$(0.01)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.16)	$0.01	$(0.08)	$(0.01)

WEIGTHED AVERAGE SHARES OUTSTANDING:
Basic	9,211,657	6,214,661	7,713,155	6,216,896
Fully Diluted	9,211,657	6,238,420	7,713,155	6,216,896

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$(1,393,361)	$186,970	$(381,136)	$170,189
OTHER COMPREHENSIVE INCOME (LOSS):
Realized loss on qualifying cash flow hedges	—	205,046	—	1,236,055
Unrealized loss on qualifying cash flow hedges	—	(88,973)	—	(629,255)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,393,361)	$303,043	$(381,136)	$776,989

The accompanying notes are an integral part of these condensed consolidated financial statements

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before cumulative effect of change in accounting principle	$(381,136)	$168,549
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,260,366	2,615,038
Amortization of debt issue costs	21,648	—
Accretion of asset retirement obligations	46,052	27,406
Stock-based compensation	2,027,216	165,979
Common stock issued in lieu of directors’ fees	8,883	—
Change in operating assets and liabilities:
Accounts receivable	(1,656,581)	(21,203)
Prepaid expenses and other	(372,913)	(99,035)
Accounts payable, trade	931,932	(1,084,326)
Income taxes payable	31,251	—
Other accrued liabilities	(143,016)	29,114
Asset retirement obligations incurred	(2,526)	(40,904)

Net cash provided by operating activities	2,771,176	1,760,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas property expenditures	(4,169,531)	(852,749)
Proceeds from sale of oil and gas properties	732,729	533,142
Gas gathering and other equipment expenditures	(159,454)	(34,879)

Net cash used in investing activities	(3,596,256)	(354,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(13,284,652)	(6,882)
Proceeds from issuance of common stock and warrants	25,000,000	—
Proceeds from issuance of subordinated convertible note payable	35,000,000	—
Debt issue costs related to PHAWK, LLC Transaction	(1,303,965)	—
Equity offering costs related to PHAWK, LLC Transaction	(682,797)	—
Preferred stock dividends paid	(224,187)	(222,964)
Acquisition of treasury stock	—	(8,255)

Net cash provided by (used in) financing activities	44,504,399	(238,101)

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,679,319	1,168,031

CASH AND CASH EQUIVALENTS, at beginning of period	2,109,681	927,313

CASH AND CASH EQUIVALENTS, at end of period	$45,789,000	$2,095,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$472,291	$287,057
Income taxes	$—	$20,500

The accompanying notes are an integral part to these condensed consolidated financial statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PETROHAWK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Petrohawk Energy Corporation (formerly known as Beta Oil & Gas, Inc.) and subsidiaries (“Petrohawk” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of its operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.  Management believes all such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.  Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The December 31, 2003 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The accompanying financial statements should be read in conjunction with the audited financial statements as contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 that was filed April 20, 2004.

PHAWK, LLC Transaction

On December 12, 2003, the Company entered into a securities purchase agreement with PHAWK, LLC, formerly known as Petrohawk Energy, LLC (“PHAWK, LLC”), a privately-held independent exploration and production company headquartered in Houston, Texas, pursuant to which PHAWK, LLC agreed to a cash investment of $60,000,000 in the Company’s common stock, warrants and a convertible note.  On May 25, 2004, the Company’s stockholders approved the transaction with PHAWK, LLC (the “PHAWK, LLC Transaction”), whereby the Company received $25,000,000 for the issuance of 7,575,757 shares of its common stock and 5,000,000 five-year common stock purchase warrants exercisable at a price of $3.30 per share.  Additionally, the Company issued a $35,000,000 convertible note that is an unsecured five-year obligation that after two years will be convertible by the holder into the Company’s common stock at a conversion price of $4.00 per share.  Interest only will be payable under the note in quarterly installments at the rate of 8% per annum.  The full amount of the principal and accrued and unpaid interest will be payable on the fifth anniversary of the date of the note.

The Company incurred approximately $2.2 million in offering costs related to the PHAWK, LLC Transaction.  Approximately $1.3 million of the costs were allocated to debt issue costs based upon the face value of the subordinated note payable to the total proceeds received by the Company.  The debt issue costs are being amortized over a five-year period.  The remaining $.9 million of costs, including $.2 million incurred in 2003, are included as equity offering costs and are reflected as a reduction to Stockholders’ Equity.

Future use of these proceeds will include acquisitions of oil and gas properties, future development and exploitation of existing and acquired oil and gas properties and exploration activity.  Approximately $13.3 million of these proceeds were used to repay all of the Company’s existing long-term bank debt.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to current period presentation.

Oil and Gas Properties

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the SEC. Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded; unless the adjustments would significantly alter the relationship between capitalized costs and proved reserves.  Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis.  Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis, if the properties have similar characteristics.  The net capitalized costs of evaluated oil and gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. Any impairments to unevaluated properties are recorded as transfers to the full cost pool.

With the volatility of commodity prices and the possibility of exploration expenditures resulting in no significant proved reserve additions, it is possible that future impairments of oil and gas properties could occur.  The price measurement date is on the last day of the quarter or year-end as required by SEC rules.

2.             ASSET RETIREMENT OBLIGATIONS

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

The Company recorded the following activity related to the liability for the six months ended June 30, 2004 and 2003:

	FOR THE SIX MONTHS ENDED June 30,
	2004	2003
Beginning balance – liability for asset retirement obligations	$1,234,720	$—
Initial liability for asset retirement obligations as of January 1, 2003	—	913,560
Obligations incurred	(2,526)	(40,904)
Accretion expense	46,052	27,406

Ending balance – liability for asset retirement obligations	$1,278,246	$900,062

At June 30, 2004, $171,860 of the liability for asset retirement obligations balance is classified as current and presented as a separate line item on the consolidated balance sheet.

3.             STOCKHOLDERS’ EQUITY

Stock Split

On May 18 2004, the Company’s Board of Directors approved a one-for-two reverse stock split that was effective May 26, 2004. The reverse split was implemented to effect the conditional approval by The NASDAQ National Market of the Company’s listing application, which was later formally approved.

Share and per share data (except par value) for periods presented have been restated to reflect the reverse stock split.

Stock -Based Compensation

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), in accounting for its employee and director stock options and applies the fair value based method of accounting to such options using the “prospective method” as defined by SFAS No. 148.  Under SFAS No. 123, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Previous to the adoption, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options.  However, as required by SFAS No. 123, the Company disclosed on a pro forma basis the impact of the fair value accounting for employee stock options.  Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by SFAS No. 123.

Since the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted, modified or settled after January 1, 2003, the cost related to stock-based compensation included in the determination of income for the three and six month periods ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.  Awards vest over periods ranging from one to three years.  The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003

Net income (loss) applicable to common stockholders as reported	$(1,503,736)	$75,488	$(602,993)	$(51,549)
Add: Stock-based compensation expense included in reported net income (loss)	2,003,464	163,250	2,027,216	165,979
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(668,037)	(202,734)	(725,389)	(247,822)

Pro forma net income (loss) applicable to common stockholders	$(168,309)	$36,004	$698,834	$(133,392)

Income (loss) per share:
Basic – as reported	$(0.16)	$0.01	$(0.08)	$(0.01)
Basic – pro forma	$(0.02)	$0.01	$0.09	$(0.02)

Diluted – as reported	$(0.16)	$0.01	$(0.08)	$(0.01)
Diluted – pro forma	$(0.02)	$0.01	$0.09	$(0.02)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2003 include expected volatility of approximately 61.3%, a risk-free interest rate of 3.15% and expected lives of 5.2 years.

During the second quarter of 2004, and in connection with the PHAWK, LLC Transaction, the Company recorded $1,979,712 of non-cash stock-based compensation expense related to employee stock options as follows:

•      $182,516 of stock-based compensation expense as a result of the accelerated vesting of certain stock options of employees who were employed on May 25, 2004 (closing of the PHAWK, LLC Transaction).

•      $1,797,196 of stock-based compensation expense as a result of the modification of certain stock options of employees whereby the period for which the employee has to exercise was extended to the earlier of the option expiration date or five years from the date of the closing of PHAWK, LLC Transaction.

Additionally, $47,504 of stock-based compensation was recorded during the six month period under the amortization of the certain employee stock options granted after the Company’s adoption of FAS 123 effective January 1, 2003.

Stock Options Grants

No options were granted during the six months ended June 30, 2004.

Common Stock Warrants

During the second quarter of 2004, and in connection with the PHAWK, LLC Transaction, the Company issued PHAWK, LLC 5,000,000 five-year common stock purchase warrants at a price of $3.30 per share. The warrants are exercisable at any time and expire on May 25, 2009.

Treasury Stock

Effective January 14, 2003, the Company’s Board of Directors authorized a stock repurchase program for up to an aggregate of 50,000 shares of the Company’s common stock.  Purchases may be made in the open market, at prevailing market prices, or in privately negotiated transactions from time to time, and will depend on market conditions, business opportunities and other factors. Any purchases are expected to be made in compliance with the safe harbor provisions of Rule 10b-18 promulgated by the SEC under the Securities and Exchange Act of 1934.

The Company did not purchase any shares during the six months ended June 30, 2004.  During the six-month period ended June 30, 2003, the Company purchased 5,375 shares for $8,255, or $1.54 per share.  At June 30, 2004, the Company held 8,382 treasury shares.

4 .            NET INCOME (LOSS) PER COMMON SHARE

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Basic:
Net income (loss)	$(1,393,361)	$186,970	$(381,136)	$170,189
Less: Preferred dividends	(110,375)	(111,482)	(221,857)	(221,738)
Net income (loss) applicable to common stockholders	$(1,503,736)	$75,488	$(602,993)	$(51,549)

Weighted average number of common shares	9,211,657	6,214,661	7,713,155	6,216,896
Basic earnings (loss) per share	$(0.16)	$0.01	$(0.08)	$(0.01)

Diluted:
Net income (loss) applicable to common stockholders	$(1,503,736)	$75,488	$(602,993)	$(51,549)
Add: Preferred dividends	—	—	—	—
Net income (loss) for diluted earnings (loss) per share	$(1,503,736)	$75,488	$(602,993)	$(51,549)

Weighted average number of common shares	9,211,657	6,214,661	7,713,155	6,216,896
Common stock equivalent shares representing shares issuable upon exercise of stock options	Antidilutive	23,759	Antidilutive	Antidilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Weighted average number of shares used in calculation of diluted income (loss) per share	9,211,657	6,238,420	7,713,155	6,216,896
Diluted earnings (loss) per share	$(0.16)	$0.01	$(0.08)	$(0.01)

The following common stock equivalents were not included in the computation for diluted loss per share because their effects were antidilutive.

	JUNE 30,
	2004	2003

Common Stock Equivalents:

Incentive stock options	396,292	362,291
Non-qualified options	352,500	317,500
Warrants	5,919,500	919,500
“As-if” conversion of subordinated note payable	8,750,000	—
“As-if” conversion of preferred stock	604,271	604,271
	16,022,563	2,203,562

5.             LONG-TERM DEBT

On May 25, 2004, and in connection with the PHAWK, LLC Transaction, the Company issued a $35,000,000, five-year unsecured subordinated note payable to PHAWK, LLC. The note payable bears interest at 8%, is payable quarterly until maturity and is convertible after two years to common stock of the Company at a conversion price of $4.00.  The full amount of the principal and accrued and unpaid interest will be payable on May 25, 2009.

During 2003, the Company’s revolving credit agreement with a commercial bank was re-determined and its maturity extended to April 1, 2005.  At June 30, 2004, the $25,000,000 credit facility had a borrowing base of $13,444,000, which is subject to an automatic monthly reduction of $88,000 that commenced July 31, 2003 and is collateralized by the Company’s oil and gas properties and gas gathering system and related assets.  At June 30, 2004, there were no outstanding borrowings under the credit agreement. The Company pays a commitment fee equal to 0.25% (1/4 of a percentage point) on the unused portion of the borrowing base, which was approximately $223,000 at June 30, 2004, due quarterly in arrears.  The next re-determination for the borrowing base will occur in November 2004.

At June 30, 2004, the Company had various outstanding letters of credit of $201,000, which reduces the amount available under the borrowing base.  The Company pays an annual renewal of 2.25% of the face amount of the letters of credit.

6.             DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Natural Gas - During the six months ended June 30, 2004, the Company had no outstanding commodity price hedging contracts.  From time to time, the Company may hedge a portion of its natural gas production and use costless collars, swaps or a combination of those derivatives when hedging

For the contracts settled during the three and six months ended June 30, 2003, the Company had realized losses of $185,107 and $1,034,332, respectively.  The impact of the natural gas hedges reduced the Company’s average natural gas price received for the three and six months ended June 30, 2003 by $0.39 per Mcf and $1.11 per Mcf, respectively.  Based on the actual average daily natural gas production for the six months ended June 30, 2003, approximately 48% of the Company’s natural gas production was hedged for this period.  Hedge ineffectiveness was not material during this period.

Crude Oil - During the six months ended June 30, 2004, the Company had no outstanding commodity price hedging contracts.  From time to time, the Company may hedge a portion of its crude oil production and use costless collars, swaps or a combination of those derivatives when hedging.

For the contracts settled during the three and six months ended June 30, 2003, the Company had realized losses of $19,939 and $201,723, respectively.  The impact of the crude oil hedges reduced the Company’s average crude price received for the three and six months ended June 30, 2003 by $0.71 per Bbl and 3.51 per Bbl, respectively.  Based on the actual average daily crude oil production for the six months ended June 30, 2003, approximately 39% of the Company’s crude oil production was hedged for this period.  Hedge ineffectiveness was not material during this period.

7.             COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to ordinary routine litigation incidental to our business.  We are not currently a party to any pending litigation, and we are not aware of any threatened litigation that would in the opinion of our legal counsel, have a significant impact on the financial statements.  We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

8.             SUBSEQUENT EVENT

On August 11, 2004, the Company purchased working interests in certain oil and gas properties and various other assets from PHAWK, LLC for $8.5 million.  The effective date of the acquisition is June 1, 2004 and the effects of this transaction will first be reported in the Company’s financial statements for the quarter ending September 30, 2004.

A Special Committee of one disinterested director was formed by the Company’s board of directors to evaluate, negotiate and complete the purchase.  The Special Committee hired an independent reservoir engineering firm to provide a reserve evaluation and engaged an independent financial advisor to evaluate the fairness, from a financial point of view, to the Company.  The independent financial advisor has rendered a fairness opinion to the Special Committee.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is to inform you about our financial position, liquidity and capital resources as of June 30, 2004 and December 31, 2003 and the results of operations for the three and six month periods ended June 30, 2004 and 2003.

Disclosure Regarding Forward-Looking Statements

Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. The forward-looking statements speak only as of the date made and the Company undertakes no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words “believes,”  “intends,”  “expects,”  “anticipates,”  “projects,”  “estimates,”  “predicts” and similar expressions that contemplate future events.

These future events include the following matters:

•      Estimates of proved reserve quantities and net present values of those reserves

•      Reserve potential

•      Business strategy

•      Capital expenditures – amount and types

•      Financial position

•      Budgets

•      Expansion and growth of our business and operations

•      Expansion and development trends of the oil and gas industry

•      Production of oil and gas reserves

•      Exploration prospects and property acquisitions

•      Wells to be drilled and drilling results

•      Operating results and working capital

•      Marketing of natural gas and oil

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

Numerous important factors, risks and uncertainties may affect the Company’s operating results, including:

•      the risks associated with exploration;

•      the ability to find, acquire, market, develop and produce new properties;

•      natural gas and oil price volatility;

•      uncertainties in the estimation of proved reserves and in the projection of production of proved reserves;

•      future rates of production and timing of development expenditures;

•      operating hazards attendant to the natural gas and oil business;

•      downhole drilling and completion risks that are generally not recoverable from third parties or insurance;

•      potential mechanical failure or under-performance of significant wells;

•      climatic conditions;

•      availability and cost of material and equipment;

•      delays in anticipated start-up dates;

•      actions or inactions of third-party operators of the Company’s properties;

•      the ability to find and retain skilled personnel;

•      availability of capital;

•      the strength and financial resources of competitors;

•      regulatory developments;

•      environmental risks; and

•      general economic conditions, including wars and acts of terrorism.

These and other risks and uncertainties, which are more fully described in our Annual Report on Form 10-K/A filed with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.  Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations.

PHAWK, LLC Transaction

On December 12, 2003, we entered into a securities purchase agreement with PHAWK, LLC pursuant to which we agreed to issue to PHAWK, LLC for an aggregate of $60,000,000 in cash:

•  7,575,757 shares of our common stock;

•  five year warrants to purchase up to an additional 5,000,000 shares of our common stock at an exercise price of $3.30 per share; and

•  a convertible promissory note in the face amount of $35,000,000 which will be convertible after two years into shares of our common stock at a conversion price of $4.00 per share.

On May 25, 2004, the PHAWK, LLC Transaction was approved by the stockholders of the Company. Because issuance of the shares of common stock to PHAWK, LLC in connection with this transaction resulted in a change of control of the Company as defined in the NASDAQ rules, we were required by the rules of The Nasdaq Stock Market to obtain stockholder approval of the issuance of the shares.

Overview

In the first six months of 2004, a sustained improvement in our financial condition was a result of higher cash flows from operations.  A continuation of favorable commodity price environment and increasing production rates were the primary factors for the improving cash flow.  With the success of our exploration, exploitation and development activity in the last half of 2003 and first six months of 2004, our current production rates have increased.  Our net daily average production rate for the six months ended June 30, 2004 was approximately 8.1 MMcfe compared to 7.0 MMcfe for the same period ended in 2003, a 16% increase.  We continue to be optimistic about the long-term outlook for natural gas and crude oil pricing, but realize that the overall environment for commodity pricing is very volatile and can be materially affected, favorably or unfavorably, by such factors as global uncertainty, imports/exports, weather trends, power generation and industrial demands.

Liquidity and Capital Resources

A company’s liquidity is the amount of time expected to elapse until an asset can be converted to cash or conversely until a liability has to be paid.  Liquidity is one indication of a company’s ability to meet its obligations or commitments.  Historically, our major sources of liquidity have come from internally generated cash flow from operations and proceeds from public and private stock offerings.

The following table represents the sources and uses of cash for the periods indicated.

	FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003
Beginning cash balance	$2,109,681	$927,313
Sources of cash:
Cash provided by operations	2,771,176	1,760,618
Cash provided by sales of oil and gas properties	732,729	533,142
Cash provided by financing activities	60,000,000	—
Total sources of cash including cash on hand	65,613,586	3,221,073
Uses of cash:
Oil and gas expenditures	(4,169,531)	(852,749)
Gas gathering and other equipment expenditures	(159,454)	(34,879)
Cash used by financing activities	(15,495,601)	(238,101)
Total uses of cash	(19,824,586)	(1,125,729)
Ending cash balance	$45,789,000	$2,095,344

Working capital and liquidity

At June 30, 2004, the Company’s working capital was $47.1 million, compared to $2.2 million at December 31, 2003.  Our working capital and liquidity have shown continual improvement as a result of the PHAWK, LLC Transaction and due to higher cash flows from operations.  Additionally, at June 30, 2004 and December 31, 2003, we had no futures derivative liability associated with our future production volume.

Our principal source of short-term liquidity is from internally-generated cash flow.  Should natural gas and crude oil prices decrease materially, our current operating cash flow would decrease and our liquidity and working capital position would be negatively impacted and could adversely impact our growth capability.

Current borrowing base

The current credit agreement, which was re-determined and extended during the quarter ended June 30, 2003, has a maturity date of April 1, 2005 and at June 30, 2004, had a borrowing capacity of $13,444,000 subject to an automatic monthly reduction of $88,000, which commenced on July 31, 2003.  At June 30, 2004, there were no borrowings outstanding.

At June 30, 2004, the Company had various outstanding letters of credit of $201,000, which reduces the amount available under the borrowing base.  The Company pays an annual renewal of 2.25% of the face amount of the letter of credit.

Long Term Liquidity and Capital Resources

We have no material long-term commitments associated with our capital expenditure plans or operating agreements. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant.  The level of capital expenditures will vary in future periods depending on the success we have with our exploitation, developmental and exploration activities in future periods, gas and oil price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.  The following tables show our contractual obligations and commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Subordinated Debt	$35,000,000	$—	$—	$35,000,000	$—
Operating Leases	50,116	26,787	23,329	—	—
Total Cash Obligations	$35,050,116	$26,787	$23,329	$35,000,000	$—

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$201,000	$201,000	—	—	—

We are obligated to pay dividends of approximately $110,000 per quarter on the 8% Convertible Preferred Stock.

Capital Expenditures

For the six months ended June 30, 2004, we had capital expenditures of approximately $4.3 million.  The Company’s available capital as a result of the PHAWK, LLC Transaction would allow for the additional capital deployment should drilling or other opportunities be presented to the Company for consideration.

Significant Accounting Policies

We rely on certain accounting policies in the preparation of our financial statements.  Certain judgments and uncertainties affect the application of such policies.  Certain accounting principles are employed in the adherence and implementation of these policies along with management judgments.  The following is a discussion of each policy and how certain judgments and/or uncertainties could materially impact these policies:

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

Oil and gas properties - We account for our oil and gas producing activities using the full cost method of accounting.  Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded, unless the adjustments would significantly alter the relationship between capitalized costs and proved reserves.  Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserve quantities.  The net capitalized costs of evaluated oil and gas properties adjusted for deferred tax effects (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unevaluated properties, net of tax considerations. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.  Unevaluated leasehold costs, including brokerage costs, are individually assessed quarterly based on the remaining primary term of the leasehold.  During the six month period ended June 30, 2004, unevaluated leasehold costs and related brokerage fees of $149,190 were transferred to U.S. evaluated costs, or the full cost pool.  For the remaining costs, which includes seismic and geological and geophysical primarily related to Jackson County, Texas, historically we have estimated reserve potential for the unevaluated properties using comparable producing areas or wells and risk that estimate by 50-75%.  As mentioned previously in Use of Estimates, reserve estimations are more imprecise for new or unevaluated areas. Consequently, should certain geological conditions or factors exist, such as reservoir depletion, reservoir faulting, reservoir quality etc., but unknown to us at the time of our assessment, a materially different result could occur.

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

Stock-based compensation - On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), in accounting for our employee and director stock options using the “prospective method” as defined by SFAS No. 148.  Under SFAS No. 123, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Previous to the adoption, the Company elected to follow accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations in accounting for its employee stock options.  However, as required by SFAS No. 123, the Company disclosed on a pro forma basis the impact of the fair value accounting for employee stock options.  Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by SFAS No. 123.

Comparison of Results of Operations

Quarter ended June 30, 2004 and Compared to Quarter ended June 30, 2003

We had a net loss of $1.4 million for the three months ended June 30, 2004 compared to net income of $0.2 million for the same period ended 2003.  Non-cash stock-based compensation expense of $2.0 million was offset by significantly higher natural gas and crude oil price environment, higher natural gas and crude oil sales volumes and lower depletion expense.  The increase was partially offset by higher lease operating expense and higher general and administrative expenses when compared to same period for last year.

The following table summarizes key items of comparison for the periods indicated.  Dollars, except for per unit data, and production data are in thousands.

	Three Months Ended June 30,
	2004	2003

Net Production Data:
Natural Gas (MMcf)	577	471
Crude Oil (MBbl)	36	28
Equivalent Production (Mmcfe)	795	640
Average Daily Production (Mmcfe)	8.7	7.0

Average Sales Price (1):
Natural Gas (per Mcf)	$5.88	$4.53
Crude Oil (per Bbl)	$35.22	$26.49
Equivalent price (per Mcfe)	$6.16	$4.63

Expenses ($per Mcfe):
Lease Operations	$1.08	$0.87
Production, severance and ad valorem taxes $0.33	$0.32
General and administrative (2)	$2.04	$0.74
DD&A (3)	$1.44	$1.91
Interest	$0.48	$0.19

(1) Includes impact of hedging
(2) Excludes Stock-based compensation expense
(3) Includes DD&A for oil and gas properties only

Oil and gas sales:

For the three months ended June 30, 2004, oil and gas sales increased $1.9 million or 65%, from the same period in 2002, to $4.9 million.  The increase for the three months was a result of higher natural gas and crude oil prices received and higher sales volumes during the quarter ended June 30, 2004.  Natural gas storage level concerns, crude oil supply uncertainty due to global events and a weaker U.S. dollar, which impacts the OPEC basket price, favorably impacted commodity prices during the period.  In turn, natural gas prices have remained stronger due to the higher crude oil prices and seasonal demand during the quarter.  The prices received for our natural gas and crude oil during the quarter ended June 30, 2003 were also unfavorably impacted by our commodity hedges, as discussed further below under Hedging.

The higher commodity prices resulted in an increase in oil and gas revenues. The increase in production was a result of our drilling activity in the Broussard, Louisiana and Brookshire Dome, Texas properties and the drilling and recompletion activity during the last half of 2003 and this quarter on the WEHLU, Oklahoma properties.  Our incremental increase in production from these areas was partially offset by the natural decline in the production rates from our offshore Louisiana and South Texas properties.

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

For the three months ended June 30, 2004, we had no hedges on our production.  Oil and gas revenues for the three months ended June 30, 2003 were reduced by approximately $205,000 due to our oil and gas hedges.  For the three months ended June 30, 2003, the average sales price received for our natural gas was reduced by approximately $0.39 per Mcf from our natural gas hedges and the average sales price received for our crude oil was reduced by approximately $0.71 per Bbl from our crude oil hedges

Lease operations expense and production tax expenses:

Lease operations expense increased $0.3 million, or 55%, to $0.9 million for the three months ended June 30, 2004 compared to the same period for 2003.  The increase was primarily due to higher operating expense associated with our offshore Louisiana properties, the Peace Creek and Zenith Field, Kansas properties and recently drilled wells in South Central Kansas and WEHLU, Oklahoma.

Production severance and ad valorem taxes increased $57,900, or 28%, for the three months ended June 30, 2004 as compared to the same period ended in 2003, due to higher natural gas and crude oil revenues.  Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales amounts or volumes.

General and administrative expense:

General and administrative expense for the three months ended June 30, 2004 increased $1.1 million, or 240%, to $1.6 million compared to $0.5 million for the same period in 2003.  The increase was due primarily to costs incurred as a result of the closing of PHAWK, LLC Transaction.  The significant components of the increase were $0.7 million of severance expense, $0.1 million of incremental salary and benefits for new employees and $0.1 million of costs associated with the transition of the corporate headquarters from Tulsa, Oklahoma to Houston, Texas.

Depreciation, depletion and amortization expense:

Depletion, depreciation and amortization expense for oil and gas properties decreased $0.1 million, or 6%, from the same period in 2003 to $1.1 million for the three months ended June 30, 2004.  Depletion for oil and gas properties is calculated using the “Unit of Production” method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  The decrease in oil and gas depletion was largely due to the increase in our December 31, 2003 proved reserves.  The depletion rates per Mcf for the three months ended June 30, 2004 and 2003 were $1.44 per Mcf and $1.91 per Mcf, respectively.

Depreciation and amortization expense for other assets includes depreciation associated with the gathering assets, which is calculated on a “unit of revenue” method.  The “unit of revenue” method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets.  Depreciation expense for the three month periods ended June 30, 2004 and 2003 was $43,700 and $56,200, respectively.

Interest expense:

Interest expense increased for three months ended June 30, 2004 as compared to the same period 2003 by approximately $0.3 million due to a lower outstanding commercial debt balance and the issuance of the $35 million subordinated 8% note issued in the PHAWK, LLC Transaction.

Six months ended June 30, 2004 and Compared to Six months ended June 30, 2003

We had a net loss of $0.4 million for the six months ended June 30, 2004 compared to a net income of $0.2 million for the same period ended 2003.  Non-cash stock-based compensation expense of $2.0 million was offset by significantly higher natural gas and crude oil price environment, higher natural gas and crude oil sales volumes and lower depletion expense.  The increase was partially offset by higher lease operating expense and higher general and administrative expenses when compared to same period for last year.

The following table summarizes key items of comparison for the periods indicated.  Dollars, except for per unit data, and production data are in thousands.

	Six Months Ended June 30,
	2004	2003

Net Production Data:
Natural Gas (MMcf)	1,058	926
Crude Oil (MBbl)	70	57
Equivalent Production (Mmcfe)	1,478	1,270
Average Daily Production (Mmcfe)	8.1	7.0

Average Sales Price (1):
Natural Gas (per Mcf)	$6.03	$4.62
Crude Oil (per Bbl)	$35.22	$26.10
Equivalent price (per Mcfe)	$5.99	$4.69

Expenses ($per Mcfe):
Lease Operations	$1.07	$0.89
Production, severance and ad valorem taxes	$0.33	$0.35
General and administrative (2)	$1.64	$0.98
DD&A (3)	$1.47	$1.97
Interest	$0.33	$0.19

(1) Includes impact of hedging
(2) Excludes Stock-based compensation expense
(3) Includes DD&A for oil and gas properties only

Oil and gas sales:

For the six months ended June 30, 2004, oil and gas sales increased $2.9 million, or 49%, from the same period in 2003, to $8.8 million.  The increase for the six months was a result of higher natural gas and crude oil prices received and higher sales volumes during the six months ended June 30, 2004.  Natural gas storage level concerns, crude oil supply uncertainty due to global events and a weaker U.S. dollar, which impacts the OPEC basket price, favorably impacted commodity prices during the period.  In turn, natural gas prices have remained stronger due to the higher crude oil prices and seasonal demand during the quarter. The prices received for our natural gas and crude oil during the six months ended June 30, 2003 were also unfavorably impacted by our commodity hedges, as discussed further below under Hedging.

The higher commodity prices resulted in an increase in oil and gas revenues of $2.9 million, with higher natural gas prices comprising 66% of the increase. The increase in production was a result of our drilling activity in the Broussard, Louisiana and Brookshire Dome, Texas properties and the drilling and recompletion activity during the last half of 2003 and this quarter on the WEHLU, Oklahoma properties.  Our incremental increase in production from these areas was partially offset by the natural decline in the production rates from our offshore Louisiana and South Texas properties.

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

For the six months ended June 30, 2004, we had no hedges on our production.  For the six months ended June 30, 2003, hedges covered approximately 48% of the Company’s natural gas production and 39% of the Company’s oil production.  Oil and gas revenues for the six months ended June 30, 2003 were reduced by approximately $1,236,000 due to our oil and gas hedges.  For the six months ended June 30, 2003, the average sales price received for our natural gas was reduced by approximately $1.11 per Mcf from our natural gas hedges and the average sales price received for our crude oil was reduced by approximately $3.51 per Bbl from our crude oil hedges.

Lease operations expense and production tax expenses:

Lease operations expense, excluding production taxes, increased $0.4 million, or 39%, to $1.6 million for the six months ended June 30, 2004 compared to the same period for 2003.  The increase was primarily due to higher operating expense associated with our offshore Louisiana properties, the Peace Creek and Zenith Field, Kansas properties and recently drilled wells in South Central Kansas and WEHLU, Oklahoma.

Production tax expense increased $41,200, or 9%, for the six months ended June 30, 2004 as compared to the same period ended in 2003, due to higher natural gas and crude oil revenues.  Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales amounts or volumes.

General and administrative expense:

General and administrative expense for the six months ended June 30, 2004 increased $1.2 million, or 94%, to $2.4 million compared to $1.2 million for the same period in 2003.  The increase was due primarily to costs associated with the PHAWK, LLC Transaction. The significant components of the increase were $0.7 million of severance expense, $0.1 million of incremental salary and benefits for new employees and $0.1 million of costs associated with the transition of the corporate headquarters from Tulsa, Oklahoma to Houston, Texas.

Depreciation, depletion and amortization expense:

Depletion expense related to oil and gas properties decreased $0.3 million, or 13%, from the same period in 2003 to $2.2 million for the six months ended June 30, 2004.  Depletion for oil and gas properties is calculated using the “Unit of Production” method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  The decrease in oil and gas depletion was due to a lower depletion rate for the six months ended June 30, 2004, which resulted from an increase in our December 31, 2003 proved reserves.  The depletion rates per Mcf for the six months ended June 30, 2004 and 2003 were $1.47 per Mcf and $1.97 per Mcf, respectively.

Depreciation and amortization expense for other assets includes depreciation associated with the gathering assets, which is calculated on a “unit of revenue” method.  The “unit of revenue” method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets.  Depreciation expense for the six month periods ended June 30, 2004 and 2003 was $46,100 and $27,400, respectively.

Interest expense:

Interest expense increased for the six months ended June 30, 2004 as compared to the same period 2003 by approximately $0.2 million due to the issuance of the $35 million subordinated 8% note issued in the PHAWK, LLC Transaction.

Income Taxes

As of June 30, 2004, we had available, to reduce future taxable income, a U.S. federal regular net operating loss (“NOL”) carryforward of approximately $24.2 million and a U.S. federal alternative minimum tax NOL carryforward of approximately $21.1 million, which expire in the years 2018 through 2023.  We also had various state NOL carryforwards at June 30, 2004, with varying lengths of allowable carryforward periods ranging from five to 20 years and can be used to offset future state taxable income. Based on past results and current forecasts, we have established a valuation allowance to reduce net deferred taxes to zero.  We had $37,185 of alternative minimum tax expense for the six months ended June 30, 2004.

As a result of the transaction with PHAWK, LLC and the resulting change of control, the Company’s utilization of the NOL’s will be limited on an annual basis to 10% of the NOL carryforward.  Given that the expiration dates of the NOL’s are 14 to 19 years away, the Company believes that all NOL’s will be available in future periods to reduce the Company’s taxable income.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to adverse changes in oil and gas prices.  Our oil and gas revenues can be significantly affected by volatile oil and gas prices.  This volatility can be mitigated through the use of oil and gas financial instruments.  At June 30, 2004, we had no outstanding derivative financial instruments.

We are also exposed to market risk related to adverse changes in interest rates.  Our interest rate risk exposure results primarily from short-term rates, mainly LIBOR-based on borrowing from our commercial bank.  At June 30, 2004, none of our outstanding debt was at variable rates. Any future volatility could be mitigated through the use of financial derivative instruments.  Currently, we do not have any derivative financial instruments in place to mitigate this potential risk.

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

PART II. OTHER INFORMATION

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On May 25, 2004, the Company issued certain securities as part of a transaction with PHAWK, LLC. The following securities, which take into account the 1-for-2 reverse stock split implemented by the Company on May 26, 2004, were issued by the Company pursuant to the PHAWK, LLC Transaction:

•      7,575,757 shares of common stock

•      5,000,000 stock purchase warrants at an exercise price of $3.30 per share

•      $35,000,000 subordinated note payable, convertible to common stock at $4.00 per share.

On July 15, 2004, Beta Oil & Gas, Inc. (a Nevada corporation) reincorporated into the Company (a Delaware corporation).  The articles of incorporation, the certificate of designation for the Company’s preferred stock, and the bylaws of the Company are substantially identical to the corresponding documents of Beta Oil & Gas, Inc.  However, pursuant to stockholder approval obtained on July 15, 2004, the Company instituted a classified board and cumulative voting rights of stockholders were removed.  In addition, provisions in the certificate of incorporation relating to the indemnification of officers and directors, as well as other differences, due to differing laws in Nevada and Delaware were made.

Item 4 – Submission of Matters to a Vote of Security Holders

At our special meeting of the stockholders on May 25, 2004, the following items were voted upon:

1.     Consider proposal to approve the issuance of certain securities related to the PHAWK, LLC Transaction;

2.     To amend the articles of incorporation to increase the authorized common stock from 50,000,000 to 100,000,000;

The following table summarizes the tabulation of votes with respect to the foregoing matters:

	For	Against	Abstain
Proposal 1:

PHAWK, LLC Transaction and related securities issuance:	7,303,556	287,647	64,781

Proposal 2:

Amend articles of incorporation to increase authorized common stock from 50,000,000 to 100,000,000:	6,922,882	659,881	73,221

The Annual Meeting of Stockholders of the Company was held July 15, 2004 for the purpose of voting on the following items:

	For	Against	Abstain
Proposal 1 – Election of Directors:
Floyd C. Wilson	13,168,075	222,536	0
Tucker S. Bridwell	13,075,600	313,511	0
James L. Irish III	12,990,649	398,462	0
David B. Miller	12,997,899	391,212	0
D. Martin Phillips	13,166,075	223,036	0
Daniel Rioux	13,243,776	145,335	0
Robert C. Stone, Jr.	12,653,874	735,237	0

Proposal 2 – Name change to Petrohawk Energy Corporation:	13,337,044	38,770	13,297

Proposal 3 – Reincorporation of the Company under the laws of Delaware:	10,006,072	45,292	17,359

Proposal 4 – Elimination of Cumulative Voting:	9,270,080	766,330	32,313

Proposal 5 – Adoption of a classified board of directors:	9,698,045	348,163	22,515

Proposal 6 – Amendment of Stock Option agreements existing on May 25, 2004 for certain employees:	9,921,039	115,829	32,105

Proposal 7 – Approval of 2004 Non-Employee Incentive Plan:	9,683,685	309,907	75,131

Proposal 8 – Approval of 2004 Employee Incentive Plan:	9,672,891	321,616	74,216

Item 6.  Exhibits and Reports on Form 8-K

(a)   The following documents are included as exhibits to this Form 10-Q.  Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto.  Those exhibits which are not incorporated by reference are attached here to.

2.1           Agreement and Plan of Merger between Beta Oil & Gas, Inc. and Petrohawk Energy Corporation (Form of Agreement and Plan of Merger between Beta Oil & Gas, Inc. and Petrohawk Energy Corporation was attached as Appendix F to the Company’s Definitive Proxy Statement filed June 23, 2004 is incorporated herein by reference);

3.1           Certificate of Incorporation for Petrohawk Energy Corporation (attaches as Exhibit 3.1 to the Form S-8 that the Company filed on July 29, 2004, which is incorporated herein by reference);

3.2           Bylaws of Petrohawk Energy Corporation attached hereto as Exhibit 3.2;

31.1         Certification of Periodic Report by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of Periodic Report by the Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1         Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The following reports were filed on Form 8-K during the second quarter of 2004:

On May 12, 2004, the Company filed a Form 8-K under items 7 & 12 describing the release of its first quarter financial results and related press release.

On May 25, 2004, the Company filed a Form 8-K under items 1, 5 & 6 describing the change of control as a result of the completion of the transaction with PHAWK, LLC, the addition of new board of directors and officers of the Company and the resignation of directors.

On July 16, 2004, the Company filed a Form 8-K under items 5 & 6 describing the completion of the Company’s annual meeting and the resignation of one director.

On July 20, 2004, the Company filed a Form 8-K under items 4 & 7 describing the change in the Company’s independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

PETROHAWK ENERGY CORPORATION

Date: August 13, 2004	By:	/s/ Shane M. Bayless
Shane M. Bayless
Vice President - Chief Financial Officer and Treasurer