Form 10-Q
period 2004-09-30
PETROHAWK ENERGY CORP
filed 2004-11-15
CIK 1059324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

Yes ☐  No ☒

As of November 1, 2004, the Registrant had 13,892,167 shares of Common Stock, $.001 par value, outstanding.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
PHAWK, LLC Transaction
Related Party Transaction
Overview
Liquidity and Capital Resources
Capital Expenditures
Significant Accounting Policies
Comparison of Results of Operations for the three and nine months ended September 30, 2004 and 2003

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures.

PART II. - OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Exhibits

Signatures

PART I

ITEM 1.  FINANCIAL STATEMENTS

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
CURRENT ASSETS
Cash	$35,096,236	$2,109,681
Accounts receivable
Oil and gas sales	4,168,686	1,898,746
Other	598,260	113,529
Prepaid expenses and other	1,112,885	564,980
Total current assets	40,976,067	4,686,936

OIL AND GAS PROPERTY, at cost (full cost method)
Evaluated properties	87,782,235	78,717,380
Unevaluated properties	740,519	1,294,212
Less – accumulated amortization of full cost pool	(43,121,687)	(39,740,116)
Net oil and gas properties	45,401,067	40,271,476

OTHER OPERATING PROPERTY AND EQUIPMENT, at cost
Gas gathering system and equipment	1,502,692	1,496,404
Support equipment	220,482	197,379
Other	760,990	276,498
Less – accumulated depreciation	(855,894)	(813,450)
Net other operating property and equipment	1,628,270	1,156,831

DEBT ISSUE COSTS, net of amortization of $90,287	1,335,299	—
OTHER ASSETS	377,232	—

TOTAL ASSETS	$89,717,935	$46,115,243

CURRENT LIABILITIES
Accounts payable, trade	$593,308	$1,646,559
Dividends payable	—	112,707
Asset retirement obligations – current portion	220,386	171,860
Liabilities from price risk management activities	592,500	—
Other accrued liabilities	1,976,408	566,990
Total current liabilities	3,382,602	2,498,116

LONG-TERM DEBT	—	13,284,652
SUBORDINATED CONVERTIBLE NOTE PAYABLE	35,000,000	—
ASSET RETIREMENT OBLIGATIONS, less current portion	1,524,886	1,062,860

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized: 598,271 and 604,271shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively. Liquidation value at September 30, 2004 of $5,533,890.	598	604
Common stock, $.001 par value: 50,000,000 shares authorized; 13,870,549 and 6,223,036 shares issued at September 30, 2004 and December 31, 2003, respectively; 13,862,167 and 6,214,654 shares outstanding at September 30, 2004 December 31, 2003, respectively.	13,871	6,223
Additional paid-in capital	73,778,685	51,930,449
Treasury stock, at cost; 8,382 shares at September 30, 2004 and December 31, 2003.	(36,428)	(36,428)
Accumulated deficit	(23,946,279)	(22,631,233)

Total stockholders’ equity	49,810,447	29,269,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,717,935	$46,115,243

The accompanying notes are an integral part of these condensed consolidated financial statements

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
REVENUES:
Oil and gas	$5,531,893	$3,215,201	$14,378,746	$9,169,983
Field services	57,306	61,263	250,664	250,411
Total revenues	5,589,199	3,276,464	14,629,410	9,420,394

COSTS AND EXPENSES:
Production:
Lease operations	879,964	569,193	2,457,445	1,703,313
Production, severance and ad valorem taxes	290,717	205,820	780,374	654,296
Field services	42,826	50,621	131,099	143,889
General and administrative	1,597,039	658,390	4,017,117	1,907,505
Stock-based compensation	898,000	45,657	2,925,216	211,636
Depreciation, depletion and amortization	1,271,221	1,197,554	3,531,587	3,812,592
Accretion of asset retirement obligations	23,026	13,704	69,078	41,110
Total costs and expenses	5,002,793	2,740,939	13,911,916	8,474,341

INCOME FROM OPERATIONS	586,406	535,525	717,494	946,053

OTHER INCOME (EXPENSE):
Unrealized losses on mark-to-market commodity derivative contracts	(592,500)	—	(592,500)	—
Interest expense	(784,923)	(123,065)	(1,278,862)	(367,400)
Interest income and other	129,365	1,352	148,265	3,708
Total other income (expense)	(1,248,058)	(121,713)	(1,723,097)	(363,692)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	(661,652)	413,812	(1,005,603)	582,361

INCOME TAX BENEFIT	61,185	—	24,000	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(600,467)	413,812	(981,603)	582,361

CUMULATIVE EFFECT ON PRIOR YEARS FROM ADOPTION OF FASB STATEMENT NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATION, NET OF TAX	—	—	—	1,640

NET INCOME (LOSS)	(600,467)	413,812	(981,603)	584,001

PREFERRED DIVIDENDS	111,586	112,707	333,443	334,445

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(712,053)	$301,105	$(1,315,046)	$249,556

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$0.05	$(0.13)	$0.04

Fully Diluted	$(0.05)	$0.05	$(0.13)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	13,817,614	6,214,654	9,762,828	6,216,141

Fully Diluted	13,817,614	6,258,165	9,762,828	6,239,901

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$(600,467)	$413,812	$(981,603)	$584,001
OTHER COMPREHENSIVE INCOME (LOSS):
Realized loss on qualifying cash flow hedges	—	100,789	—	1,336,844
Unrealized loss on qualifying cash flow hedges	—	(5,172)	—	(634,427)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(600,467)	$509,429	$(981,603)	$1,286,418

The accompanying notes are an integral part of these condensed consolidated financial statements

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before cumulative effect of change in accounting principle	$(981,603)	$582,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,531,587	3,812,592
Amortization of debt issue costs	90,287	—
Accretion of asset retirement obligations	69,078	41,110
Stock-based compensation	2,925,216	211,636
Unrealized losses on mark-to-market commodity derivative contracts	592,500	—
Common stock issued in lieu of directors’ fees	34,980	—
Changes in operating assets and liabilities:
Accounts receivable	(2,754,671)	(78,143)
Prepaid expenses and other	(547,905)	(264,169)
Accounts payable, trade	(1,053,251)	(1,168,467)
Other accrued liabilities	1,409,418	31,771
Asset retirement obligations incurred	(2,526)	(76,591)
Net cash provided by operating activities	3,313,110	3,092,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas property expenditures	(6,253,068)	(1,953,914)
Acquisition of oil and gas properties from PHAWK, LLC	(2,636,003)	—
Proceeds from sale of oil and gas properties	832,245	533,142
Gas gathering and other equipment expenditures	(631,790)	(28,005)
Change in other assets	(377,232)	—
Net cash used in investing activities	(9,065,848)	(1,448,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(13,284,652)	(360,439)
Proceeds from issuance of common stock and warrants	25,249,120	—
Proceeds from issuance of subordinated convertible note payable	35,000,000	—
Debt issue costs related to PHAWK, LLC Transaction	(1,425,586)	—
Equity offering costs related to PHAWK, LLC Transaction	(722,315)	—
Return of capital to PHAWK, LLC	(5,575,626)	—
Preferred stock dividends paid	(446,148)	(334,445)
Acquisition of preferred and treasury stock	(55,500)	(8,255)
Net cash provided by (used in) financing activities	38,739,293	(703,139)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,986,555	940,184

CASH AND CASH EQUIVALENTS:
Beginning of period	2,109,681	927,313

End of period	$35,096,236	$1,867,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,257,214	$444,745

Income taxes	$—	$14,500

The accompanying notes are an integral part to these condensed consolidated financial statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PETROHAWK ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Petrohawk Energy Corporation (formerly known as Beta Oil & Gas, Inc.) and subsidiaries (“Petrohawk” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.  Management believes all such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.  Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The December 31, 2003 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The accompanying financial statements should be read in conjunction with the audited financial statements as contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 that was filed April 20, 2004.

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

The Company incurred approximately $2.3 million in offering costs related to the PHAWK, LLC Transaction.  Approximately $1.4 million of the costs were allocated to debt issue costs based upon the face value of the subordinated note payable to the total proceeds received by the Company.  The debt issue costs are being amortized over a five-year period.  The remaining $0.9 million of costs, including $0.2 million incurred in 2003, are included as equity offering costs and are reflected as a reduction to Stockholders’ Equity.

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

The Company recorded the following activity related to the liability for the nine months ended September 30, 2004 and 2003:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30
	2004	2003

Beginning balance – liability for asset retirement obligations	$1,234,720	$—
Initial liability for asset retirement obligations as of January 1, 2003	—	913,560
Obligations fulfilled during the period	(2,526)	(76,591)
Additions	444,000	—
Accretion expense	69,078	41,110

Ending balance – liability for asset retirement obligations	$1.745,272	$878,079

At September 30, 2004, $220,386 of the liability for asset retirement obligations balance is classified as current and presented as a separate line item on the consolidated balance sheet.

3.                                       STOCKHOLDERS’ EQUITY

Stock Split

On May 18, 2004, the Company’s Board of Directors approved a one-for-two reverse stock split that was effective May 26, 2004. The reverse split was implemented to effect the conditional approval by The NASDAQ National Market of the Company’s listing application, which was later formally approved.

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

Since the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted, modified or settled after January 1, 2003, the cost related to stock-based compensation included in the determination of income for the three and nine month periods ended  September 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123.  Awards vest over periods ranging from one to three years.  The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

Net income (loss) applicable to common stockholders as reported	$(712,053)	$301,105	$(1,315,046)	$249,556
Add: Stock-based compensation expense included in reported net income (loss)	898,000	45,657	2,925,216	211,636
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(898,000)	(65,511)	(3,132,637)	(313,333)
Pro forma net income (loss) applicable to common stockholders	$(712,053)	$281,251	$(1,522,467)	$147,859

Income (loss) per share:
Basic – as reported	$(0.05)	$0.05	$(0.13)	$0.04
Basic – pro forma	$(0.05)	$0.05	$(0.16)	$0.02

Diluted – as reported	$(0.05)	$0.05	$(0.13)	$0.04
Diluted – pro forma	$(0.05)	$0.04	$(0.16)	$0.02

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 2004 include expected volatility of approximately 73.9%, risk-free interest rates ranging from 2.84% to 2.96% and expected lives of three years.  The weighted average assumptions used for options granted in 2003 include expected volatility of approximately 61.3%, a risk-free interest rate of 3.15% and expected lives of 5.2 years.

During the third quarter of 2004, the Company recognized $898,000 of non-cash stock-based compensation expense related to stock options, as described below, that were granted to employees of the Company.

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

Additionally, $47,504 of stock-based compensation was recorded during the six month period ended June 30, 2004 under the amortization of the certain employee stock options granted after the Company’s adoption of FAS 123 effective January 1, 2003.

Stock Options Grants

On July 12, 2004, the Company granted stock options covering 687,500 shares of common stock to employees of the Company.  The options will vest over a two-year period with one-third vesting on the date of grant, one-third in one year from the date of the grant and the remaining one-third in two years from the date of the grant.  The options have an exercise price of $7.50 per share and will expire on July 12, 2014.

On September 27, 2004, the Company granted stock options covering 15,000 shares of common stock to an employee of the Company.  The options will vest over a two-year period with one–third vesting on the date of grant, one-third in one year from the date of the grant and the remaining one-third in two years from the date of the grant.  The options have an exercise price of $7.99 per share and will expire on September 27, 2014.

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

The Company did not purchase any shares of common stock during the nine months ended September 30, 2004.  In August 2004, the Company’s Board of Directors terminated the stock repurchase program.  During the nine-month period ended September 30, 2003, the Company purchased 5,375 shares for $8,255, or $1.54 per share.  At September 30, 2004, the Company held 8,382 treasury shares.

4.                                       NET INCOME (LOSS) PER COMMON SHARE

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

Basic:
Net income (loss)	$(600,467)	$413,812	$(981,603)	$584,001
Less: Preferred dividends	(111,586)	(112,707)	(333,443)	(334,445)
Net income (loss) applicable to common stockholders	$(712,053)	$301,105	$(1,315,046)	$249,556

Weighted average number of common shares	13,817,614	6,214,654	9,762,828	6,216,141
Basic earnings (loss) per share	$(0.05)	$0.05	$(0.13)	$0.04

Diluted:
Net income (loss) applicable to common stockholders	$(712,053)	$301,105	$(1,315,046)	$249,556
Add: Preferred dividends	—	—	—	—
Net income (loss) for diluted Earnings (loss) per share	$(712,053)	$301,105	$(1,315,046)	$249,556

Weighted average number of common shares	13,817,614	6,214,654	9,762,828	6,216,141
Common stock equivalent shares representing shares issuable upon exercise of stock options	Antidilutive	43,511	Antidilutive	23,760
Common stock equivalent shares representing shares issuable upon exercise of warrants	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Common stock equivalent shares representing shares “as-if” conversion of subordinated note payable	Antidilutive	—	Antidilutive	—
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Weighted average number of shares used in calculation of diluted income (loss) per share	13,817,614	6,258,165	9,762,828	6,239,901
Diluted earnings (loss) per share	$(0.05)	$0.05	$(0.13)	$0.04

The following common stock equivalents were not included in the computation for diluted earnings (loss) per share because their effects were antidilutive.

COMMON STOCK EQUIVALENTS	2004	2003

Incentive stock options	339,000	237,750
Non-qualified options	342,500	352,500
Warrants	5,832,046	919,500
“As-if” conversion of subordinated notes payable	8,750,000	—
“As-if” conversion of preferred stock	598,271	604,271
	15,861,817	2,114,021

5.               RELATED PARTY TRANSACTION

On August 11, 2004, the Company purchased working interests in certain oil and gas properties and various other assets from PHAWK, LLC for $8.5 million.  The effective date of the acquisition is June 1, 2004.  Since the Company and PHAWK, LLC are under common control, the assets were recorded by the Company at the net book value of PHAWK, LLC at the time of the sale.  The purchase price exceeded the net book value by approximately $5.6 million.  The excess is reflected as a return of capital to PHAWK, LLC in the financial statements.

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

6.               LONG-TERM DEBT

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

During 2003, the Company’s revolving credit agreement with a commercial bank was re-determined and its maturity extended to April 1, 2005.  At September 30, 2004, the $25,000,000 credit facility had a borrowing base of $13,180,000, which is subject to an automatic monthly reduction of $88,000 that commenced July 31, 2003 and is collateralized by the Company’s oil and gas properties and gas gathering system and related assets.  At September 30, 2004, there were no outstanding borrowings under the credit agreement. The Company pays a commitment fee equal to 0.25% (1/4 of a percentage point) on the unused portion of the borrowing base, which was approximately $223,000 at September 30, 2004, due quarterly in arrears.  The next re-determination for the borrowing base will occur in November 2004.

At September 30, 2004, the Company had various outstanding letters of credit of $201,000, which reduces the amount available under the borrowing base.  The Company pays an annual renewal of 2.25% of the face amount of the letters of credit.

7.               DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Natural Gas - From time to time, the Company may hedge a portion of its natural gas production and use costless collars, swaps or a combination of those derivatives when hedging.  During the third quarter of 2004, the Company entered into natural gas derivative contracts to hedge a portion of Petrohawk’s natural gas production for calendar year 2005.  The derivative contracts are comprised of costless collars covering volumes of approximately 135,000 MMBTU per month in 2005.  The Company elected not to designate these derivative contracts as cash flow hedges for accounting purposes, and accordingly, records the changes in mark-to-market of these derivative contracts as gains or losses in the income statement.  During third quarter of 2004, the Company recognized an unrealized loss on mark-to-market of the natural gas derivative contracts of $0.6 million.

For the contracts settled during the three and nine months ended September 30, 2003, the Company had realized losses of $71,137 and $1,105,469, respectively.  The impact of the natural gas hedges reduced the Company’s average natural gas price received for the three and nine months ended September 30, 2003 by $0.16 per Mcf and $0.81 per Mcf, respectively.  Based on the actual average daily natural gas production for the nine months ended September 30, 2003, approximately 41% of the Company’s natural gas production was hedged for this period.  At September 30, 2003, there were no outstanding hedge contracts.

Crude Oil - During the nine months ended September 30, 2004, the Company had no outstanding commodity price hedging contracts related to crude oil production.  From time to time, the Company may hedge a portion of its crude oil production and use costless collars, swaps or a combination of those derivatives when hedging.

For the contracts settled during the three and nine months ended September 30, 2003, the Company had realized losses of $29,652 and $231,375, respectively.  The impact of the crude oil hedges reduced the Company’s average crude price received for the three and nine months ended September 30, 2003 by $0.82 per Bbl and $2.47 per Bbl, respectively.  Based on the actual average daily crude oil production for the nine months ended September 30, 2003, approximately 32% of the Company’s crude oil production was hedged for this period.  At September 30, 2003, there were no outstanding hedge contracts.

8.               COMMITMENTS AND CONTINGENCIES

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

9.               SUBSEQUENT EVENT

On October 13, 2004, the Company entered into an Agreement and Plan of Merger with privately-held Wynn-Crosby Energy, Inc. (“Wynn-Crosby”), and an Agreement and Plan of Mergers with various partnerships managed by Wynn-Crosby.  Pursuant to such agreements, the Company will acquire Wynn-Crosby and the partnerships for $425 million, subject to certain adjustments.  The transaction has been approved by the Company’s Board of Directors and is expected to close on or before November 30, 2004.  In accordance with the agreement, the Company paid $4.25 million to Wynn-Crosby on October 13, 2004 as a non-refundable deposit on the purchase price.  The agreements contain customary representations and warranties and closing conditions.  The Company intends to finance the acquisition using a combination of cash, bank debt and equity.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is to inform you about our financial position, liquidity and capital resources as of September 30, 2004 and December 31, 2003 and the results of operations for the three and nine month periods ended September 30, 2004 and 2003.

Disclosure Regarding Forward-Looking Statements

Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-Q that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements.  The words “should,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict,” “plan” and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements regarding:

•                  estimates of proved reserve quantities and net present values of those reserves;

•                  estimates of probable and possible reserve quantities;

•                  reserve potential;

•                  business strategy;

•                  estimates of future commodity prices;

•                  amounts and types of capital expenditures and operating expenses;

•                  expansion and growth of our business and operations;

•                  expansion and development trends of the oil and natural gas industry;

•                  production of oil and natural gas reserves;

•                  exploration prospects;

•                  wells to be drilled, and drilling results;

•                  operating results and working capital; and

•                  future methods and types of financing.

Such forward-looking statements involve assumptions and are subject to known and unknown risks and uncertainties that could cause actual results or performance to differ materially from those expressed or implied by such forward-looking statements.  Although we believe that the assumptions reflected in such forward-looking statements are reasonable, we can give no assurance that such assumptions will prove to have been correct.  Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.  Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects and new production. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond our control.

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

PHAWK, LLC Transaction

On December 12, 2003, the Company entered into a securities purchase agreement with PHAWK, LLC pursuant to which we agreed to issue to PHAWK, LLC for an aggregate of $60,000,000 in cash:

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

Related Party Transaction

As previously noted, on August 11, 2004 the Company purchased working interests in certain oil and gas properties and various other assets from PHAWK, LLC for $8.5 million.  The effective date of the acquisition is June 1, 2004.  Since the Company and PHAWK, LLC are under common control, the assets were recorded by the Company at the net book value of PHAWK, LLC at the time of the sale.  The purchase price exceeded the net book value by approximately $5.6 million.  The excess is reflected as a return of capital to PHAWK, LLC in the financial statements.

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

Overview

During the first nine months of 2004, a sustained improvement in our financial condition was a result of higher cash flows from operations and financing activities.  A continuation of favorable commodity price environment and increasing production rates were the primary factors for the improving cash flow.  With the success of our exploration, exploitation and development activity in the last half of 2003 and first nine months of 2004, our current production rates have increased.  Our net daily average production rate for the nine months ended September 30, 2004 was approximately 8.6 MMcfe compared to 7.0 MMcfe for the same period ended in 2003, a 23% increase.  We continue to be optimistic about the long-term outlook for natural gas and crude oil pricing, but realize that the overall environment for commodity pricing is very volatile and can be materially affected, favorably or unfavorably, by such factors as global uncertainty, imports/exports, weather trends, power generation and industrial demands.

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

The following table represents the sources and uses of cash for the periods indicated.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Beginning cash balance	$2,109,681	$927,313
Sources of cash:
Cash provided by operations	3,313,110	3,092,100
Cash provided by sales of oil and gas properties	832,245	533,142
Cash provided by financing activities	60,249,120	—
Total sources of cash including cash on hand	66,504,156	4,552,555
Uses of cash:
Oil and gas expenditures	(8,889,071)	(1,953,914)
Gas gathering and other equipment expenditures	(1,009,022)	(28,005)
Cash used by financing activities	(21,509,827)	(703,139)
Total uses of cash	(31,407,920)	(2,685,058)
Ending cash balance	$35,096,236	$1,867,497

Working capital and liquidity

At September 30, 2004, the Company’s working capital was $37.6 million, compared to $2.2 million at December 31, 2003.  Our working capital and liquidity have shown continual improvement as a result of the PHAWK, LLC Transaction and due to higher cash flows from operations.

Our principal source of short-term liquidity is from internally-generated cash flow, cash on hand and up to approximately $13.0 million available under the credit facility.  Should natural gas and crude oil prices decrease materially, our current operating cash flow would decrease and our liquidity and working capital position would be negatively impacted and could adversely impact our growth capability.

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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Subordinated Debt	$35,000,000	$—	$—	$35,000,000	$—
Operating Leases	1,659,143	345,646	990,085	323,412	—
Total Cash Obligations	$36,659,143	$345,646	$990,085	$35,323,412	$—

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$201,000	$201,000	—	—	—

We are obligated to pay dividends of approximately $111,000 per quarter on the 8% Convertible Preferred Stock.

The Company is contractually obligated to acquire Wynn-Crosby and related limited partnerships managed by Wynn-Crosby for $425 million.  The Company intends to finance this acquisition using a combination of cash, bank debt and equity.

Current borrowing base

The current credit agreement, which was re-determined and extended during the quarter ended June 30, 2003, has a maturity date of April 1, 2005 and at September 30, 2004, had a borrowing capacity of $13,180,000 subject to an automatic monthly reduction of $88,000, which commenced on July 31, 2003.  At September 30, 2004, there were no borrowings outstanding.

At September 30, 2004, the Company had various outstanding letters of credit of $201,000, which reduces the amount available under the borrowing base.  The Company pays an annual renewal of 2.25% of the face amount of the letter of credit.

Capital Expenditures

For the nine months ended September 30, 2004, we had capital expenditures of approximately $9.7 million.   The Company’s available capital as a result of the PHAWK, LLC Transaction would allow for the additional capital deployment should drilling or other opportunities be presented to the Company for consideration.

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

Oil and gas properties - We account for our oil and gas producing activities using the full cost method of accounting.  Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded, unless the adjustments would significantly alter the relationship between capitalized costs and proved reserves.  Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserve quantities.  The net capitalized costs of evaluated oil and gas properties adjusted for deferred tax effects (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unevaluated properties, net of tax considerations. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.  Unevaluated leasehold costs, including brokerage costs, are individually assessed quarterly based on the remaining primary term of the leasehold.  During the nine month period ended September 30, 2004, unevaluated seismic, geological and geophysical costs,  leasehold costs and related brokerage fees of $704,668 were transferred to U.S. evaluated costs, or the full cost pool.  For the remaining costs, which includes seismic and geological and geophysical primarily related to Jackson County, Texas, historically we have estimated reserve potential for the unevaluated properties using comparable producing areas or wells and risk that estimate by 50-75%.  As mentioned previously in Use of Estimates, reserve estimations are more imprecise for new or unevaluated areas. Consequently, should certain geological conditions or factors exist, such as reservoir depletion, reservoir faulting, reservoir quality etc., but unknown to us at the time of our assessment, a materially different result could occur.

Recently Issued Accounting Standards

In September 2004, the SEC issued Staff Accounting Bulletin No. 106 (SAB 106) that provides guidance to oil and gas companies following the full cost accounting method regarding the application of SFAS 143.  SAB 106 requires companies calculating the full cost ceiling test to exclude future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet as required by SFAS 143.  However, estimated dismantlement and abandonment costs related to future development activities, which are not required to be accrued under SFAS 143, should continue to be included in the full cost ceiling test.  The SEC staff has also recommended that companies discuss how the adoption of SFAS 143 has affected their accounting for oil and gas operations.  The accounting and disclosure requirements of SAB 106 are to be applied prospectively beginning with the first quarter of 2005.  The Company is currently evaluating the impact, if any, that SAB 106 may have on its calculations under the full cost ceiling test.

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

Comparison of Results of Operations

Quarter ended September 30, 2004 and compared to quarter ended September 30, 2003

The Company reported a net loss of $0.6 million for the three months ended September 30, 2004 compared to net income of $0.4 million for the same period in 2003.  Increased revenues resulting from higher natural gas and crude oil prices and increased sales volumes were more than offset by higher production expenses, general and administrative expenses, stock-based compensation expense, unrealized losses on derivative contracts and interest expense when compared to the same period for last year.

The following table summarizes key items of comparison for the periods indicated.  Dollars, except for per unit data, and production data are in thousands.

	Three Months Ended September 30,
	2004	2003
Net Production Data:
Natural Gas (MMcf)	604.9	436.4
Crude Oil (MBbl)	44.6	36.1
Equivalent Production (Mmcfe)	872.8	653.1
Average Daily Production (Mmcfe)	9.5	7.1

Average Sales Price (1):
Natural Gas (per Mcf)	$6.03	$5.10
Crude Oil (per Bbl)	$42.18	$27.40
Equivalent price (per Mcfe)	$6.34	$4.92

Expenses ($ per Mcfe):
Lease Operations	$1.01	$0.87
Production, severance and ad valorem taxes	$0.33	$0.32
General and administrative (2)	$1.83	$1.01
Stock-based compensation	$1.03	$0.07
DD&A (3)	$1.39	$1.75
Unrealized losses on mark-to-market commodity derivative contracts	$0.68	$—
Interest	$0.90	$0.19

(1)          Includes impact of hedging

(2)          Excludes Stock-based compensation expense

(3)          Includes DD&A for oil and gas properties only

Oil and gas sales:

For the three months ended September 30, 2004, oil and gas sales increased $2.3 million or 72%, from the same period in 2003, to $5.5 million.  The increase for the three months was a result of higher natural gas and crude oil prices received and higher sales volumes during the quarter ended September 30, 2004.  Natural gas storage level concerns, crude oil supply uncertainty due to global events and a weaker U.S. dollar, which impacts the OPEC basket price, favorably impacted commodity prices during the period.  In turn, natural gas prices have remained stronger due to the higher crude oil prices and seasonal demand during the quarter.  The prices received for our natural gas and crude oil during the quarter ended September 30, 2003 were also unfavorably impacted by our commodity hedges, as discussed further below under Hedging.

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

During the third quarter of 2004, the Company entered into natural gas derivative contracts to hedge a portion of Petrohawk’s natural gas production for calendar year 2005.  The derivative contracts are comprised of costless collars covering volumes of approximately 135,000 MMBTU per month in 2005.  The Company elected not to designate these derivative contracts as hedges for accounting purposes, and accordingly, records the changes in mark-to-market of these derivative contracts as gains or losses in the income statement.  During third quarter of 2004, the Company recognized an unrealized loss on mark-to-market of the natural gas derivative contracts of $0.6 million.

Oil and gas revenues for the three months ended September 30, 2003 were reduced by approximately $71,137 due to our oil and gas hedges.  For the three months ended September 30, 2003, the average sales price received for our natural gas was reduced by approximately $0.16 per Mcf from our natural gas hedges and the average sales price received for our crude oil was reduced by approximately $0.82 per Bbl from our crude oil hedges

Lease operations expense and production tax expenses:

Lease operations expense increased $0.3 million, or 55%, to $0.9 million for the three months ended September 30, 2004 compared to the same period for 2003.  The increase was primarily due to higher operating expense associated with our offshore Louisiana properties, the Peace Creek and Zenith Field, Kansas properties and recently drilled wells in South Central Kansas and WEHLU, Oklahoma.

Production severance and ad valorem taxes increased $84,900, or 41%, for the three months ended September 30, 2004 as compared to the same period ended in 2003, due to higher natural gas and crude oil revenues.  Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales amounts or volumes.

General and administrative expense:

General and administrative expense for the three months ended  September 30, 2004 increased $0.9 million, or 143%, to $1.6 million compared to $0.7 million for the same period in 2003.  The increase was due primarily to costs incurred as a result of the closing of PHAWK, LLC Transaction.  The significant components of the increase were $0.4 million of incremental salary and benefits for new employees, $0.3 million of legal and other professional fees, and $0.2 million of costs associated with the transition of the corporate headquarters from Tulsa, Oklahoma to Houston, Texas.

Stock-based compensation expense:

Stock-based compensation expense for the three months ended September 30, 2004 was $0.9 million as compared to $45,657 for the same period in 2003.  During the third quarter of 2004, the Company granted stock options covering 702,500 shares of common stock to employees of the Company.

Depreciation, depletion and amortization expense:

Depletion, depreciation and amortization expense for oil and gas properties increased $0.1 million, or 6%, from the same period in 2003 to $1.2 million for the three months ended September 30, 2004.  Depletion for oil and gas properties is calculated using the “Unit of Production” method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  The depletion rates per Mcf for the three months ended September 30, 2004 and 2003 were $1.39 per Mcf and $1.75 per Mcf, respectively.

Depreciation and amortization expense for other assets includes depreciation associated with the gathering assets, which is calculated on a “unit of revenue” method.  The “unit of revenue” method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets.  Depreciation expense for other assets for the three month periods ended September 30, 2004 and 2003 was $57,849 and $52,310, respectively.

Interest expense:

Interest expense increased for three months ended September 30, 2004 as compared to the same period 2003 by approximately $0.7 million due to the issuance of the $35 million subordinated 8% note issued in the PHAWK, LLC Transaction.

Nine months ended September 30, 2004 and compared to nine months ended September 30, 2003

The Company reported a net loss of $1.0 million for the nine months ended September 30, 2004 compared to net income of $0.6 million for the same period in 2003.  Increased revenues for the current period resulting from higher natural gas and crude oil prices and sales volumes were more than offset by higher production expense, general and administrative expense, unrealized losses on derivative contracts, stock-based compensation expense and interest expense when compared to the same period for the last year.

The following table summarizes key items of comparison for the periods indicated.  Dollars, except for per unit data, and production data are in thousands.

	Nine Months Ended September 30,
	2004	2003
Net Production Data:
Natural Gas (MMcf)	1,662.7	1,362.0
Crude Oil (MBbl)	114.7	93.5
Equivalent Production (Mmcfe)	2,350.8	1,923.0
Average Daily Production (Mmcfe)	8.6	7.0

Average Sales Price (1):
Natural Gas (per Mcf)	$6.03	$4.91
Crude Oil (per Bbl)	$37.93	$26.60
Equivalent price (per Mcfe)	$6.12	$4.77

Expenses ($ per Mcfe):
Lease Operations	$1.05	$0.89
Production, severance and ad valorem taxes	$0.33	$0.34
General and administrative (2)	$1.71	$0.99
Stock-based compensation	$1.24	$0.11
DD&A (3)	$1.44	$1.90
Unrealized losses on mark-to-market commodity derivative contracts	$0.25	$—
Interest	$0.54	$0.19

(1)          Includes impact of hedging

(2)          Excludes Stock-based compensation expense

(3)          Includes DD&A for oil and gas properties only

Oil and gas sales:

For the nine months ended September 30, 2004, oil and gas sales increased $5.2 million, or 57%, from the same period in 2003, to $14.4 million.  The increase for the nine months was a result of higher natural gas and crude oil prices received and higher sales volumes during the nine months ended September 30, 2004.  Natural gas storage level concerns, crude oil supply uncertainty due to global events and a weaker U.S. dollar, which impacts the OPEC basket price, favorably impacted commodity prices during the period.  In turn, natural gas prices have remained stronger due to the higher crude oil prices and seasonal demand during the quarter. The prices received for our natural gas and crude oil during the nine months ended September 30, 2003 were also unfavorably impacted by our commodity hedges, as discussed further below under Hedging.

The higher commodity prices resulted in an increase in oil and gas revenues of $2.6 million, with higher natural gas prices comprising 50% of the increase. The increase in production was a result of our drilling activity in the Broussard, Louisiana and Brookshire Dome, Texas properties and the drilling and recompletion activity during the last half of 2003 and this quarter on the WEHLU, Oklahoma properties.  Our incremental increase in production from these areas was partially offset by the natural decline in the production rates from our offshore Louisiana and South Texas properties.

Hedging:

As noted previously, we generally sell our natural gas and crude oil to various purchasers on an indexed-based or spot price.  The indices for natural gas are generally affected by the NYMEX – Henry Hub spot prices while the posted prices for crude oil are generally affected by the NYMEX-Crude Oil West Texas Intermediate prices.  From time to time, we use financial derivative instruments on a limited basis to lessen the impact of price volatility.

During the third quarter of 2004, the Company entered into natural gas derivative contracts to hedge a portion of Petrohawk’s natural gas production for calendar year 2005.  The derivative contracts are comprised of costless collars covering volumes of approximately 135,000 MMBTU per month in 2005.  The Company elected not to designate these derivative contracts as hedges for accounting purposes, and accordingly, records the changes in mark-to-market of these derivative contracts as gains or losses in the income statement.  During third quarter of 2004, the Company recognized an unrealized loss on mark-to-market of the natural gas derivative contracts of $0.6 million.

For the nine months ended September 30, 2003, hedges covered approximately 41% of the Company’s natural gas production and 32% of the Company’s oil production.  Oil and gas revenues for the nine months ended September 30, 2003 were reduced by approximately $1.3 million due to our oil and gas hedges.  For the nine months ended September 30, 2003, the average sales price received for our natural gas was reduced by approximately $0.82 per Mcf from our natural gas hedges and the average sales price received for our crude oil was reduced by approximately $2.47 per Bbl from our crude oil hedges.

Lease operations expense and production tax expenses:

Lease operations expense, excluding production taxes, increased $0.8 million, or 44%, to $2.5 million for the nine months ended September 30, 2004 compared to the same period for 2003.  The increase was primarily due to higher operating expense associated with our offshore Louisiana properties, the Peace Creek and Zenith Field, Kansas properties and recently drilled wells in South Central Kansas and WEHLU, Oklahoma.

Production tax expense increased $126,100, or 19%, for the nine months ended September 30, 2004 as compared to the same period ended in 2003, due to higher natural gas and crude oil revenues.  Production taxes are generally assessed as a percentage of gross oil and/or natural gas sales amounts or volumes.

General and administrative expense:

General and administrative expense for the nine months ended September 30, 2004 increased $2.1 million, or 111%, to $4.0 million compared to $1.9 million for the same period in 2003.  The increase was due primarily to costs associated with the PHAWK, LLC Transaction. The significant components of the increase were $0.7 million of severance expense, $0.5 million of incremental salary and benefits for new employee, $0.6 million of legal and other professional fees and $0.3 million of costs associated with the transition of the corporate headquarters from Tulsa, Oklahoma to Houston, Texas.

Stock-based compensation expense:

Stock-based compensation expense for the nine months ended September 30, 2004 was $2.9 million as compared to $0.2 million for the same period in 2003.  During the third quarter of 2004, the Company recognized $0.9 million of stock-based compensation expense resulting from the grant of stock options covering 702,500 shares of common stock to employees of the Company.  During the second quarter of 2004, and in connection with the PHAWK, LLC Transaction, the Company recorded $1.8 million of stock-based compensation expense as a result of the modification of certain stock options of certain former employees whereby the period for which the employee has to exercise was extended.

Depreciation, depletion and amortization expense:

Depletion expense related to oil and gas properties decreased $0.3 million, or 7%, from the same period in 2003 to $3.4 million for the nine months ended September 30, 2004.    Depletion for oil and gas properties is calculated using the “Unit of Production” method, which essentially amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties.  The decrease in oil and gas depletion was due to a lower depletion rate for the nine months ended September 30, 2004, which resulted from an increase in our December 31, 2003 proved reserves.  The depletion rates per Mcf for the nine months ended September 30, 2004 and 2003 were $1.44 per Mcf and $1.90 per Mcf, respectively.

Depreciation and amortization expense for other assets includes depreciation associated with the gathering assets, which is calculated on a “unit of revenue” method.  The “unit of revenue” method amortizes the capitalized costs associated with the gathering assets based on the ratio of gross actual revenues for the current period to the total remaining gross revenues for the gathering assets.  Depreciation expense for other assets for the nine month periods ended September 30, 2004 and 2003 was $150,014 and $162,693, respectively.

Interest expense:

Interest expense increased for the nine months ended September 30, 2004 as compared to the same period 2003 by approximately $0.9 million due to the issuance of the $35 million subordinated 8% note issued in the PHAWK, LLC Transaction.

Income Taxes

As of September 30, 2004, we had available, to reduce future taxable income, a U.S. federal regular net operating loss (“NOL”) carryforward of approximately $27.7 million and a U.S. federal alternative minimum tax NOL carryforward of approximately $26.4 million, which expire in the years 2018 through 2023.  We also had various state NOL carryforwards at September 30, 2004, with varying lengths of allowable carryforward periods ranging from five to 20 years and can be used to offset future state taxable income. Based on past results and current forecasts, we have established a valuation allowance to reduce net deferred taxes to zero.  An income tax benefit of $24,000 for the nine months ended September 30, 2004 represents a refund of 2003 federal income taxes.

As a result of the PHAWK, LLC Transaction and the resulting change of control, the Company’s utilization of the NOL’s will be limited on an annual basis to 10% of the NOL carryforward.  Given that the expiration dates of the NOL’s are 14 to 19 years away, the Company believes that all NOL’s will be available in future periods to reduce the Company’s taxable income.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to adverse changes in oil and gas prices.  Our oil and gas revenues can be significantly affected by volatile oil and gas prices.  This volatility can be mitigated through the use of oil and gas financial instruments.    We manage our exposure to commodity price fluctuations by hedging portions of our oil and gas production through the use of derivative instruments. The derivative instruments currently consist of costless collars entered into with financial institutions. We do not enter into derivative instruments for speculative trading purposes. Derivative instruments utilized to manage commodity price risk are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized currently in our earnings as other income (expense). If a derivative is designated as a cash flow hedge and qualifies for hedge accounting, the unrealized gain or loss on the derivative is deferred in accumulated Other Comprehensive Income (“OCI”), a component of Stockholders’ Equity until the sale of the hedged oil and gas production.

We are also exposed to market risk related to adverse changes in interest rates.  Our interest rate risk exposure results primarily from short-term rates, mainly LIBOR-based on borrowing from our commercial bank.  At September 30, 2004, none of our outstanding debt was at variable rates. Any future volatility could be mitigated through the use of financial derivative instruments.

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

PART II. OTHER INFORMATION

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On May 25, 2004, the Company issued certain securities as part of the PHAWK, LLC Transaction. The following securities, which take into account the 1-for-2 reverse stock split implemented by the Company on May 26, 2004, were issued by the Company pursuant to the PHAWK, LLC Transaction:

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

Item 4 – Submission of Matters to a Vote of Security Holders

At our special meeting of the stockholders on May 25, 2004, the following items were voted upon:

1.               Consider proposal to approve the issuance of certain securities related to the PHAWK, LLC Transaction;

2.               To amend the articles of incorporation to increase the authorized common stock from 50,000,000 to 100,000,000;

The following table summarizes the tabulation of votes with respect to the foregoing matters:

	For	Against	Abstain
Proposal 1:

PHAWK, LLC Transaction and related securities issuance:	7,303,556	287,647	64,781

Proposal 2:

Amend articles of incorporation to increase authorized common stock from 50,000,000 to 100,000,000	6,922,882	659,881	73,221

The Annual Meeting of Stockholders of the Company was held July 15, 2004 for the purpose of voting on the following items:

Proposal 1 – Election of Directors:
Floyd C. Wilson	13,168,075	222,536	0
Tucker S. Bridwell	13,075,600	313,511	0
James L. Irish III	12,990,649	398,462	0
David B. Miller	12,997,899	391,212	0
D. Martin Phillips	13,166,075	223,036	0
Daniel Rioux	13,243,776	145,335	0
Robert C. Stone, Jr.	12,653,874	735,237	0

Proposal 2 – Name change to Petrohawk
Energy Corporation:	13,337,044	38,770	13,297

Proposal 3 – Reincorporation of the Company under the laws of Delaware:	10,006,072	45,292	17,359

Proposal 4 – Elimination of Cumulative Voting:	9,270,080	766,330	32,313

Proposal 5 – Adoption of a classified board of directors:	9,698,045	348,163	22,515

Proposal 6 – Amendment of Stock Option agreements existing on May 25, 2004 for certain employees:	9,921,039	115,829	32,105

Proposal 7 – Approval of 2004 Non-Employee Incentive Plan:	9,683,685	309,907	75,131

Proposal 8 – Approval of 2004 Employee Incentive Plan:	9,672,891	321,616	74,216

Item 6.  Exhibits

The following documents are included as exhibits to this Form 10-Q.  Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto.  Those exhibits which are not incorporated by reference are attached hereto.

2.1

Agreement and Plan of Merger between Beta Oil & Gas, Inc. and Petrohawk Energy Corporation (Form of Agreement and Plan of Merger between Beta Oil & Gas, Inc. and Petrohawk Energy Corporation was attached as Appendix F to the Company’s Definitive Proxy Statement filed June 23, 2004 is incorporated herein by reference);

3.1	Certificate of Incorporation for Petrohawk Energy Corporation (attaches as Exhibit 3.1 to the Form S-8 that the Company filed on July 29, 2004, which is incorporated herein by reference);
3.2	Amended and Restated Bylaws of Petrohawk Energy Corporation attached hereto as Exhibit 3.2;
31.1	Certification of Periodic Report by the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002;
31.2	Certification of Periodic Report by the Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002; and
32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

PETROHAWK ENERGY CORPORATION

Date: November 15, 2004	By:	/s/ Shane M. Bayless
Shane M. Bayless
Vice President – Chief Financial Officer and Treasurer