Form 10-Q
period 2005-03-31
PETROHAWK ENERGY CORP
filed 2005-05-12
CIK 1059324

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Yes ☐  No ☒

As of May 10, 2005, the Registrant had 40,141,017 shares of Common Stock, $.001 par value, outstanding.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

In thousands, except per share amounts

	Three Months Ended
	March 31,
	2005	2004
OPERATING REVENUES:
Oil and gas sales	$32,217	$3,954
Field services and other	109	98
Total operating revenues	32,326	4,052

OPERATING EXPENSES:
Lease operating expense	5,231	740
Production and other taxes	2,326	227
Field services	47	45
General and administrative:
General and administrative expense	3,300	776
Stock-based compensation	1,579	24
Accretion expense	189	23
Depletion, depreciation and amortization expense	10,625	1,071
Total operating expenses	23,297	2,906

INCOME FROM OPERATIONS	9,029	1,146

Net loss on derivative contracts (Note 7)	(28,652)	—
Interest expense and other	(3,349)	(111)

(Loss) income before income taxes	(22,972)	1,035
Income tax benefit (provision)	8,720	(23)
NET (LOSS) INCOME	(14,252)	1,012
Preferred dividends	(109)	(111)
Net (loss) income available to common shareholders	$(14,361)	$901

Basic (loss) earnings per share	$(0.36)	$0.14
Diluted (loss) earnings per share	$(0.36)	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	39,980	6,215
Fully Diluted	39,980	6,570

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands, except share and per share amounts

	March 31, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$6,359	$5,660
Accounts receivable	20,972	23,151
Deferred income taxes	9,185	—
Receivables from price risk management activities	—	4,973
Prepaid expenses and other	2,940	2,238
Total current assets	39,456	36,022

OIL AND GAS PROPERTY (full cost method)
Evaluated properties	481,042	484,233
Unevaluated properties	71,773	48,840
Total gross oil and gas properties	552,815	533,073
Less – accumulated depletion	(59,267)	(48,740)
Net oil and gas properties	493,548	484,333

OTHER OPERATING PROPERTY AND EQUIPMENT
Gas gathering system and equipment	1,506	1,504
Support equipment	220	220
Other	1,498	1,041
Total gross other operating property and equipment	3,224	2,765
Less – accumulated depreciation	(1,032)	(934)
Net other operating property and equipment	2,192	1,831

OTHER NON-CURRENT ASSETS
Receivables from price risk management activities	—	3,363
Deferred tax asset	—	981
Debt issuance costs, net of amortization	3,627	3,875
Other	3,787	3,794
TOTAL ASSETS	$542,610	$534,199

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

In thousands, except share and per share amounts (Continued)

	March 31, 2005	December 31, 2004
CURRENT LIABILITIES
Accounts payable, trade	$21,616	$20,399
Liabilities from price risk management activities	7,758	1,990
Current portion of long-term debt	500	500
Other accrued liabilities	5,416	4,277
Total current liabilities	35,290	27,166

LONG-TERM DEBT
Revolving credit facility	128,000	155,000
Term B facility loan	49,500	49,500
Subordinated convertible note payable	35,000	35,000
Total long-term debt	212,500	239,500

LIABILITIES FROM PRICE RISK MANAGEMENT ACTIVITIES	13,422	67

ASSET RETIREMENT OBLIGATIONS	13,523	12,726

DEFERRED TAXES	25,433	—

OTHER NONCURRENT LIABILITIES	7,288	7,649

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY

Convertible Preferred Stock: 5,000,000 shares of $.001 par value authorized; 598,271 shares issued and outstanding at March 31, 2005 and December 31, 2004.
Liquidation value at March 31, 2005 and December 31, 2004 of $5,533,890.	1	1

Common Stock: 75,000,000 shares of $.001 par value authorized; 40,144,156 and 39,788,238 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	40	40
Additional paid-in capital	264,469	262,045

Treasury Stock, at cost; 8,382 shares at March 31, 2005 and December 31, 2004.	(36)	(36)
Accumulated deficit	(29,320)	(14,959)
Total stockholders’ equity	235,154	247,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$542,610	$534,199

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,252)	$1,012
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	10,625	1,071
Deferred income tax provision	(8,720)	—
Stock-based compensation	1,579	24
Accretion expense	189	23
Net unrealized loss on mark-to-markets derivative contracts	27,459	—
Other	270	(2)
Change in assets and liabilities:
Accounts receivable	3,386	(100)
Prepaid expenses and other	(679)	147
Accounts payable, trade and other accrued liabilities	(562)	(216)
Other non-current assets	7	—

Net cash provided by operating activities	19,302	1,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas property expenditures	(17,697)	(1,707)
Acquisition of Proton Oil and Gas Corporation, net of cash acquired of $0.9 million	(52,625)	—
Proceeds received from sale of oil and gas properties	78,469	183
Gas gathering and equipment expenditures	(459)	(6)

Net cash provided by (used in) investing activities	7,688	(1,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	818	—
Proceeds from borrowings under credit facility	63,000	—
Repayment of borrowings under credit facility	(90,000)	—
Dividends paid	(109)	(113)
Other	—	(66)

Net cash used in financing activities	(26,291)	(179)

NET INCREASE IN CASH AND CASH EQUIVALENTS	699	250

CASH AND CASH EQUIVALENTS
Beginning of period	5,660	2,110

End of period	$6,359	$2,360

The accompanying notes are an integral part to these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              FINANCIAL STATEMENT PRESENTATION

During interim periods, Petrohawk Energy Corporation (Petrohawk or the Company) follows the same accounting policies used in its Annual Report to stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2005. People using financial information produced for interim periods are encouraged to refer to the footnotes in the Form 10-K when reviewing interim financial results.

These unaudited consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Interim period results are not necessarily indicative of results of operations or cash flows for the full year.

On May 18, 2004 the Company’s Board of Directors approved a one-for-two reverse stock split that was effective May 26, 2004. The reverse stock split was implemented to effect the conditional approval by the NASDAQ National Market of the Company’s listing application, which was later formally approved. Share and per share data (except par value) for periods presented have been restated to reflect the reverse stock split.

Recently Issued Accounting Pronouncements

In March 2005, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation.

In September 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 106 (SAB 106) that provides guidance to oil and gas companies following the full cost accounting method regarding the application of SFAS 143.  SAB 106 requires companies calculating the full cost ceiling test to exclude future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet as required by SFAS 143.  However, estimated dismantlement and abandonment costs related to future development activities, which are not required to be accrued under SFAS 143, should continue to be included in the full cost ceiling test.  The SEC staff has also recommended that companies discuss how the adoption of SFAS 143 has affected their accounting for oil and gas operations.  The accounting and disclosure requirements of SAB 106 are to be applied prospectively beginning with the first quarter of 2005.  The Company has adopted the provisions of SAB 106 effective January 1, 2005. This adoption did not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123), and supercedes APB 25, Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. SFAS 123(R) permits companies to adopt its requirements using either a modified prospective method, a variation of the modified prospective method or a modified retrospective method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the adoption date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the adoption date. Under the variation of the modified prospective method, the requirements are the same as under the modified prospective method except that earlier interim periods in the year of adoption are restated. Under the modified retrospective method, the requirements are the same as under the modified prospective method except that financial statements of previous periods are restated based on pro forma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted. SFAS 123(R) permits the continued use of this model as well as other standard option pricing models. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon our adoption of SFAS 123(R). SFAS 123(R) also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce reported net operating cash flows and increase reported net financing cash flows in periods after the effective date. These future amounts cannot be reasonably estimated because they depend on, among other things, when employees exercise stock options. The Company will adopt SFAS 123(R) effective as of January 1, 2006; however, it has not yet determined which of the aforementioned adoption methods it will use.

In March 2005, the SEC issued SAB 107 on SFAS 123(R) (SAB 107). SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option pricing model, provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility and provided examples and simplified approaches to determining the expected term. In April 2005, the SEC extended the date by which companies are required to adopt SFAS 123(R) from the first reporting period beginning on or after June 15, 2005 to the first reporting period of the first fiscal year beginning on or after June 15, 2005.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion 29 (SFAS 153).  The statement requires that nonmonetary exchanges must be recorded at fair value and the appropriate gain or loss must be recognized so long as the fair value is determinable and the transaction has commercial substance.  According to this statement, companies can no longer use the similar productive assets concept to account for nonmonetary exchanges at book value with no gain or loss being recognized.  SFAS 153 will be effective for fiscal periods beginning after June 15, 2005.  The adoption of this statement may impact the Company’s operating results, financial position or cash flows in future periods if such a nonmonetary exchange occurs.

Stock-Based Compensation

On January 1, 2003, the Company adopted SFAS 123 and related interpretations in accounting for its employee and director stock options and applies the fair value based method of accounting to such options.  Under SFAS 123, the fair value of each option granted is estimated on the date of grant using an option-pricing model such as the Black-Scholes model.  Under Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to SFAS 123, certain transitional alternatives were available for a voluntary change to the fair value based method of accounting for stock-based employee compensation if adopted in a fiscal year beginning before December 16, 2003.  The Company used the prospective method which applies prospectively the fair value recognition method to all employee and director awards granted, modified or settled after the beginning of the fiscal year in which the fair value based method of accounting for stock-based compensation is adopted.  Prior to the adoption, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options.  However, as required by SFAS 123, the Company disclosed on a pro forma basis the impact of the fair value accounting for employee stock options.  Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by SFAS 123.

Since the Company adopted the fair value recognition provisions of SFAS 123 prospectively for all employee awards granted, modified or settled after January 1, 2003, the cost related to stock-based compensation included in the determination of income for the three-months ended March 31, 2004, is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. For the three-months ended March 31, 2005, these costs were accounted for based on the requirements of SFAS 123 due to a modification of the terms granted to employees prior to January 1, 2003 during the second quarter of 2004.

Awards vest over periods ranging from one to three years.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the approximated pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the three-month period ended March 31, 2004. As discussed above, there were no costs accounted for under APB 25 during the three months ended March 31, 2005.

Three Months Ended
March 31, 2004
(In thousands)

Net income available to common shareholders as reported	$901
Add: Stock-based compensation expense included in reported net income, net of tax	24
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(58)
Pro forma net income available to common shareholders	$867

Net income per share:
Basic – as reported	$0.14
Basic – pro forma	$0.14

Diluted – as reported	$0.14
Diluted – pro forma	$0.14

The assumptions used in the fair value method calculation for the three months ended March 31, 2005 are disclosed in the following table:

Three Months Ended
March 31, 2005

Weighted average value per option granted during the period (1)	$1.99

Assumptions
Stock price volatility	27.2%
Risk free rate of return	3.4%
Expected term	3 years
Dividends	—

(1)Calculated using the Black-Scholes fair value based method.

The Company did not grant any stock options during the three months ended March 31, 2004.

2.              ACQUISITIONS AND DIVESTITURES

Proton Oil & Gas Corporation

On February 25, 2005, the Company acquired the stock of Proton Oil & Gas Corporation (Proton) for $53 million in cash.  This privately negotiated transaction had an effective date of January 1, 2005.  The properties acquired are located in South Louisiana and South Texas.

Major properties in the asset base include interests in a multi-pay field in South Louisiana and nine proved undeveloped locations. In South Texas, significant properties include interests in a multi-pay Frio sand field and fifteen proved undeveloped locations. The acquisition also included 3-D seismic data covering all major properties.

The acquisition of Proton was accounted for using the purchase method of accounting.  As a result, the assets and liabilities of Proton were included in the Company’s March 31, 2005 consolidated balance sheet.  The transaction had an effective date of January 1, 2005 and closed on February 25, 2005.  As such, the Company reflected the results of operations of Proton beginning February 25, 2005. The Company recorded a purchase price of approximately $80.4 million of which $26.0 million reflected a non-cash item pertaining to the deferred income taxes attributable to the differences between the tax basis and the fair value of the acquired oil and gas properties. Substantially all of the $80.4 million was allocated to oil and gas properties. The purchase price allocation is preliminary and subject to change as additional information becomes available.  Management does not expect the final purchase price to differ materially from the preliminary allocation.

Sale of Royalty Interest Properties

On February 25, 2005, the Company completed the disposition of certain royalty interest properties previously acquired from Wynn-Crosby to Noble Royalties, Inc. (Noble) d/b/a Brown Drake Royalties for approximately $80 million in cash. The transaction had an effective date of January 1, 2005.

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

The Company’s unaudited pro forma results are presented below for the three months ended March 31, 2004.  The unaudited pro forma results have been prepared to illustrate the approximated pro forma effects of the Wynn-Crosby acquisition on the Company’s results of operations under the purchase method of accounting as if the Company had acquired Wynn-Crosby on January 1, 2004.

The unaudited pro forma results do not purport to represent what the results of operations would actually have been if the acquisition had in fact occurred on such date or to project the Company’s results of operations for any future date or period.

Three Months Ended
March 31, 2004
(In thousands, except per share amounts)
Pro forma:
Revenue	$28,795
Net income available to common stockholders	3,472

Basic earnings per share	$0.09
Diluted earnings per share	$0.08

PHAWK, LLC Transaction

On August 11, 2004, the Company acquired from PHAWK, LLC (formerly known as Petrohawk Energy, LLC) (PHAWK) certain oil and gas properties in the Breton Sound area, Plaquemines Parish, Louisiana and in the West Broussard field in Lafayette Parish, Louisiana. The purchase price for all of the proved reserves, seismic data, undeveloped acreage, pipelines, production facility and other assets was $8.5 million. The effective date of the acquisition was June 1, 2004 and the effects of this transaction were first reported in results for the quarter ended September 30, 2004.

Recapitalization by PHAWK

On May 25, 2004, PHAWK, which is owned by affiliates of EnCap Investments, L.P., Liberty Energy Holdings LLC, Floyd C. Wilson and other members of the Company’s management recapitalized the Company with $60 million in cash. The $60 million investment was structured as the purchase by PHAWK of 7.576 million new shares of common stock for $25 million, a $35 million five year 8% subordinated note convertible into approximately 8.75 million shares of common stock at a conversion price of $4.00 per share and warrants to purchase 5.0 million shares of common stock at a price of $3.30 per share. At the annual stockholders meeting held July 15, 2004, the stockholders approved changing the name of the Company to Petrohawk Energy Corporation (from Beta Oil & Gas, Inc.), reincorporating the Company in Delaware, and the adoption of new stock option plans.

3.              OIL AND GAS PROPERTIES

Oil and gas properties are comprised of the following (In thousands):

	March 31,	December 31,
	2005	2004

Evaluated (subject to amortization)	$481,042	$484,233
Unevaluated (not subject to amortization)
Unproved costs incurred in 2004	43,897	48,679
Unproved costs incurred in 2005	27,876	—
Exploration wells in progress	—	161
Total unevaluated (not subject to amortization)	71,773	48,840
Gross natural gas and crude oil properties	552,815	533,073
Less accumulated amortization	(59,267)	(48,740)
Net natural gas and crude oil properties	$493,548	$484,333

4.              LONG-TERM DEBT

Revolving Credit Facility

In connection with the acquisition of Wynn-Crosby, the Company entered into a new revolving credit facility with BNP Paribas as the lead bank and administrative agent which is due in November 2008. The revolving credit facility had an initial borrowing base of $200 million and a threshold amount of $180 million. Amounts outstanding under the revolving credit facility bear interest at specified margins over the London Interbank Offered Rate (LIBOR) of 1.25% to 2.5%. Such margins will fluctuate based on the utilization of the facility.               Borrowings under the credit facility are secured by a first priority lien on substantially all of the Company’s assets and are due on November 23, 2008.

The available credit line is subject to adjustment semi-annually based upon a number of factors, including commodity prices and reserve levels. On April 1, 2005, the borrowing base under the facility was changed to $185 million with a threshold amount of $175 million. The next redetermination date is scheduled to occur during the fourth quarter of 2005. Upon a redetermination, the Company could be required to repay a portion of the bank debt.

The revolving credit facility requires the Company to maintain certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expense, and a maximum leverage ratio. The Company may not permit its ratio of reserves to total debt to be less than 1.5 to 1.0 after March 31, 2005. The Company may not permit its ratio of total debt to EBITDA for the period of four fiscal quarters immediately preceding the date of redetermination for which financial statements are available to be greater than 4.0 to 1.0. In addition, the Company is subject to covenants limiting dividends, and other restricted payments, transactions with affiliates, incurrence of debt, changing of control, asset sales, and liens on properties. At March 31, 2005, the Company is in compliance with all of its debt covenants.

Second Lien Term Loan Facility

A second lien facility in the amount of $50 million was provided by BNP Paribas and a group of lenders. The facility matures on February 25, 2009. Any amounts repaid under the second lien facility may not be reborrowed. Borrowings under the term loan initially bear interest at LIBOR plus 4.00%, increasing 0.25% on a quarterly basis thereafter, subject to a ceiling of LIBOR plus 5.00%. Borrowings under the second lien facility are secured by a second priority lien on substantially all of the assets securing the revolving credit facility. The Company is subject to certain financial covenants pertaining to minimum asset coverage ratio and a maximum leverage ratio as discussed above under the revolving credit facility. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. The Company is obligated to repay 1% per annum of the original principal balance, with the remaining 96% of the original principal balance due and payable on February 25, 2009. At March 31, 2005, the Company is in compliance with all of its debt covenants.

Subordinated Convertible Note Payable

On May 25, 2004 and in connection with the recapitalization of the Company by PHAWK, LLC, the Company issued a $35 million five-year unsecured subordinated convertible note payable to PHAWK, LLC. The note bears interest at 8%, is payable quarterly until maturity and is convertible after two years into 8.75 million shares of common stock at a conversion price of $4.00 per share. The full amount of the principal plus accrued and unpaid interest will be payable on May 25, 2009.

Debt Issue Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt. At March 31, 2005, the Company has approximately $3.6 million of net debt issuance costs that are being amortized over the lives of the respective long-term debt.

5.              ASSET RETIREMENT OBLIGATIONS

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, the Company records a liability (an asset retirement obligation or ARO) on the consolidated balance sheet and capitalizes the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis over the productive life of the related properties. Both the accretion and the depreciation are included in depletion, depreciation and amortization on the consolidated statement of operations.

The Company recorded the following activity related to the liability for the three months ended March 31, 2005 (In thousands):

Beginning balance – liability for asset retirement obligations	$12,726
Obligations fulfilled during the period	—
Additions	83
Acquisition of Proton Oil and Gas Corporation (1)	525
Accretion expense	189

Ending balance – liability for asset retirement obligations	$13,523

(1)  Refer to Note 2, Acquisitions and Divestitures for more details.

6.              COMMITMENTS AND CONTINGENCIES

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

7.              DERIVATIVE AND HEDGING ACTIVITIES

Periodically, the Company enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. Under collar arrangements, if the index price rises above the ceiling price, the Company pays the counterparty. If the index price falls below the floor price, the counterparty pays the Company. Under price swaps, the Company receives a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures.

At March 31, 2005, the Company had 78 open positions: 36 natural gas price collar arrangements, 8 natural gas price swap arrangements, 6 crude oil price swap arrangements and 28 crude oil collar arrangements. The Company has elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, records the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.

At March 31, 2005, the Company had a $21.2 million derivative liability, $7.8 million of which is classified as short-term. In addition, the Company had $1.2 million of realized losses and $27.5 million of unrealized losses which resulted in a net loss of $28.7 million for the three months ended March 31, 2005.

During the three months ended March 31, 2004, the Company had no outstanding commodity price hedging contracts.

Natural Gas

At March 31, 2005, the Company had the following natural gas costless collar positions:

		Contract Price per Mmbtu
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Mmbtu’s	Price Range	Average Price	Price Range	Average Price

April 2005 - June 2005	90,000	$ 6.50	$6.50	$ 8.15	$8.15
April 2005 - December 2005	5,152,500	5.00 - 7.00	6.15	7.59 - 10.05	9.40
July 2005 - December 2005	1,020,000	6.00	6.00	7.68	7.68
January 2006 - December 2006	6,600,000	5.50 - 6.00	5.64	8.26 - 9.54	9.19
January 2007 - December 2007	2,880,000	5.30	5.30	7.12	7.12
January 2008 - December 2008	3,600,000	5.00 - 5.15	5.05	6.45 - 6.71	6.53

At March 31, 2005, the Company had the following natural gas swap positions:

Contract Price per Mmbtu
Swaps
	Volume in	Weighted
Period	Mmbtu’s	Average Price

April 2005 - June 2005	360,000	$4.08
April - May 2005	60,000	4.03
January 2007 - December 2007	1,200,000	6.06

Crude Oil

At March 31, 2005, the Company had the following crude oil costless collar positions:

		Contract Price per Bbl
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Bbls	Price Range	Average Price	Price Range	Average Price

April 2005 - June 2005	18,000	$ 40.00	$40.00	$ 55.85	$55.85
April 2005 - December 2005	369,000	38.00 - 43.00	42.39	51.40 - 57.00	55.29
January 2006 - December 2006	408,000	40.00	40.00	47.30 - 49.30	48.89
January 2007 - December 2007	240,000	35.00 - 36.00	35.30	43.20 - 45.75	43.97
January 2008 - December 2008	60,000	34.00	34.00	45.30	45.30

At March 31, 2005, the Company had the following crude oil swap positions:

Contract Price per Bbl
Swaps
	Volume in	Weighted
Period	Bbls	Average Price

January 2008 - December 2008	144,000	$38.10

8.              STOCKHOLDERS’ EQUITY

Stock Option Grants

During the first quarter of 2005, the Company granted stock options covering 1,027,500 shares of common stock to employees of the Company. The options vest over a two-year period with one-third vesting on the date of grant, one-third one year from the date of the grant and the remaining one-third two years from the date of the grant. The options have exercise prices ranging from $8.51 to $10.29 with a weighted average price of $8.67. These options will expire ten years from the grant date. No options were granted during the first quarter of 2004.

Restricted Stock

During the first quarter of 2005, the Company issued 5,000 shares of restricted common stock to an employee of the Company. These restricted shares vest over a two-year period with one-third vesting on the date of issuance, one-third one year from the date of the issuance and the remaining one-third two years from the date of the issuance. The shares were issued at a price of $8.51 per share.

Treasury Stock

In August 2004, the Company’s Board of Directors terminated the stock repurchase program.  The Company did not purchase any shares of common stock during the three months ended March 31, 2004.   At March 31, 2005, the Company held 8,382 treasury shares with an average price per share of $4.35.

9.            RELATED PARTY TRANSACTIONS

On August 11, 2004, the Company purchased working interests in certain oil and gas properties and various other assets from PHAWK, LLC for $8.5 million. The effective date of the acquisition was June 1, 2004. Since the Company and PHAWK, LLC were under common control at the time of the transaction, the assets were recorded by the Company at the net book value of PHAWK, LLC at the time of the purchase. The purchase price exceeded the net book value by approximately $5.6 million. The excess is reflected as a return of capital to PHAWK, LLC in the consolidated financial statements.

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

10.       NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of shares of common stock (other than unvested restricted stock) outstanding during the period. Diluted earnings per share incorporates the dilutive impact of common stock equivalents (using the treasury stock method) and unvested restricted stock.

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share amounts)

Basic:
Net (loss) income applicable to common stockholders	$(14,361)	$901

Weighted average number of common shares	39,980	6,215
Basic (loss) earnings per share	$(0.36)	$0.14

Diluted:
Net (loss) income applicable to common stockholders	$(14,361)	$901
Plus: preferred dividends (1)	—	—
Plus: interest on 8% subordinated convertible note payable (net of tax) (1)	—	—
Net (loss) income for diluted (loss) earnings per share	$(14,361)	$901

Weighted average number of common shares	39,980	6,215
Common stock equivalent shares - stock options	Antidilutive	356
Common stock equivalent shares - warrants	Antidilutive	Antidilutive
Common stock equivalent shares representing shares “as-if” conversion of convertible subordinated note payable	Antidilutive	—
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	Antidilutive	Antidilutive
Weighted average number of shares used in calculation of diluted income (loss) per share	39,980	6,570
Diluted (loss) earnings per share	$(0.36)	$0.14

(1)  Due to the antidilutive nature of these items, these amounts have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2005 and 2004.

The following common stock equivalents were not included in the computation for diluted (loss) earnings per share because the effect would be antidilutive:

	March 31,
Common Stock Equivalents:	2005	2004
	(In thousands)

Options	2,060	126
Warrants	5,331	920
“As-if” conversion of:
Subordinated Convertible Note Payable	8,750	—
Preferred Stock	299	302
	16,440	1,348

11.       SUBSEQUENT EVENT

On April 4, 2005, the Company, and Mission Resources Corporation (Mission), a Delaware corporation, announced the execution of an Agreement and Plan of Merger, dated as of April 3, 2005 (the Merger Agreement) pursuant to which the Company has agreed to purchase all of the issued and outstanding shares of Mission common stock.

Under the terms of the Merger Agreement, which was approved by the Boards of Directors of both the Company and Mission, Mission will merge with and into Merger Sub (the Merger), with Merger Sub surviving the Merger. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The Company’s Board of Directors has determined that the merger is fair to, and in the best interests of, the Company and its stockholders. The Company believes Mission offers a number of important features that it looks for – undervalued or underdeveloped properties in areas where the Company has technical expertise, near-term non-core divestments, opportunities for accelerated development of proved undeveloped reserves, an attractive acreage position and significant upside in the form of 3-D seismic based drilling prospects, all within existing core areas.

Total consideration for the shares of Mission common stock will be comprised of approximately 60% of Company common stock and 40% cash, and is fixed at approximately $135 million in cash and approximately 19.2 million shares of the Company’s common stock, not including outstanding options to purchase Mission common stock. The Company currently anticipates the issuance of debt to finance all or a portion of the cash consideration paid for Mission’s common stock. Outstanding options to purchase Mission common stock will be converted into options to purchase the Company’s common stock pursuant to the terms of the Merger Agreement. Mission stockholders will have the right to elect cash or the Company’s common stock, subject to a proration if either cash or stock is oversubscribed. While the per share consideration is initially fixed in the Merger Agreement at $8.15 in cash or 0.7718 shares of the Company’s common stock, the per share consideration is subject to adjustment upwards or downwards so that each share of Mission common stock receives consideration representing equal value. This adjustment will reflect 46.3% of the difference between $10.56 and the price of the Company’s common stock during a specified period prior to closing. Based on the closing price of $11.53 per share of the Company’s common stock on April 1, 2005, the adjusted per share consideration would be valued at $8.60 or 0.7458 shares of the Company’s common stock. In addition, the Company will assume or pay off Mission’s approximate $170 million of long-term debt.

Consummation of the transactions contemplated by the Merger Agreement is conditioned upon, among other things, (1) approval by the stockholders of Mission and the Company, (2) the receipt of all required regulatory approvals, (3) absence of any order or injunction prohibiting the consummation of the Merger, (4) subject to certain exceptions, the accuracy of representations and warranties with respect to Mission’s or the Company’s business, as applicable, (5) receipt of customary tax opinions and (6) the effectiveness of a registration statement relating to the shares of the Company’s common stock to be issued in the Merger. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, Mission will be required to pay the Company a termination fee of $12.5 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the first quarter of 2005 and 2004 should be read in conjunction with our Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Petrohawk Energy Corporation Form 10-K for the year-end December 31, 2004.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. See Forward-Looking Information on page 22.

Overview

Petrohawk Energy Corporation is an independent oil and gas company engaged in the acquisition, development, production and exploration of natural gas and crude oil. Our exploration activities are concentrated in areas with known hydrocarbons resources, which are conducive to multi-well, repeatable drilling programs.

In the first three months of 2005, we produced 4.8 Bcfe compared to production of 0.7 Bcfe for the comparable period of the prior year. Natural gas production was 3.4 Bcf and oil production was 231 Mbbls for the first three months of 2005. Oil and natural gas production in the current period increased by 4.1 Bcfe from the same period in 2004. We reported oil and gas revenues for the three months ended March 31, 2005 of $32.2 million. This represents an increase of $28.3 million as compared to the comparable period of the prior year. The increase in our production and oil and natural gas revenues was principally through acquisitions. We focus on properties within our core operating areas that have a significant proved reserve component and which management believes have additional development and exploration opportunities.

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

Capital Resources and Liquidity

Our primary source of cash during the first quarter of 2005 was from funds obtained from operating and investing activities. Funds obtained from operating activities were generated from the production and sale of natural gas and crude oil. Funds obtained from investing activities were generated from proceeds from the sale of certain royalty properties. Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes. Prices for natural gas and crude oil have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. Working capital is substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. Cash flows provided by operating activities were primarily used to fund exploration and development expenditures. See below for additional discussion and analysis of cash flow.

Net increase in cash and cash equivalents is summarized as follows (In thousands):

	Three Months Ended
	March 31,
			Increase
	2005	2004	(Decrease)

Cash flows provided by operating activities	$19,302	$1,959	$17,343
Cash flows provided by (used in) investing activities	7,688	(1,530)	9,218
Cash flows used in financing activities	(26,291)	(179)	(26,112)

Net increase in cash and cash equivalents	$699	$250	$449

Operating Activities. Net cash provided by operating activities during the first quarter of 2005 increased $17.3 million from the same period in 2004. This increase was primarily due to an increase in sales volumes attributable to the acquisition of Wynn-Crosby as well as an increase in prices. Average realized prices for the first quarter increased 15% from $5.79 Mcfe in 2004 to $6.68 Mcfe in 2005. Production volumes increased from 683 Mmcfe to 4,822 Mmcfe for the three months ended March 31, 2004 and 2005, respectively. We are unable to predict future commodity prices, and as a result cannot provide any assurance about future levels of net cash provided by operating activities.

Investing Activities. Cash flows provided by investing activities increased by $9.2 million for the three months ended March 31, 2005, compared to the same period in 2004. The primary driver of cash used by investing activities is capital spending in the amount of $18.2 million and the acquisition of Proton Oil and Gas Corporation in the amount of $52.6 million. These transactions were offset by the sale of certain royalty properties in the amount of $78.5 million. We establish our budget for capital spending based on our current estimate of future commodity prices. Due to the volatility of commodity prices our budget may be periodically adjusted in any given year.

Financing Activities. Net cash provided by financing activities during the first quarter of 2005 decreased $26.1 million from the same period in 2004. Net cash used in financing activities in 2005 was primarily driven by the repayment of $90 million of borrowings under the Company’s revolving credit facility partially offset by borrowings of $63 million during the first quarter resulting in a net repayment of $27 million. This net decrease was offset by the receipt of approximately $0.8 million from the issuance of common stock related to the exercise of employee stock options during the first quarter of 2005. During the first quarter of 2005 and 2004, we paid $0.1 million in dividends on our Series A Preferred Stock. Management believes that we have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including potential acquisitions.

Contractual Obligations

We have no material long-term commitments associated with our capital expenditure plans or operating agreements.  Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant.  The level of capital expenditures will vary in future periods depending on the success we have with our acquisition, developmental and exploration activities in future periods, gas and oil price conditions and other related economic factors. The Company currently expects to spend approximately $70 million during 2005 on its drilling program. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.

We have announced the execution of an agreement and plan of merger to acquire Mission Resources Corporation. Total consideration for the shares of Mission common stock which will be comprised of approximately 60% of our common stock and 40% cash, and is fixed at approximately $135 million in cash and approximately 19.2 million shares of our common stock, not including outstanding options to purchase Mission common stock. Outstanding options to purchase Mission common stock will be converted into options to purchase our common stock pursuant to the terms of the Merger Agreement. We currently anticipate the issuance of debt to finance all or a portion of the cash consideration paid for Mission’s common stock.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operation are based upon the consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to the Company’s critical accounting policies from those described in the 2004 Form 10-K. See the Company’s Form 10-K for the year ended December 31, 2004, for further discussion.

Results of Operations

Quarters ended March 31, 2005 and 2004

We reported a net loss of $14.2 million for the three months ended March 31, 2005 compared to net income of $1.0 million for the comparable period in 2004. The net loss in 2005 was driven by a $28.7 million net loss on derivative contracts and an increase in interest expense and debt issue cost amortization of $3.2 million offset by an increase of $7.9 million in income from operations and an increase in the Company’s income tax benefit of $8.7 million.

The following table summarizes key items of comparison for the periods indicated.  Dollars, except for per unit data, and production data are in thousands.

	Three Months Ended
	March 31,		Increase
In Thousands (Except price and per Mcfe amounts)	2005	2004	(Decrease)

Net (loss) income	$(14,252)	$1,012	$(15,264)
Oil and gas sales	32,217	3,954	28,263
Field service and other revenues	109	98	11
Lease operating expense	5,231	740	4,491
Production tax expense	2,326	227	2,099
Field service expense	47	45	2
General and administrative expense:
General and administrative expense	3,300	776	2,524
Stock compensation	1,579	24	1,555
Accretion expense	189	23	166
Depletion – Full cost	10,526	1,023	9,503
Depreciation – Field service and other	99	48	51
Net loss on derivative contracts	(28,652)	—	(28,652)
Interest expense and other	(3,349)	(111)	(3,238)
Income tax benefit (expense)	8,720	(23)	8,743

Production:
Natural Gas – Mmcf	3,438	481	2,957
Crude Oil – Mbbl	231	34	197
Natural Gas Equivalent – Mmcfe	4,822	683	4,139

Average price per unit (1):
Gas price per Mcf	$6.24	$5.74	$0.50
Oil price per Bbl	46.62	33.16	13.46
Equivalent per Mcfe	6.68	5.79	0.89

Average cost per Mcfe:
Operating expense	1.08	1.08	—
Production tax expense	0.48	0.33	0.15
General and administrative expense	0.68	1.14	(0.46)
Depletion expense	2.18	1.50	0.68

(1)       Amounts exclude the impact of derivatives, as the Company does did not apply hedge accounting.

For the three months ended March 31, 2005, oil and gas sales increased $28.3 million from the comparable period in 2004, to $32.2 million.  The increase for the three months was primarily due to an increase in volumes of 4,139 Mmcfe as a result of the acquisition of Wynn-Crosby in November of 2004. Higher commodity prices led to an approximate $4.3 million increase in revenues from the comparable period in 2004 as our realized average price per Mcfe increased $0.89 in 2005 to $6.68 from $5.79 in 2004.

Lease operating expenses increased $4.5 million for the three months ended March 31, 2005 as compared to the comparable period in 2004. The increase was primarily due to the acquisition of Wynn-Crosby in November of 2004 as well as the acquisition of Proton in February of 2005. On a per unit basis, lease operating expense was $1.08 per Mcfe for the first quarter of 2005 and 2004.

Production tax expense increased $2.1 million for the three months ended March 31, 2005 as compared to the same period in 2004 due to a corresponding increase in natural gas and crude oil revenues. Production taxes are generally assessed as a percentage of gross oil and natural gas sales.

General and administrative expenses for the three months ended March 31, 2005 increased $2.5 million to $3.3 million compared to the same period in 2004. This increase was primarily due to changes in the following items as a result of the Wynn-Crosby and Proton acquisitions (In thousands):

2005 increase
Description	over 2004
Increase in legal and professional fees	$1,836
Increase in office expenses	168
Other	520

Total	$2,524

The increase in legal and professional fees for the three months ended March 31, 2005 as compared to 2004 is primarily due to a $1.3 million increase in contract services as the Company made the decision to outsource its primary accounting function in 2004 subsequent to the first quarter. In January 2005, we made the decision to bring this function back in house and expect these costs to decrease in the second half of 2005. The decrease in the outsource fee will be partially offset by an increase in costs associated with an internal accounting department.

Office expenses increased $0.2 million from prior year due primarily to an increase in office rent associated with the Company’s relocation of the corporate office to Houston, Texas.

Stock-based compensation expense increased $1.6 million from the prior year. This increase is due to the recognition of expense associated with 1.0 million and 0.7 million stock options issued during the first and third quarters of 2005 and 2004, respectively.

Accretion expense increased $0.2 million from prior year. This increase is primarily due to the acquisition of Wynn-Crosby in 2004. The acquisition of Wynn-Crosby increased our retirement obligation by approximately $10.8 million.

Depletion expense increased $9.5 million from the same period in 2004 to $10.5 million for the three-months ended March 31, 2005. Depletion for oil and gas properties is calculated using the Unit of Production method, which amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased $0.68 per Mcfe, or 45%. This increase was primarily due to the acquisition of Wynn-Crosby.

Periodically, we enter into derivative commodity instruments to hedge our exposure to price fluctuations on natural gas and crude oil production. At March 31, 2005, the Company had a $21.2 million derivative liability, $7.8 million of which is classified as short-term. In addition, the Company had $1.2 million of realized losses and $27.5 million of unrealized losses which resulted in a net loss of $28.7 million for the three months ended March 31, 2005.

Interest expense and other for the first quarter of 2005 increased $3.2 million from the same period in 2004. This increase is primarily due to the issuance of the $35 million 8% subordinated convertible note payable in conjunction with the recapitalization of the Company by PHAWK, LLC and the remaining $178 million of long-term debt at March 31, 2005 that was incurred in association with the acquisition of Wynn-Crosby. Amortization expense represents the amortization of debt issue costs associated with the PHAWK transaction and the acquisition of Wynn-Crosby in 2004. At March 31, 2005, we had approximately $3.6 million of debt issue costs. These costs are being amortized over the lives of the respective long-term debt.

Income tax benefit for the first quarter of 2005 increased $8.7 million from the prior year. The increase from prior year is primarily due to the Company’s net loss of approximately $14.2 million for the first quarter of 2005 compared to net income of $1.0 million for the first quarter of 2004.

Recently Issued Accounting Pronouncements

In March 2005, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation.

In September 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 106 (SAB 106) that provides guidance to oil and gas companies following the full cost accounting method regarding the application of SFAS 143.  SAB 106 requires companies calculating the full cost ceiling test to exclude future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet as required by SFAS 143.  However, estimated dismantlement and abandonment costs related to future development activities, which are not required to be accrued under SFAS 143, should continue to be included in the full cost ceiling test.  The SEC staff has also recommended that companies discuss how the adoption of SFAS 143 has affected their accounting for oil and gas operations.  The accounting and disclosure requirements of SAB 106 are to be applied prospectively beginning with the first quarter of 2005.  The Company has adopted the provisions of SAB 106 effective January 1, 2005. This adoption did not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123), and supercedes APB 25, Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. SFAS 123(R) permits companies to adopt its requirements using either a modified prospective method, a variation of the modified prospective method or a modified retrospective method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the adoption date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the adoption date. Under the variation of the modified prospective method, the requirements are the same as under the modified prospective method except that earlier interim periods in the year of adoption are restated. Under the modified retrospective method, the requirements are the same as under the modified prospective method except that financial statements of previous periods are restated based on pro forma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted. SFAS 123(R) permits the continued use of this model as well as other standard option pricing models. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon our adoption of SFAS 123(R). SFAS 123(R) also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce reported net operating cash flows and increase reported net financing cash flows in periods after the effective date. These future amounts cannot be reasonably estimated because they depend on, among other things, when employees exercise stock options. The Company will adopt SFAS 123(R) effective as of January 1, 2006; however, it has not yet determined which of the aforementioned adoption methods it will use.

In March 2005, the SEC issued SAB 107 on SFAS 123(R) (SAB 107). SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option pricing model, provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility and provided examples and simplified approaches to determining the expected term. In April 2005, the SEC extended the date by which companies are required to adopt SFAS 123(R) from the first reporting period beginning on or after June 15, 2005 to the first reporting period of the first fiscal year beginning on or after June 15, 2005.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Derivative Instruments and Hedging Activity

Our hedging policy is designed to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our hedging arrangements apply to only a portion of our current and anticipated production and provide only partial price protection against declines in oil and gas prices. These hedging arrangements may expose us to risk of financial loss and limit the benefit to us of increases in price. Please read the discussion below related to commodity collars and price swaps.

Periodically, the Company enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. Under collar arrangements, if the index price rises above the ceiling price, the Company pays the counterparty. If the index price falls below the floor price, the counterparty pays the Company. Under price swaps, the Company receives a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures.

At March 31, 2005, the Company had 78 open positions: 36 natural gas price collar arrangements, 8 natural gas price swap arrangements, 6 crude oil price swap arrangements and 28 crude oil collar arrangements. The Company has elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, records the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.

At March 31, 2005, the Company had a $21.2 million derivative liability, $7.8 million of which is classified as short-term. In addition, the Company had $1.2 million of realized losses and $27.5 million of unrealized losses which resulted in a net loss of $28.7 million for the three months ended March 31, 2005.

During the three months ended March 31, 2004, the Company had no outstanding commodity price hedging contracts.

Natural Gas

At March 31, 2005, the Company had the following natural gas costless collar positions:

		Contract Price per Mmbtu
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Mmbtu’s	Price Range	Average Price	Price Range	Average Price

April 2005 - June 2005	90,000	$ 6.50	$6.50	$ 8.15	$8.15
April 2005 - December 2005	5,152,500	5.00 - 7.00	6.15	7.59 - 10.05	9.40
July 2005 - December 2005	1,020,000	6.00	6.00	7.68	7.68
January 2006 - December 2006	6,600,000	5.50 - 6.00	5.64	8.26 - 9.54	9.19
January 2007 - December 2007	2,880,000	5.30	5.30	7.12	7.12
January 2008 - December 2008	3,600,000	5.00 - 5.15	5.05	6.45 - 6.71	6.53

At March 31, 2005, the Company had the following natural gas swap positions:

Contract Price per Mmbtu
Swaps
	Volume in	Weighted
Period	Mmbtu’s	Average Price

April 2005 - June 2005	360,000	$4.08
April - May 2005	60,000	4.03
January 2007 - December 2007	1,200,000	6.06

Crude Oil

At March 31, 2005, the Company had the following crude oil costless collar positions:

		Contract Price per Bbl
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Bbls	Price Range	Average Price	Price Range	Average Price

April 2005 - June 2005	18,000	$ 40.00	$40.00	$ 55.85	$55.85
April 2005 - December 2005	369,000	38.00 - 43.00	42.39	51.40 - 57.00	55.29
January 2006 - December 2006	408,000	40.00	40.00	47.30 - 49.30	48.89
January 2007 - December 2007	240,000	35.00 - 36.00	35.30	43.20 - 45.75	43.97
January 2008 - December 2008	60,000	34.00	34.00	45.30	45.30

At March 31, 2005, the Company had the following crude oil swap positions:

Contract Price per Bbl
Swaps
	Volume in	Weighted
Period	Bbls	Average Price

January 2008 - December 2008	144,000	$38.10

We are also exposed to market risk related to adverse changes in interest rates.  Our interest rate risk exposure results primarily from short-term rates, mainly LIBOR-based on borrowing from our commercial bank.  At March 31, 2005, none of our outstanding debt was at variable rates. Any future volatility could be mitigated through the use of financial derivative instruments.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company did not purchase or sell any equity securities during the first quarter of 2005. At March 31, 2005, the Company held 8,382 treasury shares.

We have never paid cash dividends on our common stock.  We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate declaring cash dividends on our common stock in the foreseeable future.  Holders of our Series A preferred stock are entitled to receive cumulative dividends at the annual rate of $0.74 per share when and as declared by the board of directors.  No dividends may be paid on common stock unless all cumulative dividends due on Series A preferred stock have been declared and paid.  Any future determination to pay dividends on common stock will be at the discretion of the board of directors and will be dependent upon then existing conditions, including our prospects, and such other factors, as the board of directors deems relevant.  We are also restricted from paying cash dividends on common stock under our credit facilities

Item 6.  Exhibits

The following documents are included as exhibits to this Form 10-Q.  Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto.  Those exhibits which are not incorporated by reference are attached hereto.

2.1

Agreement and Plan of Merger, dated April 3, 2005 (and as amended April 26, 2005), by and among Petrohawk Energy Corporation, Petrohawk Acquisition Corporation, and Mission Resources Corporation (Incorporated by reference to Annex A of our Registration Statement on Form S-4 filed on April 28, 2005)

2.2

Agreement and Plan of Merger, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Ronald W. Crosby and Paige L. Crosby (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 24, 2004)

2.3

Agreement and Plan of Mergers, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on November 24, 2004)

2.4

Amendment to Agreement and Plan of Mergers among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby, dated October 26, 2004 (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed on November 24, 2004)

3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to the Form S-8 that we filed on July 29, 2004)

3.2	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004)

3.3	Amended and Restated Bylaws of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.2 of our Third Quarter 2004 Form 10-Q filed on August 13, 2004)

4.1

Form of Warrant Agreement covering warrants issued to employees as employment inducements (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004)

4.2

Warrant Agreement between Beta Oil & Gas, Inc. and Brookstreet Securities dated July 30, 1999 (Incorporated by reference to Exhibit 4.2 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10K filed on March 26, 2004)

4.3

Form of Warrant Agreement with suppliers, service providers and other third parties (Incorporated by reference to Exhibit 4.3 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10K filed on March 26, 2004)

4.4	Certificate of Designation of Beta Oil & Gas, Inc.’s 8% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Beta’s Form 8-K filed on July 3, 2001)

4.5

Warrant Agreement between Beta Oil & Gas, Inc. and its preferred shareholders, including Warrant Certificates A and B (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Form 8-K filed on July 3, 2001)

4.6	Registration Rights Agreement dated April 1, 2005 among Petrohawk Energy Corporation and the certain parties set forth on Exhibit A of the Registration Rights Agreement (First Quarter 2005 Form 10-Q)

4.7

Registration Rights Agreement dated November 23, 2004, among Petrohawk Energy Corporation and Friedman, Billings, Ramsey & Co., Inc. (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on November 24, 2004)

4.8

Registration Rights Agreement, dated May 25, 2004, between Beta and PHAWK, LLC (Incorporated by reference to Exhibit 4.11 to our Registration Statement No. 333-120881 on Form S-3 filed December 1, 2004)

10.1

The Petrohawk Energy Corporation Amended and Restated  1999 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on August 18, 2004)

10.2	The Petrohawk Energy Corporation Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K filed on March 31, 2005)

10.3

Form of Stock Option Agreement for the Amended and Restated 2004 Non-Employee Director Incentive Plan. (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed on March 31, 2005)

10.4

Form of Restricted Stock Agreement for the Amended and Restated 2004 Non-Employee Director Incentive Plan. (Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K filed on March 31, 2005)

10.5

Form of Incentive Stock Agreement for the Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K filed on March 31, 2005)

10.6	The Petrohawk Energy Corporation Amended and Restated 2004 Employee Incentive Plan, (Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on August 18, 2004)

10.7

Amendment No. 1 to the Petrohawk Energy Corporation Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Appendix B to our Definitive Information Statement filed on Schedule 14C on December 14, 2004)

10.8	Form of Stock Option Agreement for the Amended and Restated 2004 Employee Incentive Plan. (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed on March 31, 2005)

10.9	Form of Restricted Stock Agreement for the Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed on March 31, 2005)

10.10	Form of Incentive Stock Agreement for the Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K filed on March 31, 2005)

10.11	Form of Director and Officer Indemnity Agreement (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed on March 31, 2005)

10.12

Securities Purchase Agreement dated December 12, 2003 between Beta Oil & Gas, Inc. and Petrohawk Energy, LLC (Incorporated by reference to Appendix A to Beta’s Preliminary Proxy Statement filed on Schedule 14A on January 9, 2004)

10.13

Senior Revolving Credit Facility dated November 23, 2004, among Petrohawk Energy Corporation, as Borrower, and BNP Paribas, as Administrative Agent, Fleet National Bank, as Syndication Agent, Fortis Capital Corp., U.S. Bank National Association and KeyBank National Association as Co-Documentation Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 24, 2004)

10.14

Second Lien Term Loan Agreement dated November 23, 2004, among Petrohawk Energy Corporation, as Borrower, and BNP Paribas, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 24, 2004)

10.15

Guarantee and Collateral Agreement dated November 23, 2004, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 24, 2004)

10.16

Convertible Promissory Note dated May 25, 2004 between PHAWK, LLC f/k/a Petrohawk Energy, LLC and the Company (Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K filed on March 31, 2005)

10.17

Purchase and Sale Agreement executed January 14, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalties, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.1 to our Current Form 8-K filed on March 3, 2005)

10.18

Amendment to Purchase and Sale Agreement executed on February 15, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalty, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.2 to our Current Form 8-K filed on March 3, 2005)

10.19

Stock Purchase Agreement dated February 4, 2005 by and among the Company and Proton Oil & Gas Corporation, et al (Incorporated by reference to Exhibit 2.3 to our Current Form 8-K filed on March 3, 2005)

10.20	Agreement of Sale and Purchase dated August 11, 2004, by and between the Company and PHAWK, LLC (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on March 31, 2005)

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (First Quarter 2005 Form 10-Q)

31.2	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (First Quarter 2005 Form 10-Q)

32.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (First Quarter 2005 Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROHAWK ENERGY CORPORATION

Date: May 12, 2005	By:	/s/ Floyd C. Wilson

Floyd C. Wilson
Chief Executive Officer and President

	By:	/s/ Shane M. Bayless

Shane M. Bayless
Chief Financial Officer, Vice President and Treasurer