Form 10-Q
period 2005-06-30
PETROHAWK ENERGY CORP
filed 2005-08-11
CIK 1059324

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-25717
PETROHAWK ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0876964 (I.R.S. Employer Identification Number)
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
Yes   ☑   No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No ☑
As of August 9, 2005, the Registrant had 69,807,146 shares of Common Stock, $.001 par value, outstanding.

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004	3
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	6
Notes to the Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	28
ITEM 4. Controls and Procedures.	29
PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 6. Exhibits	30
Signatures
Form of Stock Option Agmt for Amended 2004 Non-Employee Director Incentive Plan
Form of Restricted Stock Agmt for Amended 2004 Non-Employee Director Incentive Plan
Form of Incentive Stock Agmt for Amended 2004 Non-Employee Director Incentive Plan
Form of Stock Option Agmt for Amended 2004 Employee Incentive Plan
Form of Restricted Stock Agmt for Amended 2004 Employee Incentive Plan
Form of Incentive Stock Agmt for Amended 2004 Employee Incentive Plan
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

PETROHAWK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
In thousands, except per share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Oil and gas sales	$36,067	$4,893	$68,284	$8,847
Other	117	95	226	193

Total operating revenues	36,184	4,988	68,510	9,040

OPERATING EXPENSES:
Production expenses:
Lease operating	5,100	812	9,624	1,488
Workovers and other	818	92	1,239	173
Taxes other than income	2,083	263	4,409	490
Gathering, transportation and other	213	—	546	5
General and administrative:
General and administrative	4,205	1,621	7,504	2,420
Stock-based compensation	644	2,003	2,223	2,027
Accretion expense	195	23	384	46
Depletion, Depreciation and amortization	11,499	1,189	22,124	2,260

Total operating expenses	24,757	6,003	48,053	8,909

INCOME (LOSS) FROM OPERATIONS	11,427	(1,015)	20,457	131
Net loss on derivative contracts (Note 7)	(8,331)	—	(36,983)	—
Interest expense and other (Note 4)	(7,033)	(364)	(10,383)	(475)

Loss before income taxes	(3,937)	(1,379)	(26,909)	(344)
Income tax benefit (provision)	1,735	(14)	10,455	(37)

NET LOSS	(2,202)	(1,393)	(16,454)	(381)
Preferred dividends	(110)	(111)	(219)	(222)

Net loss applicable to common shareholders	$(2,312)	$(1,504)	$(16,673)	$(603)

Basic loss per share	$(0.06)	$(0.16)	$(0.42)	$(0.08)
Diluted loss per share	$(0.06)	$(0.16)	$(0.42)	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,146	9,212	40,063	7,713
Fully Diluted	40,146	9,212	40,063	7,713
The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
In thousands, except share and per share amounts

	June 30, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$5,879	$5,660
Accounts receivable	22,541	23,151
Deferred income taxes	2,826	—
Receivables from price risk management activities	74	4,973
Prepaid expenses and other	3,859	2,238

Total current assets	35,179	36,022
OIL AND GAS PROPERTY (full cost method)
Evaluated properties	492,646	484,233
Unevaluated properties	77,605	48,840

Total gross oil and gas property	570,251	533,073
Less — accumulated depletion	(70,644)	(48,740)

Net oil and gas properties	499,607	484,333
OTHER OPERATING PROPERTY AND EQUIPMENT
Gas gathering system and equipment	1,506	1,504
Support equipment	220	220
Other	2,016	1,041

Total gross other operating property and equipment	3,742	2,765
Less — accumulated depreciation	(1,154)	(934)

Net other operating property and equipment	2,588	1,831
OTHER NON-CURRENT ASSETS
Receivables from price risk management activities	—	3,363
Deferred income taxes	—	981
Debt issuance costs, net of amortization	2,328	3,875
Other	3,778	3,794

TOTAL ASSETS	$543,480	$534,199

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
In thousands, except share and per share amounts (Continued)

	June 30, 2005	December 31, 2004
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,565	$24,676
Liabilities from price risk management activities	7,730	1,990
Current portion of long-term debt	500	500

Total current liabilities	33,795	27,166
LONG-TERM DEBT
Revolving credit facility	133,000	155,000
Term B facility loan	49,500	49,500
Subordinated convertible note payable	—	35,000

Total long-term debt	182,500	239,500
LIABILITIES FROM PRICE RISK MANAGEMENT ACTIVITIES	20,637	67
ASSET RETIREMENT OBLIGATIONS	13,740	12,726
DEFERRED INCOME TAXES	17,005	—
OTHER NONCURRENT LIABILITIES	7,288	7,649
COMMITMENTS AND CONTINGENCIES (NOTE 6) STOCKHOLDERS’ EQUITY
Convertible Preferred Stock: 5,000,000 shares of $.001 par value authorized; 598,271 shares issued and outstanding at June 30, 2005 and December 31, 2004. Liquidation value at June 30, 2005 and December 31, 2004 of $5,533,890.	1	1
Common Stock: 75,000,000 shares of $.001 par value authorized; 48,889,156 and 39,788,238 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	49	40
Additional paid-in capital	300,133	262,045
Treasury Stock, at cost; 8,382 shares at June 30, 2005 and December 31, 2004.	(36)	(36)
Accumulated deficit	(31,632)	(14,959)

Total stockholders’ equity	268,515	247,091

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$543,480	$534,199

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
In thousands

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,454)	$(381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	22,124	2,260
Deferred income tax benefit	(10,789)	—
Stock-based compensation	2,223	2,027
Accretion expense	384	46
Net unrealized loss on mark-to-markets derivative contracts	34,572	—
Other	1,515	32
Change in assets and liabilities:
Accounts receivable	1,816	(1,657)
Prepaid expenses and other	(1,597)	(373)
Accounts payable and accrued liabilities	(1,145)	820
Other non-current assets	16	(3)

Net cash provided by operating activities	32,665	2,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas property expenditures	(36,839)	(4,170)
Acquisition of Proton, net of cash acquired of $870	(52,625)	—
Proceeds received from sale of oil and gas properties	79,394	733
Gas gathering and equipment expenditures	(978)	(159)

Net cash used in investing activities	(11,048)	(3,596)

CASH FLOWS FROM FINANCING ACTIVITIES (1):
Proceeds from exercise of stock options	822	—
Repayments of notes payable	—	(13,285)
Proceeds from issuance of common stock and warrants	—	25,000
Proceeds from issuance of subordinated convertible note payable	—	35,000
Debt issue costs related to PHAWK, LLC transaction	—	(1,304)
Equity offering costs related to PHAWK, LLC transaction	—	(683)
Proceeds from borrowings under credit facility	68,000	—
Repayment of borrowings under credit facility	(90,000)	—
Dividends paid	(220)	(224)

Net cash (used in) provided by financing activities	(21,398)	44,504

NET INCREASE IN CASH AND CASH EQUIVALENTS	219	43,679
CASH AND CASH EQUIVALENTS
Beginning of period	5,660	2,110

End of period	$5,879	$45,789

(1) During the three months ended June 30, 2005 the Company converted the $35 million subordinated convertible note payable into 8.75 million shares of common stock. See Note 4, Long Term Debt, for additional information.
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
These unaudited consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. Certain prior year amounts have been reclassed to conform to current year presentation.
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
Recently Issued Accounting Pronouncements
In March 2005, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123), and supercedes APB 25, Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted. SFAS 123(R) permits the continued use of this model as well as other standard option pricing models. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123(R) and has not yet determined the impact on the Company’s future operating results.

In March 2005, the SEC issued SAB 107 on SFAS No. 123(R) (SAB 107). SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option pricing model, provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility and provided examples and simplified approaches to determining the expected term. In April 2005, the SEC extended the date by which companies are required to adopt SFAS 123(R) from the first reporting period beginning on or after June 15, 2005 to the first reporting period of the first fiscal year beginning on or after June 15, 2005.
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
Stock-Based Compensation
On January 1, 2003, the Company adopted SFAS 123 and related interpretations in accounting for its employee and director stock options and applies the fair value based method of accounting to such options. Under SFAS 123, the fair value of each option granted is estimated on the date of grant using an option-pricing model such as the Black-Scholes model. Under Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to SFAS 123, certain transitional alternatives were available for a voluntary change to the fair value based method of accounting for stock-based employee compensation if adopted in a fiscal year beginning before December 16, 2003. The Company adopted FAS 123 prospectively, using the fair value recognition method to all employee and director awards granted, modified or settled after January 1, 2003. Prior to the adoption, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. However, as required by SFAS 123, the Company disclosed on a pro forma basis the impact of the fair value accounting for employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by SFAS 123.
Since the Company adopted the fair value recognition provisions of SFAS 123 prospectively for all employee awards granted, modified or settled after January 1, 2003, the cost related to stock-based compensation included in the determination of income for the three and six months ended June 30, 2004, is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. For the three and six months ended June 30, 2005, these costs were accounted for based on the requirements of SFAS 123.

Awards vest over periods ranging from one to three years. The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the approximated pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the three and six month periods ended June 30, 2004. As discussed above, there were no costs accounted for under APB 25 during the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
	(In thousands, except per share amounts)
Net loss applicable to common shareholders as reported	$(1,504)	$(603)
Add: Stock-based compensation expense included in reported net loss, net of tax	2,003	2,027
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(2,177)	(2,235)

Pro forma net loss applicable to common shareholders	$(1,678)	$(811)

Net loss per share:
Basic — as reported	$(0.16)	$(0.08)

Basic — pro forma	$(0.18)	$(0.11)

Diluted — as reported	$(0.16)	$(0.08)

Diluted — pro forma	$(0.18)	$(0.11)

The assumptions used in the fair value method calculation for the three and six months ended June 30, 2005 are disclosed in the following table:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Weighted average value per option granted during the period (1)	$2.39	$1.99
Assumptions:
Stock price volatility	27.2%	27.2%
Risk free rate of return	3.4%	3.4%
Expected term	3 years	3 years
Dividends	—	—

(1)Calculated using the Black-Scholes fair value based method.
The Company did not grant any stock options during the three and six months ended June 30, 2004.

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
Sale of Royalty Interest Properties
On February 25, 2005, the Company completed the disposition of certain royalty interest properties previously acquired from Wynn-Crosby Energy, Inc. to Noble Royalties, Inc. (Noble) d/b/a Brown Drake Royalties for approximately $80 million in cash. The transaction had an effective date of January 1, 2005.
Wynn-Crosby Transaction
On November 23, 2004, the Company acquired Wynn-Crosby Energy, Inc. and eight of the limited partnerships it managed for a purchase price of approximately $425 million (the Acquisition or Wynn-Crosby). The transaction was funded with proceeds from a $200 million private equity placement, $210 million in borrowings from its commercial bank group, and cash.
The Company’s unaudited pro forma results are presented below for the three and six months ended June 30, 2004. The unaudited pro forma results have been prepared to illustrate the approximated pro forma effects of the Wynn-Crosby acquisition on the Company’s results of operations under the purchase method of accounting as if the Company had acquired Wynn-Crosby on January 1, 2004.
The unaudited pro forma results do not purport to represent what the results of operations would actually have been if the acquisition had in fact occurred on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
	(In thousands, except per share amounts)
Pro forma:
Revenue	$30,812	$59,607
Net income available to common stockholders	$637	$4,108
Basic earnings per share	$0.02	$0.12
Diluted earnings per share	$0.02	$0.11
PHAWK, LLC Transaction
On August 11, 2004, the Company acquired from PHAWK, LLC (formerly known as Petrohawk Energy, LLC) (PHAWK) certain oil and gas properties in the Breton Sound area, Plaquemines Parish, Louisiana and in the West Broussard field in Lafayette Parish, Louisiana. The purchase price for all of the proved reserves, seismic data, undeveloped acreage, pipelines, production facility and other assets was $8.5 million. The effective date of the acquisition was June 1, 2004 and the effects of this transaction were first reported in results for the quarter ended September 30, 2004. Refer to Note 9, Related Party Transactions, for more details.

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
3. OIL AND GAS PROPERTY
Oil and gas property is comprised of the following (In thousands):

	June 30,	December 31,
	2005	2004
Evaluated (subject to amortization)	$492,646	$484,233

Unevaluated (not subject to amortization)
Unproved costs incurred in 2004	39,453	48,679
Unproved costs incurred in 2005	34,231	—
Exploration wells in progress	3,921	161

Total unevaluated (not subject to amortization)	77,605	48,840

Gross natural gas and crude oil properties	570,251	533,073
Less accumulated amortization	(70,644)	(48,740)

Net oil and gas property	$499,607	$484,333

4. LONG-TERM DEBT
Revolving Credit Facility
In connection with the acquisition of Wynn-Crosby, the Company entered into a new revolving credit facility with BNP Paribas as the lead bank and administrative agent. The revolving credit facility had an initial borrowing base of $200 million and a threshold amount of $180 million. Amounts outstanding under the revolving credit facility bear interest at specified margins over the London Interbank Offered Rate (LIBOR) of 1.25% to 2.5%. Such margins will fluctuate based on the utilization of the facility. Borrowings under the credit facility are secured by a first priority lien on substantially all of the Company’s assets and are due on November 23, 2008.
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
The revolving credit facility requires the Company to maintain certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expense, and a maximum leverage ratio. The Company may not permit its ratio of reserves to total debt to be less than 1.5 to 1.0 after March 31, 2005. The Company may not permit its ratio of total debt to EBITDA for the period of four fiscal quarters immediately preceding the date of redetermination for which financial statements are available to be greater than 4.0 to 1.0. In addition, the Company is subject to covenants limiting dividends, and other restricted payments, transactions with affiliates, incurrence of debt, changing of control, asset sales, and liens on properties. At June 30, 2005, the Company is in compliance with all of its debt covenants.
In connection with the merger with Mission Resources Corporation, completed July 28, 2005, the Company amended and restated the revolving credit facility. Refer to Note 11, Subsequent Events, for more details on the Company’s amended and restated revolving credit facility.

Second Lien Term Loan Facility
A second lien facility in the amount of $50 million was provided by BNP Paribas and a group of lenders. Any amounts repaid under the second lien facility may not be reborrowed. Borrowings under the term loan initially bear interest at LIBOR plus 4.00%, increasing 0.25% on a quarterly basis thereafter, subject to a ceiling of LIBOR plus 5.00%. Borrowings under the second lien facility are secured by a second priority lien on substantially all of the assets securing the revolving credit facility. The Company is subject to certain financial covenants pertaining to minimum asset coverage ratio and a maximum leverage ratio as discussed above under the revolving credit facility. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. The Company is obligated to repay 1% per annum of the original principal balance, with the remaining 96% of the original principal balance due and payable on February 25, 2009. At June 30, 2005, the Company is in compliance with all of its debt covenants.
In connection with the merger with Mission Resources Corporation, completed July 28, 2005, the Company amended and restated the second lien term loan. Refer to Note 11, Subsequent Events, for more details on the Company’s amended and restated Second Lien Term Loan Facility.
Subordinated Convertible Note Payable
On May 25, 2004 and in connection with the recapitalization of the Company by PHAWK, LLC, the Company issued a $35 million five-year unsecured subordinated convertible note payable to PHAWK, LLC. The note bore interest at 8%, was payable quarterly until maturity and was convertible after two years into 8.75 million shares of common stock at a conversion price of $4.00 per share. On June 30, 2005, the Company entered into an agreement with PHAWK, LLC to convert the $35 million note to common stock as stipulated in the original agreement. The original agreement contained a provision providing for conversion into 8.75 million shares of Petrohawk common stock at any time after May 25, 2006. In consideration of the early conversion, the Company agreed to make a payment of $2.4 million, which represented the interest that would have been payable had the Note been held until May 25, 2006, discounted at 10%. In conjunction with the conversion, the Company expensed $1.1 million of net debt issuance costs that were being amortized over the remaining life of the note. These charges are reflected in interest expense and other on the consolidated statement of operations.
Debt Issuance Costs
The Company capitalizes certain direct costs associated with the issuance of long-term debt. As discussed above and in conjunction with the conversion of the Company’s Subordinated Convertible Note Payable, the Company expensed $1.1 million of net debt issuance costs that were being amortized over the remaining life of the note. This amount is included in interest expense and other on the consolidated statement of operations. At June 30, 2005, the Company has approximately $2.3 million of net debt issuance costs that are being amortized over the lives of the respective long-term debt.
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
The Company recorded the following activity related to the ARO liability for the six months ended June 30, 2005 (In thousands):

Beginning balance — liability for asset retirement obligations	$12,726
Liabilities settled	(80)
Liabilities added	185
Acquisition of Proton Oil and Gas Corporation (1)	525
Accretion expense	384

Ending balance — liability for asset retirement obligations	$13,740

(1)Refer to Note 2, Acquisitions and Divestitures for more details.

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
At June 30, 2005, the Company had 73 open positions: 37 natural gas price collar arrangements, one natural gas price swap arrangements, 6 crude oil price swap arrangements and 29 crude oil collar arrangements. The Company has elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, records the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.
At June 30, 2005, the Company had a $28.3 million derivative liability, $7.7 million of which is classified as current, and a $0.1 million current derivative receivable. In addition, the Company had $2.5 million of realized losses and $34.5 million of unrealized losses which resulted in a net loss of $37.0 million for the six months ended June 30, 2005. For the three months ended June 30, 2005, the Company had $1.2 million of realized losses and $7.1 million of unrealized losses for a total net loss of $8.3 million.
During the six months ended June 30, 2004, the Company had no outstanding commodity price hedging contracts.
Natural Gas
At June 30, 2005, the Company had the following natural gas costless collar positions:

		Contract Price per Mmbtu
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Mmbtu's	Price Range	Average Price	Price Range	Average Price
July 2005 - December 2005	6,298,000	$5.00 - $7.00	$6.08	$7.59 - $10.05	$9.01
January 2006 - December 2006	10,250,000	5.50 - 6.00	5.77	8.26 - 9.54	9.23
January 2007 - December 2007	2,880,000	5.30	5.30	7.12	7.12
January 2008 - December 2008	3,600,000	5.00 - 5.15	5.05	6.45 - 6.71	6.53
At June 30, 2005, the Company had the following natural gas swap position:

Contract Price per Mmbtu
Swaps
	Volume in	Weighted
Period	Mmbtu's	Average Price
January 2007 - December 2007	1,200,000	$6.06

Crude Oil
At June 30, 2005, the Company had the following crude oil costless collar positions:

		Contract Price per Bbl
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Bbls	Price Range	Average Price	Price Range	Average Price
July 2005 - December 2005	393,200	$38.00 - $45.00	$43.37	$51.40 - $63.30	$58.29
January 2006 - December 2006	700,000	40.00 - 45.00	42.09	47.30 - 62.70	54.65
January 2007 - December 2007	240,000	35.00 - 36.00	35.30	43.20 - 45.75	43.97
January 2008 - December 2008	60,000	34.00	34.00	45.30	45.30
At June 30, 2005, the Company had the following crude oil swap position:

Contract Price per Bbl
Swaps
	Volume in	Weighted
Period	Bbls	Average Price
January 2008 - December 2008	144,000	$38.10
8. STOCKHOLDERS’ EQUITY
During the second quarter of 2004, and in connection with the PHAWK, LLC Transaction, the Company recorded $2.0 million of non-cash stock-based compensation expense related to employee stock options as follows:
•	$0.2 million of stock-based compensation expense as a result of the accelerated vesting of certain stock options of employees who were employed on May 25, 2004 (closing of the PHAWK, LLC Transaction).

•	$1.8 million of stock-based compensation expense as a result of the modification of certain stock options of employees whereby the period for which the employee has to exercise was extended to the earlier of the option expiration date or five years from the date of the closing of the PHAWK, LLC Transaction.
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
No options were granted during the three and six months ended June 30, 2004.
Restricted Stock
The Company granted 25,000 shares of restricted stock during the three months ended June 30, 2005 to non-employee directors under the terms of the 2004 Non-Employee Director Incentive Plan at a price of $8.77.
During the first quarter of 2005, the Company issued 5,000 shares of restricted common stock to an employee of the Company. These restricted shares vest over a two-year period with one-third vesting on the date of issuance, one-third one year from the date of the issuance and the remaining one-third two years from the date of the issuance. The shares were issued at a price of $8.51 per share.
No restricted shares were issued during the six months ended June 30, 2004.

Common Stock Warrants
During the second quarter of 2004, and in connection with the PHAWK, LLC Transaction, the Company issued PHAWK, LLC 5,000,000 five-year common stock purchase warrants at a price of $3.30 per share. The warrants are exercisable at any time and expire on May 25, 2009.
Treasury Stock
In August 2004, the Company’s Board of Directors terminated the stock repurchase program. At June 30, 2005, the Company held 8,382 treasury shares with an average price per share of $4.35.
9. RELATED PARTY TRANSACTIONS
On June 30, 2005, the Company entered into an agreement with PHAWK, LLC to convert the $35 million note to common stock as stipulated in the original agreement. The original agreement contained a provision providing for conversion into 8.75 million shares of Petrohawk common stock at any time after May 25, 2006. In consideration of the early conversion, the Company agreed to make a payment of $2.4 million, which represented the interest that would have been payable had the Note been held until May 25, 2006, discounted at 10%. In conjunction with the conversion, the Company expensed $1.1 million of net debt issuance costs that were being amortized over the remaining life of the note. These charges are reflected in interest expense and other on the consolidated statement of operations.
A Special Committee of one disinterested director was formed by the Company’s board of directors to evaluate the transaction. On June 30, 2005, the Special Committee approved the transaction.
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

10. NET LOSS PER COMMON SHARE
Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of shares of common stock (other than unvested restricted stock) outstanding during the period. Diluted earnings per share incorporates the dilutive impact of common stock equivalents (using the treasury stock method) and unvested restricted stock.
The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Basic:
Net loss	$(2,202)	$(1,393)	$(16,454)	$(381)
Less: Preferred dividends	(110)	(111)	(219)	(222)

Net loss applicable to common shareholders	$(2,312)	$(1,504)	$(16,673)	$(603)

Weighted average number of common shares	40,146	9,212	40,063	7,713

Basic loss per share	$(0.06)	$(0.16)	$(0.42)	$(0.08)

Diluted:
Net loss applicable to common shareholders	$(2,312)	$(1,504)	$(16,673)	$(603)
Plus: Preferred dividends (1)	—	—	—	—
Plus: Interest on 8% subordinated convertible note payable (net of tax) (1)	—	—	—	—

Net loss for diluted loss per share	$(2,312)	$(1,504)	$(16,673)	$(603)

Weighted average number of common shares	40,146	9,212	40,063	7,713
Common stock equivalent shares — stock options	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Common stock equivalent shares — warrants	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Common stock equivalent shares representing shares “as-if” conversion of convertible subordinated note payable	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	Antidilutive	Antidilutive	Antidilutive	Antidilutive

Weighted average number of shares used in calculation of diluted loss per share	40,146	9,212	40,063	7,713

Diluted loss per share	$(0.06)	$(0.16)	$(0.42)	$(0.08)

(1)	Due to the antidilutive nature of these items, these amounts have been excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2005 and 2004.
The following common stock equivalents were not included in the computation for diluted (loss) earnings per share because the effect would be antidilutive:

	June 30,
Common Stock Equivalents:	2005	2004
	(In thousands)
Options	2,024	749
Warrants	5,274	5,920
“As-if” conversion of:
Subordinated Convertible Note Payable	—	8,750
Preferred Stock	598	604

	7,896	16,023

11. SUBSEQUENT EVENT
On April 4, 2005, the Company, and Mission Resources Corporation (Mission), a Delaware corporation, announced the execution of an Agreement and Plan of Merger, dated as of April 3, 2005, which, subsequent to the announcement, was amended, (the Merger Agreement) pursuant to which Mission agreed to merge with and into the Company in a two-step merger transaction. This transaction was consummated on July 28, 2005.
Pursuant to the terms of the Merger Agreement and in the first step of the transaction, a subsidiary of the Company merged with and into Mission, with Mission surviving the merger. In the second step of the transaction, Mission merged with and into the Company, with the Company surviving the merger (the first step of the transaction and the second step of the transaction collectively referred to as the “Merger”). The Merger was intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
Total consideration for the shares of Mission common stock was comprised of approximately 60.1% of Company common stock and 39.9% cash. Accordingly, consideration given to Mission stockholders pursuant to the Merger consisted of approximately $137.7 million in cash and approximately 19.565 million shares of the Company’s common stock. In addition, all outstanding options to purchase Mission common stock were converted into options to purchase Company common stock computed by using a ratio of .7641, which was computed in accordance with the terms of the Merger Agreement. In addition, the Company assumed Mission’s long-term debt of approximately $184 million.
On July 28, 2005, in accordance with the Merger Agreement, the Company increased the size of its board of directors by two members to nine and appointed two members of the Mission board of directors to fill the vacancies created by such increase. In conjunction with the closing of this transaction, the Company filed two Registration Statements on Form S-8. The first Registration Statement was filed to register an additional 3.5 million shares of the Company’s common stock under stock options granted pursuant to the Second Amended and Restated 2004 Employee Incentive Plan and an additional 0.2 million shares of the Company’s common stock pursuant to the Second Amended and Restated 2004 Non-Employee Director Incentive Plan. The second Registration Statement on Form S-8 was filed to register approximately 3.85 million shares of common stock of the Company for issuance pursuant to employee benefit plans and nonstatutory stock option grant agreements of Mission which the Company agreed to assume under the terms of the Merger Agreement. The Company also increased its authorized number of common shares to 125 million from 75 million.
In connection with the Merger, the Company entered into the Senior Credit Agreement, which amends and restates the Company’s $400 million senior revolving credit agreement dated November 23, 2004. The Senior Credit Agreement provides for an increased borrowing base of $280 million that will be redetermined on a semi-annual basis, beginning April 1, 2006, with the Company and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. Amounts outstanding under the Senior Credit Agreement will bear interest at a specified margin over the London Interbank Offered Rate (LIBOR) of 1.25% to 2.00% for Eurodollar loans or at specified margins over the Alternate Base Rate of 0.00% to 0.50% for ABR loans. Such margins will fluctuate based on the utilization of the facility. Borrowings under the Senior Credit Agreement will be secured by first priority liens on substantially all of the Company’s assets, including equity interest in the Company’s subsidiaries. Amounts drawn on the facility will mature on July 28, 2009.
The Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels, minimum coverage of interest expenses, and a maximum leverage ratio. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties.
The Company’s Term Loan has been amended to increase the amount that the Company is permitted to Borrow thereunder from $50 million to $150 million. At the closing of the Mission merger, the Company had drawn $75 million under the Term Loan and has the option, exercisable for 45 days after the Effective Date of the Term Loan, to borrow an additional $75 million. The Company anticipates exercising the option draw, with proceeds to be applied to outstanding borrowings under the Senior Credit Agreement. Amounts repaid under the Term Loan may not be re-borrowed. Borrowings under the Term Loan will bear interest at a rate of at least 3.50% for ABR loans and 4.50% for Eurodollar Loans. Borrowings under the term loan are secured by second priority liens on all of the assets (including equity interests) that secure the loans under the Senior Credit Agreement. The Company is subject to certain financial covenants pertaining to minimum asset coverage ratio and maximum leverage ratio. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. The Company is obligated to repay 1% per annum of the original principal balance beginning on July 28, 2006, with the remaining 96% of the original principal balance due and payable on July 28, 2010.
Following the effectiveness of the Merger, the Company entered into a supplemental indenture (the “Supplemental Indenture”) whereby the Company assumed, and subsidiaries guaranteed, all the obligations of Mission under Mission’s 9 7/8% Senior Notes due

2011 (the Notes) as set forth in the original indenture between Mission and the Bank of New York dated April 8, 2004 (the “Indenture”). The Notes were issued in the face amount of $130 million and are guaranteed on an unsubordinated basis by all of the Company’s current subsidiaries, including subsidiaries of Mission that the Company acquired pursuant to the Merger. The Notes are subordinate to Revolving Credit Facility and Term Loan. Interest on the Notes is payable semi-annually, on each April 1 and October 1. At any time on or after April 9, 2005 and prior to April 9, 2008, the Company may redeem up to 35% of the aggregate principal amount of the Notes, using the net proceeds of equity offerings, at a redemption price equal to 109.875% of the principal amount of the Notes, plus accrued and unpaid interest. On or after April 9, 2008, the Company may redeem all or a portion of the Notes at redemption prices ranging from 100% in 2010 to 104.9375% in 2008. Upon the effectiveness of the Merger, a Change of Control (as defined in the Indenture) occurred and pursuant to Section 10.15 of the Indenture, the Company is obligated to make a Change of Control Offer (as defined in the Indenture) within 30 days after the Change of Control. The offer price is 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest and must be made to all noteholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and six months ended June 30, 2005 and 2004 should be read in conjunction with our Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Petrohawk Energy Corporation Form 10-K for the year-end December 31, 2004.
Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. See Forward-Looking Information on page 27.
Overview
Petrohawk Energy Corporation is an independent oil and gas company engaged in the acquisition, development, production and exploration of natural gas and crude oil. Our exploration activities are concentrated in areas with known hydrocarbons resources, which are conducive to multi-well, repeatable drilling programs.
In the first six months of 2005, we produced 10.0 Bcfe compared to production of 1.5 Bcfe for the comparable period of the prior year. Natural gas production was 7.0 Bcf and oil production was 496 Mbbls for the first six months of 2005. Oil and natural gas production in the current period increased by 8.5 Bcfe from the same period in 2004. We reported oil and gas revenues for the six months ended June 30, 2005 of $68.3 million. This represents an increase of $59.4 million as compared to the comparable period of the prior year. The increase in our production and oil and natural gas revenues was principally through acquisitions. We focus on properties within our core operating areas that have a significant proved reserve component and which management believes have additional development and exploration opportunities.
In the first six months of 2005, natural gas prices were higher than the comparable period of the prior year and our financial results reflect their impact. Our realized natural gas equivalent price was $6.85 per Mcfe, or 14% higher, than the $5.99 per Mcfe realized in the same period of the prior year. Commodity prices are determined by factors that are outside of our control. Historically, commodity prices have been volatile and we expect them to remain volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, NGLs and crude oil prices, and therefore, cannot accurately predict revenues.
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
Capital Resources and Liquidity
Our primary source of cash during the first six months of 2005 was from funds obtained from operating and investing activities. Funds obtained from operating activities were generated from the production and sale of natural gas and crude oil. Funds obtained from investing activities were generated from proceeds from the sale of certain royalty properties. Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes. Prices for natural gas and crude oil have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. Working capital is substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. Cash flows provided by operating activities were primarily used to fund exploration and development expenditures. See below for additional discussion and analysis of cash flow.

Net increase in cash and cash equivalents is summarized as follows (In thousands):

	Six Months Ended
	June 30,
			Increase
	2005	2004	(Decrease)
Cash flows provided by operating activities	$32,665	$2,771	$29,894
Cash flows used in investing activities	(11,048)	(3,596)	(7,452)
Cash flows (used in) provided by financing activities	(21,398)	44,504	(65,902)

Net increase in cash and cash equivalents	$219	$43,679	$(43,460)

Operating Activities. Net cash provided by operating activities during the second quarter of 2005 increased $29.9 million from the same period in 2004. This increase was primarily due to an increase in sales volumes attributable to the acquisition of Wynn-Crosby as well as an increase in prices. Average realized prices for the first six months increased 14% from $5.99 Mcfe in 2004 to $6.85 Mcfe in 2005. Production volumes increased from 1,478 Mmcfe to 9,962 Mmcfe for the six months ended June 30, 2004 and 2005, respectively. We are unable to predict future commodity prices, and as a result cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $7.5 million for the six months ended June 30, 2005, compared to the same period in 2004. The primary driver of cash used by investing activities is capital spending in the amount of $37.8 million and the acquisition of Proton Oil and Gas Corporation in the amount of $52.6 million. These transactions were offset by the sale of certain royalty properties in the amount of $78.5 million and other oil and gas properties for an additional $0.9 million. We establish our budget for capital spending based on our current estimate of future commodity prices. Due to the volatility of commodity prices our budget may be periodically adjusted in any given year.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2005 decreased $65.9 million from the same period in 2004. Net cash used in financing activities in 2005 was primarily driven by the repayment of $90 million of borrowings under our revolving credit facility partially offset by borrowings of $68 million during the first six months of 2005 resulting in a net repayment of $22 million. This net decrease was offset by the receipt of approximately $0.8 million from the issuance of common stock related to the exercise of employee stock options during 2005. During the first six months of 2005 and 2004, we paid $0.2 million in dividends on our Series A Preferred Stock. Management believes that we have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including potential acquisitions.
Contractual Obligations
We have no material long-term commitments associated with our capital expenditure plans or operating agreements. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of capital expenditures will vary in future periods depending on the success we have with our acquisition, developmental and exploration activities in future periods, gas and oil price conditions and other related economic factors. We currently expect to spend approximately $60 million during the second half of 2005 on our drilling program. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.
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

Results of Operations
Quarters ended June 30, 2005 and 2004
We reported a net loss of $2.2 million for the three months ended June 30, 2005 compared to a net loss of $1.4 million for the comparable period in 2004. The net loss in 2005 resulted primarily from a non-cash unrealized derivative loss of $7.1 million.
The following table summarizes key items of comparison for the periods indicated.

	Three Months Ended
	June 30,		Increase
In Thousands (Except price and per Mcfe amounts)	2005	2004	(Decrease)
Net loss	$(2,202)	$(1,393)	$(809)
Oil and gas sales	36,067	4,893	31,174
Other revenues	117	95	22
Production expenses:
Lease operating	5,100	812	4,288
Workovers and other	818	92	726
Taxes other than income	2,083	263	1,820
Gathering, transportation and other	213	—	213
General and administrative:
General and administrative	4,205	1,621	2,584
Stock-based compensation	644	2,003	(1,359)
Accretion expense	195	23	172
Depletion — Full cost	11,377	1,146	10,231
Depreciation — Field service and other	122	43	79
Net loss on derivative contracts:
Unrealized loss on derivative contracts	(7,153)	—	(7,153)
Realized loss on derivative contracts	(1,178)	—	(1,178)
Interest expense and other	(7,033)	(364)	(6,669)
Income tax benefit (expense)	1,735	(14)	1,749
Production:
Natural Gas — Mmcf	3,548.9	577.0	2,971.9
Crude Oil — Mbbl	265.2	36.0	229.2
Natural Gas Equivalent — Mmcfe	5,140.1	795.0	4,345.1
Daily Production — Mmcfe	56.5	8.7	47.8
Average price per unit (1):
Gas price per Mcf	$6.47	$5.88	$0.59
Oil price per Bbl	49.45	35.22	14.23
Equivalent per Mcfe	7.02	6.16	0.86
Average cost per Mcfe:
Lease operating	0.99	1.02	(0.03)
Taxes other than income	0.41	0.33	0.08
General and administrative	0.82	2.04	(1.22)
Depletion	2.21	1.44	0.77

(1)	Amounts exclude the impact of derivatives, as the Company does did not apply hedge accounting.

For the three months ended June 30, 2005, oil and gas sales increased $31.2 million from the comparable period in 2004, to $36.1 million. The increase for the three months was primarily due to an increase in volumes of 4,345 Mmcfe as a result of the acquisition of Wynn-Crosby in November of 2004. Higher commodity prices led to an approximate $4.4 million increase in revenues from the comparable period in 2004 as our realized average price per Mcfe increased $0.86 in 2005 to $7.02 from $6.16 in 2004.
Lease operating expenses increased $4.3 million for the three months ended June 30, 2005 as compared to the same period in 2004. The increase was primarily due to the acquisition of Wynn-Crosby in November of 2004, the acquisition of Proton in February of 2005 and the sale of certain royalty interest properties in 2005 that were acquired from Wynn-Crosby.
Taxes other than income increased $1.8 million for the three months ended June 30, 2005 as compared to the same period in 2004 due to a corresponding increase in natural gas and crude oil revenues. Taxes other than income are generally assessed as a percentage of gross oil and natural gas sales.
General and administrative expenses for the three months ended June 30, 2005 increased $2.6 million to $4.2 million compared to the same period in 2004. This increase was primarily due to changes in the following items as a result of the Wynn-Crosby and Proton acquisitions (In thousands):

2005 increase
Description	over 2004
Increase in legal and professional fees	$2,018
Increase in office expenses	310
Other	256

Total	2,584

The increase in legal and professional fees for the three months ended June 30, 2005 as compared to 2004 is primarily due to a $0.6 million increase in contract services as the Company made the decision to outsource its primary accounting function in 2004 subsequent to the first quarter. In January 2005, we made the decision to bring this function back in house and expect these costs to decrease in the second half of 2005. The decrease in the outsource fee will be partially offset by an increase in costs associated with an internal accounting department.
Office expenses increased $0.3 million from prior year due primarily to an increase in office rent associated with the Company’s relocation of the corporate office to Houston, Texas.
Stock-based compensation expense decreased $1.4 million from the same period in 2004. This decrease is primarily due to $2.0 million of non-cash stock-based compensation expense incurred during the second quarter of 2004 in connection with the PHAWK, LLC Transaction offset by the recognition of expense associated with 1.0 million and 0.7 million stock options issued during the first and third quarters of 2005 and 2004, respectively.
Depletion expense increased $10.2 million from the same period in 2004 to $11.4 million for the three months ended June 30, 2005. Depletion for oil and gas properties is calculated using the unit of production method, which amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased $0.77 per Mcfe to $2.21 per Mcfe. This increase is primarily due to the acquisition of Wynn-Crosby.
Periodically, we enter into derivative commodity instruments to hedge our exposure to price fluctuations on natural gas and crude oil production. For the three months ended June 30, 2005, the Company had $1.2 million of realized losses and $7.1 million of unrealized losses for a total net loss of $8.3 million.

Interest expense and other for the second quarter of 2005 increased $6.7 million from the same period in 2004. This increase is primarily due to the conversion of the Company’s $35 million 8% subordinated convertible note payable during the second quarter of 2005. On June 30, 2005, the Company entered into an agreement with PHAWK, LLC to convert the $35 million note to common stock as stipulated in the original agreement. The original agreement contained a provision providing for conversion into 8.75 million shares of Petrohawk common stock at any time after May 25, 2006. In consideration of the early conversion, the Company agreed to make a payment of $2.4 million, which represented the interest that would have been payable had the Note been held until May 25, 2006, discounted at 10%. In conjunction with the conversion, the Company expensed $1.1 million of net debt issuance costs that were being amortized over the remaining life of the note. These charges are reflected in interest expense and other on the consolidated statement of operations. The remaining increase is primarily due to an increase in long-term debt from prior year.
Income tax benefit for the first quarter of 2005 increased $1.7 million from the prior year. The increase from prior year is primarily due to the Company’s net loss of approximately $2.2 million for the second quarter of 2005 compared to a net loss of $1.4 million for the second quarter of 2004.

Six Months ended June 30, 2005 and 2004
We reported a net loss of $16.5 million for the six months ended June 30, 2005 compared to a net loss of $0.4 million for the comparable period in 2004. The net loss in 2005 resulted from a non-cash unrealized derivative loss of $34.5 million.
The following table summarizes key items of comparison for the periods indicated.

	Six Months Ended
	June 30,		Increase
In Thousands (Except price and per Mcfe amounts)	2005	2004	(Decrease)
Net loss	$(16,454)	$(381)	$(16,073)
Oil and gas sales	68,284	8,847	59,437
Other revenues	226	193	33
Production expenses:
Lease operating	9,624	1,488	8,136
Workovers and other	1,239	173	1,066
Taxes other than income	4,409	490	3,919
Gathering, transportation and other	546	5	541
General and administrative:
General and administrative	7,504	2,420	5,084
Stock-based compensation	2,223	2,027	196
Accretion expense	384	46	338
Depletion — Full cost	21,903	2,168	19,735
Depreciation — Field service and other	221	92	129
Net loss on derivative contracts:
Unrealized loss on derivative contracts	(34,505)	—	(34,505)
Realized loss on derivative contracts	(2,478)	—	(2,478)
Interest expense and other	(10,383)	(475)	(9,908)
Income tax benefit (expense)	10,455	(37)	10,492
Production:
Natural Gas — Mmcf	6,986.4	1,058.0	5,928.4
Crude Oil — Mbbl	496.0	70.0	426.0
Natural Gas Equivalent — Mmcfe	9,962.1	1,478.0	8,484.1
Daily Production — Mmcfe	55.0	8.2	46.8
Average price per unit (1):
Gas price per Mcf	$6.36	$6.03	$0.33
Oil price per Bbl	48.13	35.22	12.91
Equivalent per Mcfe	6.85	5.99	0.86
Average cost per Mcfe:
Lease operating	0.97	1.01	(0.04)
Taxes other than income	0.44	0.33	0.11
General and administrative	0.75	1.64	(0.89)
Depletion	2.20	1.47	0.73

(1)	Amounts exclude the impact of derivatives, as the Company does did not apply hedge accounting.

For the six months ended June 30, 2005, oil and gas sales increased $59.4 million from the comparable period in 2004, to $68.3 million. The increase for the six months was primarily due to an increase in volumes of 8,484 Mmcfe as a result of the acquisition of Wynn-Crosby in November of 2004. Higher commodity prices led to an approximate $8.6 million increase in revenues from the comparable period in 2004 as our realized average price per Mcfe increased $0.86 in 2005 to $6.85 from $5.99 in 2004.
Lease operating expenses increased $8.1 million for the six months ended June 30, 2005 as compared to the comparable period in 2004. The increase was primarily due to the acquisition of Wynn-Crosby in November of 2004, the acquisition of Proton in February of 2005 and the sale of certain royalty interest properties in 2005 that were acquired from Wynn-Crosby.
Taxes other than income increased $3.9 million for the six months ended June 30, 2005 as compared to the same period in 2004 due to a corresponding increase in natural gas and crude oil revenues. Taxes other than income are generally assessed as a percentage of gross oil and natural gas sales.
General and administrative expenses for the six months ended June 30, 2005 increased $5.1 million to $7.5 million compared to the same period in 2004. This increase was primarily due to changes in the following items as a result of the Wynn-Crosby and Proton acquisitions (In thousands):

2005 increase
Description	over 2004
Increase in legal and professional fees	$3,759
Increase in office expenses	477
Other	848

Total	5,084

The increase in legal and professional fees for the six months ended June 30, 2005 as compared to 2004 is primarily due to a $1.9 million increase in contract services as the Company made the decision to outsource its primary accounting function in 2004 subsequent to the first quarter. In January 2005, we made the decision to bring this function back in house and expect these costs to decrease in the second half of 2005. The decrease in the outsource fee will be partially offset by an increase in costs associated with an internal accounting department.
Office expenses increased $0.5 million from prior year due primarily to an increase in office rent associated with the Company’s relocation of the corporate office to Houston, Texas.
Stock-based compensation expense increased $0.2 million from the prior year. This increase is due to the recognition of expense associated with 1.0 million and 0.7 million stock options issued during the first and third quarters of 2005 and 2004, respectively, offset by $2.0 million of non-cash stock-based compensation expense incurred during the second quarter of 2004 in connection with the PHAWK, LLC Transaction.
Depletion expense increased $19.7 million from the same period in 2004 to $21.9 million for the six months ended June 30, 2005. Depletion for oil and gas properties is calculated using the unit of production method, which amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased $0.73 per Mcfe to $2.20 in 2005 from $1.47 in 2004. This increase is primarily due to the acquisition of Wynn-Crosby in 2004.
Periodically, we enter into derivative commodity instruments to hedge our exposure to price fluctuations on natural gas and crude oil production. At June 30, 2005, the Company had a $28.3 million derivative liability, $7.7 million of which is classified as short-term, and a $0.1 million short-term derivative receivable. In addition, the Company had $2.5 million of realized losses and $34.5 million of unrealized losses which resulted in a net loss of $37.0 million for the six months ended June 30, 2005.

Interest expense and other for the six months ended June 30, 2005 increased $9.9 million from the same period in 2004. This increase is primarily due to the conversion of the Company’s $35 million 8% subordinated convertible note payable during the second quarter of 2005. On June 30, 2005, the Company entered into an agreement with PHAWK, LLC to convert the $35 million note to common stock as stipulated in the original agreement. The original agreement contained a provision providing for conversion into 8.75 million shares of Petrohawk common stock at any time after May 25, 2006. In consideration of the early conversion, the Company agreed to make a payment of $2.4 million, which represented the interest that would have been payable had the Note been held until May 25, 2006, discounted at 10%. In conjunction with the conversion, the Company expensed $1.1 million of net debt issuance costs that were being amortized over the remaining life of the note. These charges are reflected in interest expense and other on the consolidated statement of operations. The remaining increase is primarily due to an increase in long-term debt from prior year.
Income tax benefit for the first quarter of 2005 increased $10.5 million from the prior year. The increase from prior year is primarily due to the Company’s net loss of approximately $16.5 million for the six months ended June 30, 2005 compared to a net loss of $0.4 million for the same period in 2004.

Recently Issued Accounting Pronouncements
In March 2005, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123), and supercedes APB 25, Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted. SFAS 123(R) permits the continued use of this model as well as other standard option pricing models. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123(R) and has not yet determined the impact on the Company’s future operating results.
In March 2005, the SEC issued SAB 107 on SFAS No. 123(R) (SAB 107). SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option pricing model, provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility and provided examples and simplified approaches to determining the expected term. In April 2005, the SEC extended the date by which companies are required to adopt SFAS 123(R) from the first reporting period beginning on or after June 15, 2005 to the first reporting period of the first fiscal year beginning on or after June 15, 2005.
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
At June 30, 2005, the Company had 73 open positions: 37 natural gas price collar arrangements, one natural gas price swap arrangements, 6 crude oil price swap arrangements and 29 crude oil collar arrangements. The Company has elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, records the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.
At June 30, 2005, the Company had a $28.3 million derivative liability, $7.7 million of which is classified as current, and a $0.1 million current derivative receivable. In addition, the Company had $2.5 million of realized losses and $34.5 million of unrealized losses which resulted in a net loss of $37.0 million for the six months ended June 30, 2005. For the three months ended June 30, 2005, the Company had $1.2 million of realized losses and $7.1 million of unrealized losses for a total net loss of $8.3 million.
During the six months ended June 30, 2004, the Company had no outstanding commodity price hedging contracts.
Natural Gas
At June 30, 2005, the Company had the following natural gas costless collar positions:

		Contract Price per Mmbtu
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Mmbtu's	Price Range	Average Price	Price Range	Average Price
July 2005 - December 2005	6,298,000	$5.00 - $7.00	$6.08	$7.59 - $10.05	$9.01
January 2006 - December 2006	10,250,000	5.50 - 6.00	5.77	8.26 - 9.54	9.23
January 2007 - December 2007	2,880,000	5.30	5.30	7.12	7.12
January 2008 - December 2008	3,600,000	5.00 - 5.15	5.05	6.45 - 6.71	6.53
At June 30, 2005, the Company had the following natural gas swap position:

Contract Price per Mmbtu
Swaps
	Volume in	Weighted
Period	Mmbtu's	Average Price
January 2007 - December 2007	1,200,000	$6.06

Crude Oil
At June 30, 2005, the Company had the following crude oil costless collar positions:

		Contract Price per Bbl
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Bbls	Price Range	Average Price	Price Range	Average Price
July 2005 - December 2005	393,200	$38.00 - $45.00	$43.37	$51.40 - $63.30	$58.29
January 2006 - December 2006	700,000	40.00 - 45.00	42.09	47.30 - 62.70	54.65
January 2007 - December 2007	240,000	35.00 - 36.00	35.30	43.20 - 45.75	43.97
January 2008 - December 2008	60,000	34.00	34.00	45.30	45.30
At June 30, 2005, the Company had the following crude oil swap position:

Contract Price per Bbl
Swaps
	Volume in	Weighted
Period	Bbls	Average Price
January 2008 - December 2008	144,000	$38.10
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed, PHAWK, LLC (PHAWK) converted a certain $35 million 8% Convertible Promissory Note (the Note) dated as of May 25, 2004 and due May 25, 2009, made by Petrohawk, as maker, in favor of PHAWK, as payee, into 8.75 million shares of Petrohawk common stock on June 30, 2005. The initial issuance of the Note and its conversion were exempt private placements to a single investor under Section 4© of the Securities Act of 1933.
The Company did not purchase or sell any equity securities during the first six months of 2005. At June 30, 2005, the Company held 8,382 treasury shares.
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

2.1	Agreement and Plan of Merger, dated April 3, 2005 (and as amended through June 8, 2005), by and among Petrohawk Energy Corporation, Petrohawk Acquisition Corporation, and Mission Resources Corporation (Incorporated by reference to Annex A of our Registration Statement on Form S-4/A filed on June 22, 2005)

2.2	Agreement and Plan of Merger, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Ronald W. Crosby and Paige L. Crosby (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 24, 2004)

2.3	Agreement and Plan of Mergers, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on November 24, 2004)

2.4	Amendment to Agreement and Plan of Mergers among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby, dated October 26, 2004 (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed on November 24, 2004)

3.1	Certificate of Incorporation for Petrohawk Energy 2004) Corporation (Incorporated by reference to Exhibit 3.1 to the Form S-8 that we filed on July 29, 2004)

3.2	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated 2001) by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004)

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005)

3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.2 of our Third Quarter 2004 Form 10-Q filed on August 13, 2004)

4.1	Form of Warrant Agreement covering warrants issued to employees as employment inducements (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004)

4.2	Warrant Agreement between Beta Oil & Gas, Inc. and Brookstreet Securities dated July 30, 1999 (Incorporated by reference to Exhibit 4.2 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10K filed on March 26, 2004)

4.3	Form of Warrant Agreement with suppliers, service providers and other third parties (Incorporated by reference to Exhibit 4.3 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10K filed on March 26, 2004)

4.4	Certificate of Designation of Beta Oil & Gas, Inc.’s 8% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Beta’s Form 8-K filed on July 3, 2001)

4.5	Certificate of Designation, Preferences, Rights and Limitations of Series B 8% Automatically Convertible Preferred Stock of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 24, 2004)

4.6	Warrant Agreement between Beta Oil & Gas, Inc. and its preferred shareholders, including Warrant Certificates A and B (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Form 8-K filed on July 3, 2001)

4.7	Registration Rights Agreement dated April 1, 2005 among Petrohawk Energy Corporation and the certain parties set forth on Exhibit A of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.6 of our First Quarter 2005 Form 10-Q filed on May 12, 2005)

4.8	Registration Rights Agreement dated November 23, 2004, among Petrohawk Energy Corporation and Friedman, Billings, Ramsey & Co., Inc. (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on November 24, 2004)

4.9	Registration Rights Agreement, dated May 25, 2004, between Beta and PHAWK, LLC (Incorporated by reference to Exhibit 4.11 to our Registration Statement No. 333-120881 on Form S-3 filed December 1, 2004)

10.1	The Petrohawk Energy Corporation Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on August 18, 2004)

10.2	The Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005)

10.3	Form of Stock Option Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan. (Second Quarter 2005 Form 10-Q)

10.4	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan. (Second Quarter 2005 Form 10-Q)

10.5	Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Second Quarter 2005 Form 10-Q)

10.6	The Petrohawk Energy Corporation Second Amended and Restated 2004 Employee Incentive Plan, (Incorporated by reference to Exhibit 4.2 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005)

10.7	Form of Stock Option Agreement for the Second Amended and Restated 2004 Employee Incentive Plan. (Second Quarter 2005 Form 10-Q)

10.8	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Second Quarter 2005 Form 10-Q)

10.9	Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Second Quarter 2005 Form 10-Q)

10.10	Mission Resources Corporation 1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 of Mission Resources Corporation’s Registration Statement No. 33-76570 filed on March 17, 1994) (File No. 000-9498)

10.11	Mission Resources Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit A of Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on October 21, 1996) (File No. 000-9498)

10.12	Mission Resources Corporation 2004 Incentive Plan (Incorporated by reference to Appendix C to Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on March 30, 2004) (File No. 000-9498)

10.13	Nonstatutory Stock Option Grant Agreement dated as of November 1, 2004, between Mission Resources Corporation and Thomas C. Langford (Incorporated by reference to Exhibit 10.1 to Mission Resources Corporation’s Current Report on Form 8-K filed on November 2, 2004) (File No. 000-9498)

10.14	Nonstatutory Stock Option Grant Agreement dated as of March 14, 2005, between Mission Resources Corporation and William R. Picquet (Incorporated by reference to Exhibit 10.2 to Mission Resources Corporation’s Current Report on Form 8-K filed on March 16, 2005) (File No. 000-9498)

10.15	Form of Director and Officer Indemnity Agreement (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed on March 31, 2005)

10.16	Securities Purchase Agreement dated December 12, 2003 between Beta Oil & Gas, Inc. and Petrohawk Energy, LLC (Incorporated by reference to Appendix A to Beta’s Preliminary Proxy Statement filed on Schedule 14A on January 9, 2004)

10.17	Amended and Restated Senior Revolving Credit Agreement dated July 28, 2005, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas as administrative agent for the Lenders, Bank of America, N.A., as syndication agent for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 3, 2005)

10.18	Amended and Restated Second Lien Term Loan Agreement dated July 28, 2005, among Petrohawk Energy Corporation, as Borrower, and BNP Paribas, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 3, 2005)

10.19	Amended and Restated Guarantee and Collateral Agreement dated July 28, 2005, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 3, 2005)

10.20	Amended and Restated Second Lien Term Loan Agreement Amended and Restated Guarantee and Collateral Agreement dated July 28, 2005, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 3, 2005)

10.21	Convertible Promissory Note dated May 25, 2004 between PHAWK, LLC f/k/a Petrohawk Energy, LLC and the Company (Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K filed on March 31, 2005)

10.22	Agreement to Amend Note dated June 30, 2005 between Petrohawk Energy Corporation and PHAWK, LLC (Incorporated by reference to Exhibit 11 of Schedule 13D/A filed by PHAWK, LLC on July 19, 2005)

10.23	Purchase and Sale Agreement executed January 14, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalties, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.1 to our Current Form 8-K filed on March 3, 2005)

10.24	Amendment to Purchase and Sale Agreement executed on February 15, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalty, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.2 to our Current Form 8-K filed on March 3, 2005)

10.25	Stock Purchase Agreement dated February 4, 2005 by and among the Company and Proton Oil & Gas Corporation, et al (Incorporated by reference to Exhibit 2.3 to our Current Form 8-K filed on March 3, 2005)

10.26	Agreement of Sale and Purchase dated August 11, 2004, by and between the Company and PHAWK, LLC (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on March 31, 2005)

10.27	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to the Company’s 9 7/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004)

10.28	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005)

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (Second Quarter 2005 Form 10-Q)

31.2	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (Second Quarter 2005 Form 10-Q)

32.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (Second Quarter 2005 Form 10-Q)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROHAWK ENERGY CORPORATION
Date: August 11, 2005	By:	/s/ Floyd C. Wilson
Floyd C. Wilson
Chief Executive Officer and President

By:	/s/ Shane M. Bayless
Shane M. Bayless
Chief Financial Officer, Executive Vice President and Treasurer

INDEX TO EXHIBIT

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated April 3, 2005 (and as amended through June 8, 2005), by and among Petrohawk Energy Corporation, Petrohawk Acquisition Corporation, and Mission Resources Corporation (Incorporated by reference to Annex A of our Registration Statement on Form S-4/A filed on June 22, 2005)

2.2	Agreement and Plan of Merger, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Ronald W. Crosby and Paige L. Crosby (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 24, 2004)

2.3	Agreement and Plan of Mergers, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on November 24, 2004)

2.4	Amendment to Agreement and Plan of Mergers among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby, dated October 26, 2004 (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed on November 24, 2004)

3.1	Certificate of Incorporation for Petrohawk Energy 2004) Corporation (Incorporated by reference to Exhibit 3.1 to the Form S-8 that we filed on July 29, 2004)

3.2	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated 2001) by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004)

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005)

3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.2 of our Third Quarter 2004 Form 10-Q filed on August 13, 2004)

Exhibit
Number	Description

4.1	Form of Warrant Agreement covering warrants issued to employees as employment inducements (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004)

4.2	Warrant Agreement between Beta Oil & Gas, Inc. and Brookstreet Securities dated July 30, 1999 (Incorporated by reference to Exhibit 4.2 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10K filed on March 26, 2004)

4.3	Form of Warrant Agreement with suppliers, service providers and other third parties (Incorporated by reference to Exhibit 4.3 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10K filed on March 26, 2004)

4.4	Certificate of Designation of Beta Oil & Gas, Inc.’s 8% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Beta’s Form 8-K filed on July 3, 2001)

4.5	Certificate of Designation, Preferences, Rights and Limitations of Series B 8% Automatically Convertible Preferred Stock of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 24, 2004)

4.6	Warrant Agreement between Beta Oil & Gas, Inc. and its preferred shareholders, including Warrant Certificates A and B (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Form 8-K filed on July 3, 2001)

4.7	Registration Rights Agreement dated April 1, 2005 among Petrohawk Energy Corporation and the certain parties set forth on Exhibit A of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.6 of our First Quarter 2005 Form 10-Q filed on May 12, 2005)

4.8	Registration Rights Agreement dated November 23, 2004, among Petrohawk Energy Corporation and Friedman, Billings, Ramsey & Co., Inc. (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on November 24, 2004)

4.9	Registration Rights Agreement, dated May 25, 2004, between Beta and PHAWK, LLC (Incorporated by reference to Exhibit 4.11 to our Registration Statement No. 333-120881 on Form S-3 filed December 1, 2004)

10.1	The Petrohawk Energy Corporation Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on August 18, 2004)

10.2	The Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005)

10.3	Form of Stock Option Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan. (Second Quarter 2005 Form 10-Q)

10.4	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan. (Second Quarter 2005 Form 10-Q)

10.5	Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Second Quarter 2005 Form 10-Q)

10.6	The Petrohawk Energy Corporation Second Amended and Restated 2004 Employee Incentive Plan, (Incorporated by reference to Exhibit 4.2 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005)

10.7	Form of Stock Option Agreement for the Second Amended and Restated 2004 Employee Incentive Plan. (Second Quarter 2005 Form 10-Q)

10.8	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Second Quarter 2005 Form 10-Q)

Exhibit
Number	Description

10.9	Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Second Quarter 2005 Form 10-Q)

10.10	Mission Resources Corporation 1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 of Mission Resources Corporation’s Registration Statement No. 33-76570 filed on March 17, 1994) (File No. 000-9498)

10.11	Mission Resources Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit A of Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on October 21, 1996) (File No. 000-9498)

10.12	Mission Resources Corporation 2004 Incentive Plan (Incorporated by reference to Appendix C to Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on March 30, 2004) (File No. 000-9498)

10.13	Nonstatutory Stock Option Grant Agreement dated as of November 1, 2004, between Mission Resources Corporation and Thomas C. Langford (Incorporated by reference to Exhibit 10.1 to Mission Resources Corporation’s Current Report on Form 8-K filed on November 2, 2004) (File No. 000-9498)

10.14	Nonstatutory Stock Option Grant Agreement dated as of March 14, 2005, between Mission Resources Corporation and William R. Picquet (Incorporated by reference to Exhibit 10.2 to Mission Resources Corporation’s Current Report on Form 8-K filed on March 16, 2005) (File No. 000-9498)

10.15	Form of Director and Officer Indemnity Agreement (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed on March 31, 2005)

10.16	Securities Purchase Agreement dated December 12, 2003 between Beta Oil & Gas, Inc. and Petrohawk Energy, LLC (Incorporated by reference to Appendix A to Beta’s Preliminary Proxy Statement filed on Schedule 14A on January 9, 2004)

10.17	Amended and Restated Senior Revolving Credit Agreement dated July 28, 2005, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas as administrative agent for the Lenders, Bank of America, N.A., as syndication agent for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 3, 2005)

10.18	Amended and Restated Second Lien Term Loan Agreement dated July 28, 2005, among Petrohawk Energy Corporation, as Borrower, and BNP Paribas, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 3, 2005)

10.19	Amended and Restated Guarantee and Collateral Agreement dated July 28, 2005, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 3, 2005)

10.20	Amended and Restated Second Lien Term Loan Agreement Amended and Restated Guarantee and Collateral Agreement dated July 28, 2005, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 3, 2005)

10.21	Convertible Promissory Note dated May 25, 2004 between PHAWK, LLC f/k/a Petrohawk Energy, LLC and the Company (Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K filed on March 31, 2005)

10.22	Agreement to Amend Note dated June 30, 2005 between Petrohawk Energy Corporation and PHAWK, LLC (Incorporated by reference to Exhibit 11 of Schedule 13D/A filed by PHAWK, LLC on July 19, 2005)

10.23	Purchase and Sale Agreement executed January 14, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalties, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.1 to our Current Form 8-K filed on March 3, 2005)

Exhibit
Number	Description
10.24	Amendment to Purchase and Sale Agreement executed on February 15, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalty, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.2 to our Current Form 8-K filed on March 3, 2005)

10.25	Stock Purchase Agreement dated February 4, 2005 by and among the Company and Proton Oil & Gas Corporation, et al (Incorporated by reference to Exhibit 2.3 to our Current Form 8-K filed on March 3, 2005)

10.26	Agreement of Sale and Purchase dated August 11, 2004, by and between the Company and PHAWK, LLC (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on March 31, 2005)

10.27	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to the Company’s 9 7/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004)

10.28	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005)

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (Second Quarter 2005 Form 10-Q)

31.2	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (Second Quarter 2005 Form 10-Q)

32.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (Second Quarter 2005 Form 10-Q)