Form 10-Q
period 2005-09-30
PETROHAWK ENERGY CORP
filed 2005-11-14
CIK 1059324

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).
Yes ☐ No ☑
As of November 9, 2005 the Registrant had 73,536,379 shares of Common Stock, $.001 par value, outstanding.

PETROHAWK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
In thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Oil and gas	$81,447	$5,589	$149,957	$14,629

OPERATING EXPENSES:
Production expenses:
Lease operating	10,276	887	19,826	2,531
Workover and other	941	36	2,180	53
Taxes other than income	6,405	291	10,842	780
Gathering, transportation and other	515	—	1,135	5
General and administrative:
General and administrative	5,782	1,597	13,258	4,017
Stock-based compensation	780	898	3,003	2,925
Accretion expense	332	23	716	69
Depletion, depreciation and amortization	22,398	1,271	44,522	3,532

Total operating expenses	47,429	5,003	95,482	13,912

INCOME FROM OPERATIONS	34,018	586	54,475	717

Net loss on derivative contracts (Note 7)	(83,585)	(592)	(120,568)	(592)
Interest expense and other (Note 4)	(9,923)	(656)	(20,306)	(1,131)

Loss before income taxes	(59,490)	(662)	(86,399)	(1,006)
Income tax benefit	23,066	61	33,521	24

NET LOSS	(36,424)	(601)	(52,878)	(982)
Preferred dividends	(110)	(111)	(329)	(333)

Net loss applicable to common shareholders	$(36,534)	$(712)	$(53,207)	$(1,315)

Basic loss per share	$(0.56)	$(0.05)	$(1.10)	$(0.13)
Diluted loss per share	$(0.56)	$(0.05)	$(1.10)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,877	13,818	48,425	9,763
Fully Diluted	64,877	13,818	48,425	9,763
The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
In thousands, except share and per share amounts

	September 30, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$4,180	$5,660
Accounts receivable	52,729	23,151
Deferred income taxes	33,559	—
Receivables from price risk management activities	—	4,973
Prepaid expenses and other	6,967	2,238

Total current assets	97,435	36,022

OIL AND GAS PROPERTY (full cost method)
Evaluated properties	1,054,522	484,233
Unevaluated properties	161,037	48,840

Total gross oil and gas property	1,215,559	533,073
Less — accumulated depreciation and depletion	(92,828)	(48,740)

Net oil and gas properties	1,122,731	484,333

OTHER OPERATING PROPERTY AND EQUIPMENT
Gas gathering system and equipment	1,506	1,504
Other	3,000	1,261

Total gross other operating property and equipment	4,506	2,765
Less — accumulated depreciation	(1,369)	(934)

Net other operating property and equipment	3,137	1,831

OTHER NON-CURRENT ASSETS
Receivables from price risk management activities	—	3,363
Deferred income taxes	—	981
Goodwill	138,944	—
Debt issuance costs, net of amortization	2,130	3,875
Other	4,507	3,794

TOTAL ASSETS	$1,368,884	$534,199

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
In thousands, except share and per share amounts (Continued)

	September 30, 2005	December 31, 2004
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$78,078	$24,676
Liabilities from price risk management activities	86,441	1,990
Current portion of long-term debt	500	500

Total current liabilities	165,019	27,166

LONG-TERM DEBT
Revolving credit facility	170,000	155,000
Term B facility loan	149,500	49,500
9⅞% Notes, including $10,831 of unamortized premium	140,831	—
Subordinated convertible note payable	—	35,000

Total long-term debt	460,331	239,500

LIABILITIES FROM PRICE RISK MANAGEMENT ACTIVITIES	46,265	67

ASSET RETIREMENT OBLIGATIONS	51,439	12,726

DEFERRED INCOME TAXES	159,769	—

OTHER NONCURRENT LIABILITIES	5,137	7,649

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock: 5,000,000 shares of $.001 par value authorized; 593,271 and 598,271 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively, with a liquidation value of $5.5 million.	1	1
Common Stock: 125,000,000 shares of $.001 par value authorized; 73,501,016 and 39,788,238 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	74	40
Additional paid-in capital	549,052	262,045
Treasury Stock, at cost; 8,382 shares at September 30, 2005 and December 31, 2004.	(36)	(36)
Accumulated deficit	(68,167)	(14,959)

Total stockholders’ equity	480,924	247,091

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,368,884	$534,199

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
In thousands

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,878)	$(982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	44,522	3,532
Deferred income tax benefit	(33,521)	—
Stock-based compensation	3,003	2,925
Accretion expense	716	69
Net unrealized loss on mark-to-markets derivative contracts	109,543	593
Other	889	125
Change in assets and liabilities:
Accounts receivable	(2,114)	(2,755)
Prepaid expenses and other	(1,460)	(548)
Accounts payable and accrued liabilities	7,204	356
Other non-current assets	(133)	(2)

Net cash provided by operating activities	75,771	3,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas property expenditures	(88,427)	(6,253)
Acquisition properties from PHAWK, LLC	—	(2,636)
Acquisition of Proton, net of cash acquired of $870	(52,625)	—
Acquisition of Mission Resources, net of cash acquired of $48,359	(95,816)	—
Proceeds received from sale of oil and gas properties	88,844	832
Gas gathering and equipment expenditures and other	(1,741)	(1,009)

Net cash used in investing activities	(149,765)	(9,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	11,780	—
Proceeds from issuance of common stock and warrants	—	25,249
Proceeds from issuance of subordinated convertible note payable	—	35,000
Debt issue costs related to PHAWK, LLC transaction	—	(1,426)
Equity offering costs related to PHAWK, LLC transaction	—	(5,576)
Proceeds from borrowings	310,000	—
Repayment of borrowings	(249,000)	(13,285)
Dividends paid	(220)	(446)
Other	(46)	(777)

Net cash (used in) provided by financing activities	72,514	38,739

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,480)	32,986

CASH AND CASH EQUIVALENTS
Beginning of period	5,660	2,110

End of period	$4,180	$35,096

The accompanying notes are an integral part to these consolidated financial statements.

PETROHAWK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. FINANCIAL STATEMENT PRESENTATION
During interim periods, Petrohawk Energy Corporation (Petrohawk or the Company) follows the same accounting policies used in its Annual Report to stockholders and in its Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2005. People using financial information produced for interim periods are encouraged to refer to the footnotes in the Form 10-K when reviewing interim financial results.
These unaudited consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Interim period results are not necessarily indicative of results of operations or cash flows for the full year. Certain prior year amounts have been reclassified to conform to current year presentation.
Recently Issued Accounting Pronouncements
In March 2005, the Financial Accounting Standard Board (FASB) issued FASB Interpretation (FIN) No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (SFAS 143). A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123), and supercedes APB 25, Accounting for Stock Issued to Employees (APB 25). Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted. SFAS 123(R) permits the continued use of this model as well as other standard option pricing models. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of
SFAS 123(R) and has not yet determined the impact on the Company’s future operating results.

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
In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion 29 (SFAS 153). The statement requires that nonmonetary exchanges must be recorded at fair value and the appropriate gain or loss must be recognized so long as the fair value is determinable and the transaction has commercial substance. According to this statement, companies can no longer use the similar productive assets concept to account for nonmonetary exchanges at book value with no gain or loss being recognized. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement did not impact the Company’s operating results, financial position or cash flows in upon adoption, but may impact future periods if such a nonmonetary exchange occurs.
Stock-Based Compensation
On January 1, 2003, the Company adopted SFAS 123 and related interpretations in accounting for its employee and director stock options and applies the fair value based method of accounting to such options. Under SFAS 123, the fair value of each option granted is estimated on the date of grant using an option-pricing model such as the Black-Scholes model. Under Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to SFAS 123, certain transitional alternatives were available for a voluntary change to the fair value based method of accounting for stock-based employee compensation if adopted in a fiscal year beginning before December 16, 2003. The Company adopted FAS 123 prospectively, using the fair value recognition method to all employee and director awards granted, modified or settled after January 1, 2003. Prior to the adoption, the Company elected to follow APB 25 and related interpretations in accounting for its employee stock options. However, as required by SFAS 123, the Company disclosed on a pro forma basis the impact of the fair value accounting for employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by SFAS 123.
Since the Company adopted the fair value recognition provisions of SFAS 123 prospectively for all employee awards granted, modified or settled after January 1, 2003, the cost related to stock-based compensation included in the determination of income for the three and nine months ended September 30, 2004, is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. Awards granted vest over a period ranging from one to three years; therefore, some grants made before January 1, 2003 vested in later periods and would represent costs in those periods. For the three and nine months ended September 30, 2005, these costs were accounted for based on the requirements of SFAS 123.

The fair value of each option grant is calculated on the date of grant using the Black-Scholes option pricing model. The following table illustrates the approximated pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the three and nine month periods ended September 30, 2004. There were no costs accounted for under APB 25 during the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
	(In thousands, except per share amounts)

Net loss applicable to common shareholders as reported	$(712)	$(1,315)
Add: Stock-based compensation expense included in reported net loss, net of tax	815	2,855
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(815)	(3,057)

Pro forma net loss applicable to common shareholders	$(712)	$(1,517)

Net loss per share:
Basic — as reported	$(0.05)	$(0.13)

Basic — pro forma	$(0.05)	$(0.16)

Diluted — as reported	$(0.05)	$(0.13)

Diluted — pro forma	$(0.05)	$(0.16)

The assumptions used in the fair value method calculation for the three and nine months ended September 30, 2005 and 2004 are disclosed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Weighted average value per option granted during the period (1)	$3.15	$3.76	$2.29	$3.76

Assumptions:
Stock price volatility	35.0%	73.9%	29.2%	73.9%
Risk free rate of return	4.1%	3.0%	3.6%	3.0%
Expected term	3 years	3 years	3 years	3 years

Dividends	—	—	—	—

(1)Calculated using the Black-Scholes fair value based method.

2. ACQUISITIONS AND DIVESTITURES
Mission Resources Corporation
On April 4, 2005, the Company, and Mission Resources Corporation (“Mission”), a Delaware corporation, announced the execution of an Agreement and Plan of Merger, dated as of April 3, 2005, as amended through June 8, 2005, (the “Merger Agreement”) pursuant to which Mission agreed to merge with and into the Company in a two-step merger transaction. This transaction was consummated on July 28, 2005 when Petrohawk Acquisition Corporation, our wholly owned subsidiary, merged with and into Mission, and Mission was subsequently merged with and into the Company (the two mergers, collectively the “Merger”), pursuant to the Merger Agreement. A copy of the Merger Agreement has been filed as Annex A to the Company’s Registration Statement on Form S-4/A with the Securities and Exchange Commission on June 22, 2005. This transaction was consistent with management’s goals of acquiring properties within the Company’s core operating areas that have a significant proved reserve component and which management believes have additional development and exploration opportunities.
Total consideration for the shares of Mission common stock was comprised of 60.1% Company common stock and 39.9% cash. Accordingly, consideration paid to Mission stockholders in the Merger consisted of approximately $139.5 million in cash and approximately 19.565 million shares of the Company’s common stock. In addition, all outstanding options to purchase Mission common stock were converted into options to purchase Petrohawk common stock using the exchange ratio of 0.7641 shares of Petrohawk common stock per share of Mission common stock underlying each option. The Company assumed Mission’s long-term debt of approximately $184 million.
The Merger was accounted for using the purchase method of accounting under the accounting standards established in SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. As a result, the assets and liabilities of Mission were included in the Company’s September 30, 2005 consolidated balance sheet. The Company reflected the results of operations of Mission beginning July 28, 2005. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at July 28, 2005, which primarily consisted of oil and gas properties of $606.7 million, derivative liabilities of $29.4 million, asset retirement obligations of $37.7 million, a net deferred tax liability of $134.8 million, and goodwill of $138.9 million. The deferred tax liability recognizes the difference between the historical tax basis of Mission’s assets and the acquisition cost recorded for book purposes. The recorded book value of the oil and gas properties was increased and goodwill was recorded to recognize this tax basis differential. The purchase price allocation is preliminary and subject to change as additional information becomes available. The final purchase price allocation could differ materially from the preliminary allocation.
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in the acquisition. SFAS No. 142, Goodwill and Other Intangible Assets requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change could potentially result in an impairment.
The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. The reporting unit used for testing will be the entire company. The fair value of each reporting unit is determined and compared to the book value of that reporting unit. If the fair value of the reporting unit is less than the book value (including goodwill) then goodwill is reduced to its implied fair value and the amount of the writedown is charged to earnings.
The fair value of the reporting unit will be based on estimates of future net cash flows from proved reserves and from future exploration for and development of unproved reserves. Downward revisions of estimated reserves or production, increases in estimated future costs or decreases in oil and gas prices could lead to an impairment of all or a portion of goodwill in future periods.
Wynn-Crosby Transaction
On November 23, 2004, the Company acquired Wynn-Crosby Energy, Inc. and eight of the limited partnerships it managed for a purchase price of approximately $425 million (the Acquisition or Wynn-Crosby). The transaction was funded with proceeds from a $200 million private equity placement, $210 million in borrowings from the Company’s commercial bank group, and cash.

Proforma for Mission Resources and Wynn-Crosby
The Company’s unaudited pro forma results are presented below for the three and nine months ended September 30, 2005 and 2004. The unaudited pro forma results have been prepared to illustrate the approximated pro forma effects on the Company’s results of operations under the purchase method of accounting as if the Company had acquired Mission Resources Corporation and Wynn-Crosby, Inc. on January 1, 2004. The unaudited pro forma results do not purport to represent what the results of operations would actually have been if the acquisitions had in fact occurred on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Pro forma:
Revenue	$95,997	$71,856	$251,179	$195,189
Net income (loss) available to common stockholders	$(44,109)	$1,091	$(17,668)	$4,726

Basic earnings (loss) per share	$(0.68)	$0.02	$(0.27)	$0.09
Diluted earnings (loss) per share	$(0.68)	$0.02	$(0.27)	$0.08
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

3. OIL AND GAS PROPERTY
The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the three or nine month periods ending September 30, 2005 or 2004.
4. LONG-TERM DEBT
Revolving Credit Facility
The Company entered into a new senior revolving credit facility with BNP Paribas as the lead bank and administrative agent on November 23, 2004, in connection with the acquisition of Wynn Crosby. The $400 million revolving credit facility had an initial borrowing base of $200 million and a threshold amount of $180 million. On April 1, 2005, the borrowing base under the facility was changed to $185 million with a threshold amount of $175 million.
In connection with the Merger with Mission, the Company amended and restated its $400 million senior revolving credit agreement (“Senior Credit Agreement”) dated November 23, 2004. The amended Senior Credit Agreement provides for an increased borrowing base of $280 million that will be redetermined on a semi-annual basis, beginning April 1, 2006, with the Company and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. Upon a redetermination, the Company could be required to repay a portion of the bank debt.
Amounts outstanding under the Senior Credit Agreement bear interest at a specified margin over the London Interbank Offered Rate (LIBOR) of 1.25% to 2.00% for Eurodollar loans or at specified margins over the Alternate Base Rate of 0.00% to 0.50% for ABR loans. Such margins will fluctuate based on the utilization of the facility. Borrowings under the Senior Credit Agreement are secured by first priority liens on substantially all of the Company’s assets, including equity interest in the Company’s subsidiaries. Amounts drawn on the facility mature on July 28, 2009.
The Senior Credit Agreement requires the Company to maintain certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expense, and a maximum leverage ratio. The Company may not permit its ratio of reserves to total debt to be less than 1.5 to 1.0 after March 31, 2005. The Company may not permit its ratio of total debt to EBITDA (as defined in the debt agreement) for the period of four fiscal quarters immediately preceding the date of redetermination for which financial statements are available to be greater than 4.0 to 1.0. In addition, the Company is subject to covenants limiting dividends, and other restricted payments, transactions with affiliates, incurrence of debt, changing of control, asset sales, and liens on properties. At September 30, 2005, the Company is in compliance with all of its debt covenants under the Senior Credit Agreement.
Term B Facility Loan
A Term B facility loan (“Term Loan”) in the amount of $50 million was provided by BNP Paribas and a group of lenders. On July 28, 2005, the Company’s Term Loan was amended to increase the amount that the Company is permitted to borrow thereunder from $50 million to $150 million.
At the closing of the Merger, the Company had drawn $75 million under the Term Loan. By September 30, 2005 the Company had exercised its option to borrow an additional $75 million, applying the proceeds to outstanding borrowings under the Senior Credit Agreement. Amounts repaid under the Term Loan may not be re-borrowed. Borrowings under the Term Loan will bear interest at a rate of at least 3.50% for ABR loans and 4.50% for Eurodollar Loans. Borrowings under the Term Loan are secured by second priority liens on all of the assets (including equity interests) that secure borrowings under the Senior Credit Agreement. The Company is subject to certain financial covenants pertaining to minimum asset coverage ratio and maximum leverage ratio. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. The Company is obligated to repay 1% per annum of the original principal balance beginning on July 28, 2006, with the remaining 96% of the original principal balance due and payable on July 28, 2010. At September 30, 2005, the Company is in compliance with all of its debt covenants under the Term Loan.

9⅞% Notes
On April 8, 2004, Mission issued $130.0 million of its 9⅞% senior notes due 2011 (the “Notes”) which are guaranteed on an unsubordinated, unsecured basis by all of its current subsidiaries. Interest on the notes is payable semi-annually, on each April 1 and October 1, commencing on October 1, 2004. In conjunction with the acquisition of Mission, the Company has assumed these notes. Following the effectiveness of the Merger, the Company entered into a supplemental indenture (“Indenture”) whereby the Company assumed, and subsidiaries guaranteed, all the obligations of Mission under the Notes as set forth in the original indenture between Mission and the Bank of New York dated April 8, 2004.
The Notes were issued in the face amount of $130 million and are guaranteed on an unsubordinated basis by all of the Company’s current subsidiaries, including subsidiaries of Mission that the Company acquired pursuant to the Merger. The Notes are subordinate to the Senior Credit Facility and Term Loan. At any time on or after April 9, 2005 and prior to April 9, 2008, the Company may redeem up to 35% of the aggregate principal amount of the Notes, using the net proceeds of equity offerings, at a redemption price equal to 109.875% of the principal amount of the Notes, plus accrued and unpaid interest. On or after April 9, 2008, the Company may redeem all or a portion of the Notes at redemption prices ranging from 100% in 2010 to approximately 105% in 2008.
Upon the effectiveness of the Merger, a Change of Control (as defined in the Indenture) occurred and pursuant to the Indenture, the Company was obligated to make a Change of Control Offer (as defined in the Indenture) within 30 days after the change of control. The offer price is 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest and must be made to all noteholders. The offer has expired , with one noteholder with a $10,000 principal balance Note accepted the Company’s offer.
As discussed above, on or after April 9, 2008, the Company may redeem all or a portion of the 9⅞% Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on April 9 of the years indicated below:

Year	Percentage
2008	104.94%
2009	102.47%
2010	100.00%
The purchase method of accounting for the Merger required that the Company record the assets and liabilities acquired at fair value. The Notes were trading at a premium on the merger date, therefore, a $11.1 million premium on the Notes was recorded to reflect the merger date fair value of the Notes on Petrohawk’s balance sheet. The premium will be amortized over the life of the Notes using the effective interest method. The amortization resulted in a $0.3 million reduction of interest expense for the three and nine months ended September 30, 2005. Future amortization will result in a reduction of interest expense.
The Notes contain covenants that, subject to certain exceptions and qualifications, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, issue certain types of equity securities, transfer or sale assets, or pay dividends. Additionally, transactions with affiliates, selling stock of a subsidiary, merging or consolidating are subject to qualifications.
Subordinated Convertible Note Payable
On May 25, 2004, in connection with the recapitalization of the Company by PHAWK, LLC, the Company issued a $35 million five-year unsecured subordinated convertible note payable to PHAWK, LLC (the “PHAWK Note”). The PHAWK Note bore interest at 8%, was payable quarterly until maturity and was convertible after two years into 8.75 million shares of common stock at a conversion price of $4.00 per share. On June 30, 2005, the Company entered into an agreement with PHAWK, LLC to convert the PHAWK Note to common stock as stipulated in the original agreement. The original agreement contained a provision providing for conversion into 8.75 million shares of Petrohawk common stock at any time after May 25, 2006. In conjunction with the early conversion, the Company made payment of $2.4 million, which represented the interest that would have been payable on the PHAWK Note through May 25, 2006, discounted at 10%.
Debt Issuance Costs
The Company capitalizes certain direct costs associated with the issuance of long-term debt.
In conjunction with the acquisition of Mission, the Company modified its Term Loan. This modification increased the Company’s borrowing capacity from $50 million to $150 million and was appropriately treated as an extinguishment of debt for accounting purposes. This treatment resulted in a charge of approximately $2.9 million in the third quarter of 2005. This charge is included in the interest expense and other line of the consolidated statement of operations.

During the second quarter of 2005, in conjunction with the conversion of the PHAWK Note, the Company expensed $1.1 million of net debt issuance costs that were being amortized over the remaining life of the note. This amount is included in interest expense and other on the consolidated statement of operations.
At September 30, 2005, the Company has approximately $2.1 million of net debt issuance costs that are being amortized over the lives of the respective debt.
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
The Company recorded the following activity related to the ARO liability for the nine months ended September 30, 2005:

(in thousands)
Beginning balance	$12,726
Liabilities settled and divested	(821)
Liabilities added	345
Acquisitions (1)	38,473
Accretion expense	716

Ending balance	$51,439

(1)	Includes the acquisitions of Mission Resources Corporation and Proton Energy Corporation. Refer to Note 2, Acquisitions and Divestitures for more details.
6. COMMITMENTS, CONTINGENCIES AND LITIGATION
Contingencies and Litigation
The Company is a defendant in various legal proceedings arising in the normal course of our business. All known liabilities are accrued based on management’s best estimate of the potential loss. While the outcome and impact of such legal proceedings on the Company cannot be predicted with certainty, the Company’s management and legal counsel believes that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the Company’s consolidated financial position or cash flow.
The Company has established reserves for certain legal proceedings. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and subjective judgment of management. Management believes these reserves to be adequate, and does not expect the Company to incur additional losses with respect to those matters in which reserves have been established. However, future changes in the facts and circumstances could result in the actual liability exceeding the estimated ranges of loss and amounts accrued. While the outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the consolidated results of operations, financial position or cash flows of the Company.
A lawsuit has been filed by Andrew A. Roth (“Mr. Roth”) against the Company, as a nominal defendant, certain of our directors and certain of our current and former stockholders, including PHAWK, LLC, alleging violations of Section 16(b) of the Exchange Act of 1934, as amended. The lawsuit seeks recovery, on behalf of the Company, of alleged short-swing profits of at least $6,465,000. Mr. Roth filed the lawsuit in the United States District Court for the Southern District of New York on October 31, 2005 as Andrew A. Roth derivatively on behalf of Petrohawk Energy Corporation v. PHAWK, LLC, et. al., and the case was assigned Civil Case Number: 05 CV 9247. Pursuant to an August 1, 2005 demand letter from Mr. Roth, an independent committee of the board of directors of the Company investigated Mr. Roth's claims prior to the filing of the lawsuit and concluded they had no merit. The Company is monitoring developments in the matter with legal counsel. The Company does not believe this litigation shall have a material effect on the Company's financial position or results of operations, should the plaintiffs allegations be found to be accurate.

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
At September 30, 2005, the Company had 65 open positions: 33 natural gas price collar arrangements, one natural gas price swap arrangement, one crude oil price swap arrangement and 30 crude oil collar arrangements. The Company has elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, records the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.
At September 30, 2005, the Company had a $132.7 million derivative liability, $86.4 million of which is classified as current. The average of the forward strip prices used to value the derivative liability were $65.11 per barrel of oil and $10.27 per mcf of natural gas. On the July 28, 2005 merger date, the Company acquired a $29.4 million derivative liability from Mission. At September 30, 2005, the fair value of the derivatives acquired from Mission was $45.1 million.
The Company recorded $11.0 million of realized losses and $109.5 million of unrealized losses, which resulted in a net derivative loss of $120.6 million for the nine months ended September 30, 2005. For the three months ended September 30, 2005, the Company recorded $8.7 million of realized losses and $74.9 million of unrealized losses for a total net derivative loss of $83.6 million.
During the third quarter of 2004, the Company entered into natural gas derivative contracts to hedge a portion of Petrohawk’s natural gas production for calendar year 2005. The derivative contracts are comprised of costless collars covering volumes of approximately 135,000 Mmbtu per month in 2005. During third quarter and for the year-to-date period ending September 30, 2004, the Company recognized an unrealized non-cash loss on the mark-to-market valuation of the natural gas derivative contracts of $0.6 million. During the nine months ended September 30, 2004, the Company had no outstanding hedge contracts related to crude oil production.
Natural Gas
At September 30, 2005, the Company had the following natural gas costless collar positions:

		Contract Price per Mmbtu
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Mmbtu's	Price Range	Average Price	Price Range	Average Price
October 2005 - December 2005	4,437,000	$4.25 - $7.00	$5.78	$5.14 - $10.05	$8.57
January 2006 - December 2006	15,175,000	5.00 - 6.26	5.79	7.08 - 10.87	9.05
January 2007 - December 2007	6,530,000	5.30 - 6.00	5.69	7.12 - 13.35	10.60
January 2008 - December 2008	3,600,000	5.00 - 5.15	5 .05	6.45 - 6.71	6.53
At September 30, 2005, the Company had the following natural gas swap position:

Contract Price per Mmbtu
Swaps
	Volume in	Weighted
Period	Mmbtu's	Average Price
January 2007 - December 2007	1,200,000	$6.06

Crude Oil
At September 30, 2005, the Company had the following crude oil costless collar positions:

		Contract Price per Bbl
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Bbls	Price Range	Average Price	Price Range	Average Price
October 2005 - December 2005	426,600	$26.00 - $46.65	$36.99	$27.09 - $63.30	$45.83
January 2006 - December 2006	1,338,750	26.03 - 45.48	38.17	30.15 - 62.70	50.78
January 2007 - December 2007	240,000	35.00 - 36.00	35.30	43.20 - 45.75	43.97
January 2008 - December 2008	60,000	34.00	34.00	45.30	45.30
At September 30, 2005, the Company had the following crude oil swap position:

Contract Price per Bbl
Swaps
	Volume in	Weighted
Period	Bbls	Average Price
January 2008 - December 2008	144,000	$38.10
8. STOCKHOLDERS’ EQUITY
In conjunction with the Merger, the Company filed two Registration Statements on Form S-8 and one Registration Statement on Form S-4. The first Registration Statement was filed to register an additional 3.5 million shares of the Company’s common stock under stock options granted pursuant to the Second Amended and Restated 2004 Employee Incentive Plan and an additional 0.2 million shares of the Company’s common stock pursuant to the Second Amended and Restated 2004 Non-Employee Director Incentive Plan. The second Registration Statement on Form S-8 was filed to register approximately 3.85 million shares of common stock of the Company for issuance pursuant to employee benefit plans and nonstatutory stock option grant agreements of Mission which the Company agreed to assume under the terms of the Merger Agreement. The Company also increased its authorized number of common shares to 125 million from 75 million. The Company registered 19,564,521 shares of common stock on the Form S-4 and those shares were issued as merger consideration to holders of Mission stock.
Stock Option Grants
During the third quarter of 2005, the Company granted stock options covering 353,850 shares of common stock. The options have an exercise price of $11.00 per share and vest over a three year period at a rate of one-third on the annual anniversary date of the grant. The options expire ten years from the grant date. For the three month period ending September 30, 2005 the Company recognized non-cash stock compensation expense of $0.6 million. For the nine month period ending September 30, 2005, the Company has recognized $2.4 million of non-cash stock compensation expense.
Restricted Stock
During the third quarter of 2005, the Company granted 71,250 shares of restricted stock to directors and employees at prices ranging from $10.79 to $11.00 per share. The shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant. For the three month and nine month periods ending September 30, 2005, the Company has recognized $0.2 million and $0.6 million, respectively, of non-cash stock compensation expense.

Common Stock Warrants
During the second quarter of 2004, and in connection with the PHAWK, LLC transaction, the Company issued PHAWK, LLC 5,000,000 five-year common stock purchase warrants at a price of $3.30 per share. The warrants are exercisable at any time and expire on May 25, 2009. On August 31, 2005, 2.3 million shares of warrants were exercised. The warrant exercise was cashless, reducing number of shares issued by the value of the $3.30 exercise price, so that the Company issued 1.6 million shares of Company stock.
Treasury Stock
In August 2004, the Company’s Board of Directors terminated the stock repurchase program. At September 30, 2005, the Company held 8,382 treasury shares with an average price per share of $4.35.
9. RELATED PARTY TRANSACTIONS
On June 30, 2005, the Company entered into an agreement with PHAWK, LLC to convert the PHAWK Note to common stock as stipulated in the original agreement. The original agreement contained a provision providing for conversion into 8.75 million shares of Petrohawk common stock at any time after May 25, 2006. In consideration of the early conversion, the Company agreed to make a payment of $2.4 million, which represented the interest payable on the PHAWK Note through May 25, 2006, discounted at 10%. In conjunction with the conversion, the Company expensed $1.1 million of net debt issuance costs that were being amortized over the remaining life of the note. These charges are reflected in interest expense and other on the consolidated statement of operations.
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

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Basic:
Net loss	$(36,424)	$(601)	$(52,878)	$(982)
Less: Preferred dividends	(110)	(111)	(329)	(333)

Net loss applicable to common shareholders	$(36,534)	$(712)	$(53,207)	$(1,315)

Weighted average number of common shares	64,877	13,818	48,425	9,763

Basic loss per share	$(0.56)	$(0.05)	$(1.10)	$(0.13)

Diluted:
Net loss applicable to common shareholders	$(36,534)	$(712)	$(53,207)	$(1,315)
Plus: Preferred dividends (1)	—	—	—	—
Plus: Interest on 8% subordinated convertible note payable (net of tax) (1)	—	—	—	—
Net loss for diluted loss per share	$(36,534)	$(712)	$(53,207)	$(1,315)

Weighted average number of common shares	64,877	13,818	48,425	9,763
Common stock equivalent shares — stock options	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Common stock equivalent shares — warrants	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Common stock equivalent shares representing shares “as-if” conversion of convertible subordinated note payable	Antidilutive	Antidilutive	Antidilutive	Antidilutive
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	Antidilutive	Antidilutive	Antidilutive	Antidilutive

Weighted average number of shares used in calculation of diluted loss per share	64,877	13,818	48,425	9,763

Diluted loss per share	$(0.56)	$(0.05)	$(1.10)	$(0.13)

(1)	Due to the antidilutive nature of these items, these amounts have been excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2005 and 2004.
In periods of loss, the effect of potentially dilutive options, warrants and convertible securities, is excluded from the calculation of earnings per share. The following table summarized the number of potential incremental shares that were excluded from calculations for the three and nine month periods ended September 30, 2005 and 2004:

	Period Ended September 30,
	2005	2004
	(In thousands)
Options	3,176	682
Warrants	2,722	5,832
“As-if” conversion of:
Subordinated Convertible Note Payable	—	8,750
Preferred Stock	297	299

	6,195	15,563

11. SUPPLEMENTAL GUARANTOR INFORMATION — UNAUDITED
All subsidiaries of the Company (collectively, the “Guarantor Subsidiaries”) are guarantors under indenture for the 9⅞% Notes. Condensed Consolidating Financial Statements for these Guarantor Subsidiaries are presented in the following tables.
CONDENSED CONSOLIDATING BALANCE SHEETS — UNAUDITED
As of September 30, 2005
(In thousands)

		Guarantor
	Petrohawk	Subsidiaries	Eliminations	Consolidated

Total current assets	$66,260	$31,175	$—	$97,435
Net property, plant and equipment	273,417	852,452		1,125,869
Investment in subsidiaries	874,369	—	(873,906)	463
Total other assets	113,928	31,189		145,117

Total assets	$1,327,974	$914,816	$(873,906)	$1,368,884

Total current liabilities	$150,923	$14,096	$—	$165,019
Long-term debt	460,331	—	—	460,331
Deferred taxes	71,326	88,443	—	159,769
Other long-term liabilities	191,557	(88,716)	—	102,841
Total stockholders’ equity	453,837	900,993	(873,906)	480,924

Total liabilities and stockholders’ equity	$1,327,974	$914,816	$(873,906)	$1,368,884

CONDENSED CONSOLIDATING INCOME STATEMENTS — UNAUDITED
For the Year Ended September 30, 2005
(In thousands)

		Guarantor
	Petrohawk	Subsidiaries	Eliminations	Consolidated

Revenues	$21,015	$122,499	$—	$143,514
Equity in earnings of subsidiaries	27,925	—	(27,925)	—
Expenses	152,980	76,933	—	229,913

Net earnings before income taxes	(104,040)	45,566	(27,925)	(86,399)
Income taxes (benefit)	(51,162)	17,641	—	(33,521)

Net earnings (loss)	$(52,878)	$27,925	$(27,925)	$(52,878)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — UNAUDITED
For the Year Ended September 30, 2005
(In thousands)

		Guarantor
	Petrohawk	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(52,878)	$27,925	$(27,925)	$(52,878)
Non-cash adjustments	71,658	25,569	27,925	125,152
Changes in assets and liabilities	28,511	(25,014)		3,497

Net cash provided by operating activities	47,291	28,480	—	75,771

Cash flows from investing activities:
Net property, plant & equipment	(64,423)	(83,601)		(148,024)
Gas gathering and equipment expenditures and other	(1,005)	(736)		(1,741)
Other	—	—		—

Net cash used in investing activities	(65,428)	(84,337)	—	(149,765)

Cash flows from financing activities:
Proceeds from borrowings	310,000			310,000
Repayment of borrowings	(249,000)			(249,000)
Proceeds from exercise of stock options	11,780			11,780
Dividends paid	(220)			(220)
Other	(46)			(46)

Net cash provided by financing activities	72,514	—	—	72,514

Net increase (decrease) in cash and cash equivalents	54,377	(55,857)	—	(1,480)
Cash and cash equivalents at beginning of period	4,072	1,588		5,660

Cash and cash equivalents at end of period	$58,449	$(54,269)	$—	$4,180

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and nine months ended September 30, 2005 and 2004 should be read in conjunction with our Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Petrohawk Energy Corporation Form 10-K for the year-end December 31, 2004.
Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. See Forward-Looking Information on page 27.
Overview
Petrohawk Energy Corporation is an independent oil and gas company engaged in the acquisition, development, production and exploration of natural gas and crude oil. Our exploration activities are concentrated in areas with known hydrocarbons resources, which are conducive to multi-well, repeatable drilling programs. We have assembled an experienced management team and technical staff with significant experience and expertise in property acquisitions, development and divestments, reservoir engineering, production operations, exploration and financial management. Most of the members of this team have worked together for several years at other companies.
In the first nine months of 2005, we produced 19.0 Bcfe compared to production of 2.4 Bcfe for the comparable period of the prior year. Natural gas production was 13.1 Bcf and oil production was 984.4 Mbbls for the first nine months of 2005. Oil and natural gas production in the current period increased by 16.6 Bcfe from the same period in 2004. We reported oil and gas revenues for the nine months ended September 30, 2005 of $149.7 million. This represents an increase of $135.3 million as compared to the same period of the prior year. The increase in our production and oil and natural gas revenues was principally through acquisitions and increases in our realized commodity prices. We focus on properties within our core operating areas that have significant proved reserve components and which management believes have additional development and exploration opportunities.
In August and September 2005, hurricanes Katrina and Rita disrupted production within our producing areas, but no significant permanent damage has been identified. All onshore and operated drilling activities have returned to pre-storm levels. We will continue to assess storm-related delays related to non-operated properties. However, we do anticipate all production to return to pre-storm levels by year end.
In the first nine months of 2005, natural gas prices were higher than the comparable period of the prior year and our financial results reflect their impact. Our realized natural gas equivalent price increased $1.78 per Mcfe, or 29% to $7.88 compared to the $6.12 per Mcfe realized in the same period of the prior year. Commodity prices are determined by factors that are outside of our control. Historically, commodity prices have been volatile and we expect them to remain volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, NGLs and crude oil prices, and therefore, cannot accurately predict revenues.
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
Capital Resources and Liquidity
Our primary sources of cash during the first nine months of 2005 were stock issuances and borrowings. Both were used to finance the acquisitions of Mission Resources and Proton. Our next largest source of cash was operating and investing activities. Funds obtained from operating activities were generated from the production and sale of natural gas and crude oil. Funds obtained from investing activities were generated from proceeds from the sale of certain royalty properties. Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes. Prices for natural gas and crude oil have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. Working capital is substantially influenced by these variables. Working capital at September 30, 2005 was adversely impacted by the current portion of the unrealized mark-to-market derivative liability. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. Cash flows provided by operating activities were primarily used to fund exploration and development expenditures. See below for additional discussion and analysis of cash flow.
Net increase in cash and cash equivalents is summarized as follows (In thousands):

	Nine Months Ended
	September 30,
	2005	2004
Cash flows provided by operating activities	$75,771	$3,313
Cash flows used in investing activities	(149,765)	(9,066)
Cash flows (used in) provided by financing activities	72,514	38,739

Net increase (decrease) in cash and cash equivalents	$(1,480)	$32,986

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2005 increased $72.5 million from the same period in 2004. This increase was primarily due to an increase in sales volumes attributable to the Wynn-Crosby, Proton and Mission acquisitions as well as increases in commodity prices. Average realized prices for the first nine months increased 29% from $6.12 Mcfe in 2004 to $7.88 Mcfe in 2005. Production volumes increased from 2,351 Mmcfe to 18,995 Mmcfe for the nine months ended September 30, 2004 and 2005, respectively. We are unable to predict future commodity prices, and as a result cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. The key component of cash used by investing activities is acquisitions. The acquisitions of Proton Oil and Gas Corporation and Mission Resources Corporations in 2005 used approximately $148.4 million. Capital spending for exploration and development is also increasing, using most of the proceeds from sale of the royalty properties and other non-core assets. We establish the budget for these amounts based on our current estimate of future commodity prices. Due to the volatility of commodity prices our budget may be periodically adjusted during any given year.
Financing Activities. Cash flows provided by financing activities were $72.5 million for the nine months ended September 30, 2005. Cash flows provided by financing activities were $38.7 million for the nine months ended September 30, 2004. Cash flows provided by financing activities in the first nine months of 2005 were the result of increased borrowings, primarily to fund acquisitions, offset by the proceeds from the exercise of stock options.
At September 30, 2005, we had $170 million of debt outstanding under our revolving credit facility, which provides for a borrowing based of $280 million, which can be expanded up to $400 million, with bank approval. It is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the banks’ petroleum engineer) and other assets. We strive to manage our debt at a level below the available credit line in order to maintain excess borrowing capacity. Management believes that we have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including potential acquisitions.
Contractual Obligations
We have no material long-term commitments associated with our capital expenditure plans or operating agreements. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of capital expenditures will vary in future periods depending on the success we have with our acquisition, developmental and exploration activities in future periods, gas and oil price conditions and other related economic factors. We currently expect to spend approximately $32 million during the fourth quarter of 2005 on our drilling program. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.
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

Results of Operations
Quarters ended September 30, 2005 and 2004
We reported a net loss of $36.4 million for the three months ended September 30, 2005 compared to a net loss of $0.6 million for the comparable period in 2004. The net loss in 2005 resulted from a non-cash unrealized derivative loss of $74.9 million. The following table summarizes key items of comparison for the periods indicated.

	Three Months Ended
In Thousands (Except price and per Mcfe amounts)	September 30,
			Increase
	2005	2004	(Decrease)
Net loss	$(36,424)	$(601)	$(35,823)
Oil and gas sales	81,447	5,589	75,858
Production expenses:
Lease operating	10,276	887	9,389
Workover and other	941	36	905
Taxes other than income	6,405	291	6,114
Gathering, transportation and other	515	—	515
General and administrative:
General and administrative	5,782	1,597	4,185
Stock-based compensation	780	898	(118)
Accretion expense	332	23	309
Depletion — Full cost	22,184	1,146	21,038
Depreciation — Other	214	125	89
Net loss on derivative contracts:
Unrealized loss on derivative contracts	(74,912)	(592)	(74,320)
Realized loss on derivative contracts	(8,673)	—	(8,673)
Interest expense and other (1)	(9,923)	(656)	(9,267)
Income tax benefit (expense)	23,066	61	23,005

Production:
Natural Gas — Mmcf	6,102.9	604.9	5,498.0
Crude Oil — Mbbl	488.2	44.6	443.6
Natural Gas Equivalent — Mmcfe	9,032.1	872.8	8,159.3
Daily Production — Mmcfe	98.2	9.5	88.7

Average sales price per unit (2):
Gas price per Mcf	$8.47	$6.03	$2.44
Oil price per Bbl	60.87	42.18	18.69
Equivalent price per Mcfe	9.02	6.34	2.68

Average cost per Mcfe:
Lease operating	1.14	1.02	0.12
Workover and other	0.10	0.04	0.06
Taxes other than income	0.71	0.33	0.38
Gathering, transportation and other	0.06	—	0.06
General and administrative	0.64	1.83	(1.19)
Depletion — full cost	2.46	1.31	1.15

(1) Includes $2.9 million related to the modification of the Term Loan during the third quarter of 2005.

(2) Amounts exclude the realized and unrealized impact of derivatives, as the Company does not apply hedge accounting.

For the three months ended September 30, 2005, oil and gas sales increased $75.8 million from the comparable period in 2004, to $81.4 million. The increase for the three months was primarily due to an increase in volumes of 9.0 bcfe as a result of the acquisition of Mission Resources in July 2005. Higher commodity prices led to an approximate $24.2 million increase in revenues from the comparable period in 2004 as our realized average price per Mcfe for the three month period increased $2.68 in 2005 to $9.02 from $6.34 in 2004.
Lease operating expenses increased $9.4 million for the three months ended September 30, 2005 as compared to the same period in 2004. The increase was primarily due to the acquisition of Mission Resources in July 2005, the acquisition of Wynn-Crosby in November 2004, the acquisition of Proton in February 2005 and the sale of certain royalty interest properties in 2005 that were acquired from Wynn-Crosby.
Taxes other than income increased $6.1 million for the three months ended September 30, 2005 as compared to the same period in 2004 due to a corresponding increase in natural gas and crude oil revenues. The largest portion of taxes other than income are production and severance taxes which are generally assessed as a percentage of gross oil and natural gas sales.
General and administrative expenses for the three months ended September 30, 2005 increased $4.2 million to $5.8 million compared to the same period in 2004. This increase was primarily due to the acquisition of Mission Resources in July of 2005. Employee headcount almost doubled with the Merger on July 28, 2005, increasing several categories of administrative expenses such as salaries, benefits, office expenses. Additionally, office expenses increased from prior year due primarily to an increase in office rent associated with the Company’s relocation of the corporate office to Houston, Texas and the acquisition of additional space to house the employees from Mission. In January 2005, we made the decision to bring the previously outsourced accounting function back in house and expect these costs to decrease in the second half of 2005. The decrease in the outsource fee has been partially offset by an increase in costs associated with an internal accounting department. Sarbanes Oxley Act compliance efforts have cost approximately $0.3 million for the third quarter of 2005. General and administrative expenses have decreased significantly on a per Mcfe basis from $1.83 per Mcfe in the three months ended September 30, 2004 to $0.64 per Mcfe in the comparable period of 2005 as production has increased more than expenses.
Depletion expense increased $21.0 million from the same period in 2004 to $22.2 million for the three months ended September 30, 2005. Depletion for oil and gas properties is calculated using the unit of production method, which amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased $1.15 per Mcfe to $2.46 per Mcfe. This increase is primarily due to the acquisitions of Wynn-Crosby and Mission Resources.
Periodically, we enter into derivative commodity instruments to hedge our exposure to price fluctuations on natural gas and crude oil production. For the three months ended September 30, 2005, the Company had $8.7 million of realized losses and $74.9 million of unrealized losses for a total net loss of $83.6 million. See “Item 3: Quantitative and Qualitative Disclosures about Market Risk” for additional information about the Company’s open positions and their current values.
Interest expense and other for the third quarter of 2005 increased $9.6 million from the same period in 2004. This increase is primarily due to the additional debt incurred in conjunction with the Mission Resources and Wynn-Crosby acquisitions. Mission’s $130.0 million principal 9 7/8% Notes were assumed by the Company. Interest on those notes is approximately $3.0 million per quarter. Both the Company’s Term Loan and Revolving Credit Facility were expanded on July 28, 2005, with and additional $25 million and $117 million, respectively, borrowed. Additionally, a loss on extinguishments of debt of approximately $2.9 million was recorded because the expansion of the Company’s Term loan was considered a significant modification of such debt.
Income tax benefit for the third quarter of 2005 increased $23.0 million from the prior year. The increase from prior year is primarily due to the Company’s pre-tax net loss of approximately $59.5 million for the third quarter of 2005 compared to a pre-tax net loss of $0.6 million for the third quarter of 2004.

Nine Months ended September 30, 2005 and 2004
We reported a net loss of $78.0 million for the nine months ended September 30, 2005 compared to a net loss of $1.0 million for the comparable period in 2004. The net loss in 2005 resulted primarily from a non-cash unrealized derivative loss of $109.5 million.
The following table summarizes key items of comparison for the periods indicated.

	Nine Months Ended
	September
			Increase
In Thousands (Except price and per Mcfe amounts)	2005	2004	(Decrease)
Net loss	$(52,878)	$(982)	$(51,896)
Oil and gas sales	149,957	14,629	135,328
Production expenses:
Lease operating	19,826	2,531	17,295
Workover and other	2,180	53	2,127
Taxes other than income	10,842	780	10,062
Gathering, transportation and other	1,135	5	1,130
General and administrative:
General and administrative	13,258	4,017	9,241
Stock-based compensation	3,003	2,925	78
Accretion expense	716	69	647
Depletion — Full cost	44,087	2,168	41,959
Depreciation — Other	435	1,364	(969)
Net loss on derivative contracts:
Unrealized loss on derivative contracts	(109,541)	(592)	(108,949)
Realized loss on derivative contracts	(11,027)	—	(11,027)
Interest expense and other (1)	(20,306)	(1,131)	(19,175)
Income tax benefit (expense)	33,521	24	33,497

Production:
Natural Gas — Mmcf	13,089.3	1,662.7	11,426.6
Crude Oil — Mbbl	984.1	114.7	869.4
Natural Gas Equivalent — Mmcfe	18,993.9	2,350.8	16,643.1
Daily Production — Mmcfe	69.6	8.6	61.0

Average sales price per unit (2):
Gas price per Mcf	$7.34	$6.03	$1.31
Oil price per Bbl	54.46	37.93	16.53
Equivalent price per Mcfe	7.88	6.12	1.76

Average cost per Mcfe:
Lease operating	1.04	1.08	(0.04)
Workover and other	0.11	0.02	0.09
Taxes other than income	0.57	0.33	0.24
Gathering, transportation and other	0.06	0.00	0.06
General and administrative	0.70	1.71	(1.01)
Depletion — full cost	2.32	0.92	1.40

(1) Includes a charge of $3.5 million related to the conversion of the PHAWK Note and $2.9 million related to the modification of the Term Loan.

(2) Amounts exclude the realized and unrealized impact of derivatives, as the Company does did not apply hedge accounting.

For the nine months ended September 30, 2005, oil and gas sales increased $135.3 million from the comparable period in 2004, to $149.9 million. The increase for the nine months was primarily due to an increase in volumes of 16.6 Mmcfe as a result of the acquisitions of Wynn-Crosby in November 2004 and Mission Resources in July 2005. Higher commodity prices led to an approximate $17.5 million increase in revenues from the comparable period in 2004 as our realized average price per Mcfe for the nine month period increased $1.76 in 2005 to $7.88 from $6.12 in 2004.
Lease operating expenses increased $17.3 million for the nine months ended September 30, 2005 as compared to the comparable period in 2004. The increase was primarily due to the acquisition of Wynn-Crosby in November 2004, the acquisition of Proton in February 2005 and the acquisition of Mission Resources in July 2005.
Taxes other than income increased $10.1 million for the nine months ended September 30, 2005 as compared to the same period in 2004 due to a corresponding increase in natural gas and crude oil revenues. Taxes other than income are generally assessed as a percentage of gross oil and natural gas sales.
General and administrative expenses for the nine months ended September 30, 2005 increased $9.2 million to $13.3 million compared to the same period in 2004. This increase was primarily due to changes in several items as a result of the Wynn-Crosby, Proton and Mission Resources acquisitions. Office expenses increased with the Company’s relocation of the corporate office to Houston, Texas and expansion of the office following the July 2005 acquisition of Mission Resources. Salaries and benefits increased with the addition of new staff. From September 30, 2004 through September 30 2005 employee headcount increased by 64 driven by the decision to bring the previously outsourced accounting function back in house and the acquisition of more oil and properties. Transition costs associated with bringing the accounting function in house included approximately $1.9 million in contract services. Such costs are decreasing in the second half of 2005 and the decrease in the outsource fee is now partially offsetting the increased costs associated with an internal accounting department. Sarbanes Oxley Act compliance efforts have cost approximately $0.8 million year to date.
Depletion expense increased $42.0 million from the same period in 2004 to $44.1 million. Depletion for oil and gas properties is calculated using the unit of production method, which amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased $1.40 per Mcfe to $2.3 in 2005 from $0.92 in 2004. This increase is primarily due to the acquisition of Wynn-Crosby in 2004 and Mission Resources in 2005.
Periodically, we enter into derivative commodity instruments to hedge our exposure to price fluctuations on natural gas and crude oil production. At September 30, 2005, the Company had a $132.7 million derivative liability, $86.4 million of which is classified as current. In addition, the Company had $11.0 million of realized losses and $109.5 million of unrealized losses which resulted in a net derivative loss of $120.6 million for the nine months ended September 30, 2005.
Interest expense and other for the nine months ended September 30, 2005 increased $19.2 million from the same period in 2004. This increase is primarily due to the expensing of debt issue costs, a one-time payment made upon conversion of the PHAWK Note during the second quarter of 2005 and the assumption of Mission’s $130 million face value 9 7/8% Notes. Interest on the 9 7/8% Notes is approximately $2.9 million per quarter.
On June 30, 2005, the Company entered into an agreement with PHAWK, LLC to convert the PHAWK Note to shares of stock. The original agreement contained a provision providing for conversion into 8.75 million shares of Petrohawk common stock at any time after May 25, 2006. In consideration of the early conversion, the Company made a payment of $2.4 million, representing interest payable on the PHAWK Note through May 25, 2006, discounted at 10%. In conjunction with the conversion, the Company expensed $1.1 million of net debt issuance costs that were being amortized over the remaining life of the note. These charges are reflected in interest expense and other on the consolidated statement of operations.
In conjunction with the acquisition of Mission, the Company modified its Term Loan. This modification increased the Company’s borrowing capacity from $50 million to $150 million and was appropriately treated as an extinguishment of debt for accounting purposes. This treatment resulted in a charge of approximately $2.9 million in the third quarter of 2005. This charge is included in the interest expense and other line of the consolidated statement of operations.
Income tax benefit increased $33.5 million from the prior year. The increase from prior year is primarily due to the Company’s pre-tax net loss of approximately $86.4 million for the nine months ended September 30, 2005 compared to a pre-tax net loss of $1.0 million for the same period in 2004.

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
In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion 29 (SFAS 153). The statement requires that nonmonetary exchanges must be recorded at fair value and the appropriate gain or loss must be recognized so long as the fair value is determinable and the transaction has commercial substance. According to this statement, companies can no longer use the similar productive assets concept to account for nonmonetary exchanges at book value with no gain or loss being recognized. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement did not impact the Company’s operating results, financial position or cash flows in upon adoption, but may impact future periods if such a nonmonetary exchange occurs.
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
Our hedging policy is designed to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our hedging arrangements apply to only a portion of our current and anticipated production and provide only partial price protection against declines in oil and gas prices. These hedging arrangements may expose us to risk of financial loss and limit the benefit to us of increases in price. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges. Please read the discussion below related to commodity collars and price swaps.
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
At September 30, 2005, the Company had 65 open positions: 33 natural gas price collar arrangements, one natural gas price swap arrangements, one crude oil price swap arrangement and 30 crude oil collar arrangements. The Company has elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, records the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.
At September 30, 2005, the Company had a $132.7 million derivative liability, $86.4 million of which is classified as current. In addition, the Company had $11.0 million of realized losses and $109.5 million of non-cash unrealized losses which resulted in a net loss of $120.5 million for the nine months ended September 30, 2005. For the three months ended September 30, 2005, the Company had $8.7 million of realized losses and $74.9 million of non-cash unrealized losses for a total net loss of $83.6 million.
During the third quarter of 2004, the Company entered into natural gas derivative contracts to hedge a portion of its natural gas production for calendar year 2005. The derivative contracts are comprised of costless collars covering volumes of approximately 135,000 Mmbtu per month in 2005. During third quarter and for the year-to-date period ending September 30, 2004, the Company recognized an unrealized non-cash loss on the mark-to-market valuation of the natural gas derivative contracts of $0.6 million. During the nine months ended September 30, 2004, the Company had no outstanding hedge contracts related to crude oil production.
Natural Gas
At September 30, 2005, the Company had the following natural gas costless collar positions:

		Contract Price per Mmbtu
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Mmbtu's	Price Range	Average Price	Price Range	Average Price
October 2005 - December 2005	4,437,000	$4.25 - $7.00	$5.78	$5.14 - $10.05	$8.57
January 2006 - December 2006	15,175,000	5.00 - 6.26	5.79	7.08 - 10.87	9.05
January 2007 - December 2007	6,530,000	5.30 - 6.00	5.69	7.12 - 13.35	10.60
January 2008 - December 2008	3,600,000	5.00 - 5.15	5.05	6.45 - 6.71	6.53
At September 30, 2005, the Company had the following natural gas swap position:

Contract Price per Mmbtu
Swaps
	Volume in	Weighted
Period	Mmbtu’s	Average Price
January 2007 - December 2007	1,200,000	$6.06

Crude Oil
At September 30, 2005, the Company had the following crude oil costless collar positions:

		Contract Price per Bbl
		Collars
		Floors		Ceilings
	Volume in	Price /	Weighted	Price /	Weighted
Period	Bbls	Price Range	Average Price	Price Range	Average Price
October 2005 - December 2005	426,600	$26.00 - $46.65	$36.99	$27.09 - $63.30	$45.83
January 2006 - December 2006	1,338,750	26.03 - 45.48	38.17	30.15 - 62.70	50.78
January 2007 - December 2007	240,000	35.00 - 36.00	35.30	43.20 - 45.75	43.97
January 2008 - December 2008	60,000	34.00	34.00	45.30	45.30
At September 30, 2005, the Company had the following crude oil swap position:

Contract Price per Bbl
Swaps
	Volume in	Weighted
Period	Bbls	Average Price
January 2008 - December 2008	144,000	$38.10
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

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
On July 28, 2005, we held our annual meeting of stockholders at which meeting the following six proposals were voted upon and approved, each receiving the number of votes under the respective proposal:
1. The election of the following two individuals to serve as Class 1 directors until their successors are duly elected in 2008 or until their earlier death, resignation or removal:

Director Nominee	Shares For	Shares Against
a. Floyd C. Wilson	32,891,757	902,162
b. Tucker S. Bridwell	33,534,636	259,283
2. The approval of the issuance of shares of our common stock, par value $.001 per share, pursuant to the Agreement and Plan of Merger dated April 3, 2005, as amended, by and among Petrohawk, our wholly owned subsidiary Petrohawk Acquisition Corporation and Mission Resources Corporation:

Shares For	Shares Against	Shares Abstaining or Withheld
29,058,306	63,595	7,699
3. The amendment of our certificate of incorporation to increase the number of authorized shares of common stock from 75 million shares to 125 million shares:

Shares For	Shares Against	Shares Abstaining or Withheld
27,684,562	201,694	1,243,344
4. The amendment of our Amended and Restated 2004 Employee Incentive Plan to increase the number of authorized shares of common stock under the plan from 2.75 million shares to 4.25 million shares:

Shares For	Shares Against	Shares Abstaining or Withheld
25,579,792	2,296,075	1,253,733
5. The amendment of our Amended and Restated 2004 Non-Employee Director Incentive Plan to increase the number of authorized shares of common stock under the plan from 200,000 shares to 400,000 shares:

Shares For	Shares Against	Shares Abstaining or Withheld
25,580,431	2,294,415	1,254,755
6. The ratification of the appointment of Deloitte & Touche LLP as our independent auditor for the year ended December 31, 2005:

Shares For	Shares Against	Shares Abstaining or Withheld
33,749,833	24,625	19,461

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

3.1	Certificate of Incorporation for Petrohawk Energy 2004 Corporation (Incorporated by reference to Exhibit 3.1 to the Form S-8 that we filed on July 29, 2004)

3.2	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004)

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005)

3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.2 of our Third Quarter 2004 Form 10-Q filed on August 13, 2004)

4.1
Form of Warrant Agreement covering warrants issued to employees as employment inducements (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004)

4.2
Warrant Agreement between Beta Oil & Gas, Inc. and Brookstreet Securities dated July 30, 1999 (Incorporated by reference to Exhibit 4.2 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10-K filed on March 26, 2004)

4.3
Form of Warrant Agreement with suppliers, service providers and other third parties (Incorporated by reference to Exhibit 4.3 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10-K filed on March 26, 2004)

4.4	Certificate of Designation of Beta Oil & Gas, Inc.’s 8% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Beta’s Form 8-K filed on July 3, 2001)

4.5
Certificate of Designation, Preferences, Rights and Limitations of Series B 8% Automatically Convertible Preferred Stock of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 24, 2004)

4.6
Warrant Agreement between Beta Oil & Gas, Inc. and its preferred shareholders, including Warrant Certificates A and B (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Form 8-K filed on July 3, 2001)

4.7
Registration Rights Agreement dated April 1, 2005 among Petrohawk Energy Corporation and the certain parties set forth on Exhibit A of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.6 of our First Quarter 2005 Form 10-Q filed on May 12, 2005)

4.8
Registration Rights Agreement dated November 23, 2004, among Petrohawk Energy Corporation and Friedman, Billings, Ramsey & Co., Inc. (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on November 24, 2004)

4.9
Registration Rights Agreement, dated May 25, 2004, between Beta and PHAWK, LLC (Incorporated by reference to Exhibit 4.11 to our Registration Statement No. 333-120881 on Form S-3 filed December 1, 2004)

10.1
The Petrohawk Energy Corporation Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on August 18, 2004)

10.2
The Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005)

10.3
Form of Stock Option Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan. (Incorporated by reference to Exhibit 10.3 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005)

10.4
Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan. (Incorporated by reference to Exhibit 10.4 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005)

10.5
Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.5 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005)

10.6
The Petrohawk Energy Corporation Second Amended and Restated 2004 Employee Incentive Plan, (Incorporated by reference to Exhibit 4.2 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005)

10.7
Form of Stock Option Agreement for the Second Amended and Restated 2004 Employee Incentive Plan. (Incorporated by reference to Exhibit 10.7 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005)

10.8
Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005)

10.9
Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.9 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005)

10.10
Mission Resources Corporation 1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 of Mission Resources Corporation’s Registration Statement No. 33-76570 filed on March 17, 1994) (File No. 000-9498)

10.11
Mission Resources Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit A of Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on October 21, 1996) (File No. 000-9498)

10.12
Mission Resources Corporation 2004 Incentive Plan (Incorporated by reference to Appendix C to Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on March 30, 2004) (File No. 000-9498)

10.13
Nonstatutory Stock Option Grant Agreement dated as of November 1, 2004, between Mission Resources Corporation and Thomas C. Langford (Incorporated by reference to Exhibit 10.1 to Mission Resources Corporation’s Current Report on Form 8-K filed on November 2, 2004) (File No. 000-9498)

10.14
Nonstatutory Stock Option Grant Agreement dated as of March 14, 2005, between Mission Resources Corporation and William R. Picquet (Incorporated by reference to Exhibit 10.2 to Mission Resources Corporation’s Current Report on Form 8-K filed on March 16, 2005) (File No. 000-9498)

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

10.27
Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to the Company’s 9-7 / 8 % Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004)

10.28
First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005)

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (Third Quarter 2005 Form 10-Q)

31.2	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (Third Quarter 2005 Form 10-Q)

32.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (Third Quarter 2005 Form 10-Q)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROHAWK ENERGY CORPORATION
Date: November 10, 2005	By:	/s/ Floyd C. Wilson
Floyd C. Wilson
Chief Executive Officer and President

	By:	/s/ Shane M. Bayless
Shane M. Bayless
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (Third Quarter 2005 Form 10‑Q)

31.2	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002 (Third Quarter 2005 Form 10-Q)

32.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (Third Quarter 2005 Form 10-Q)