Form 10-K/A
period 2005-12-31
PETROHAWK ENERGY CORP
filed 2006-04-28
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 000-25717

PETROHAWK ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0876964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1100 Louisiana, Suite 4400, Houston, Texas 77002

(Address of principal executive offices including ZIP code)

(832) 204-2700

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NASDAQ National Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

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

As of April 17, 2006, there were 83,592,630 shares of Common Stock outstanding.

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 14, 2006, and is being filed to include the information required by Part III of Form 10-K. In addition, the cover page has been updated. The information required by Items 10-14 of Part III are no longer being incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting. As a result of this amendment, we are also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth the names and ages of all Petrohawk Energy Corporation (“Petrohawk”) directors, the length of their continuous service as a director of Petrohawk, their membership in board committees, and the positions in Petrohawk held by them:

Directors	Since	Age	Position	Expiration of Term
Floyd C. Wilson	May 2004	59	Chairman of the Board, President, Chief Executive Officer, Director	2008
Tucker S. Bridwell(1)	May 2004	54	Director	2008
James L. Irish III(1)	May 2004	61	Director	2006
David B. Miller	May 2004	56	Director	2007
Thomas R. Fuller	March 2006	58	Director	2007
Daniel A. Rioux(2)(3)	July 2004	38	Director	2007
Robert C. Stone, Jr.(1)	September 2000	57	Director	2006
Herbert C. Williamson, III(2)(3)	July 2005	57	Director	2006
David A.B. Brown(2)(3)	July 2005	62	Director	2008

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating committee

Floyd C. Wilson was elected as the Chairman of the Board, President and Chief Executive Officer, and appointed Director, of Petrohawk on May 25, 2004 and was elected as a director on July 15, 2004. He is an owner, President and Chief Executive Officer of PHAWK, LLC which he founded in June 2003. Mr. Wilson was the Chairman and Chief Executive Officer of 3TEC Energy Corporation from August 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Wilson founded W/ E Energy Company L.L.C., formerly known as 3TEC Energy Company L.L.C. in 1998 and served as its President until August 1999. Mr. Wilson began his career in the energy business in Houston, Texas in 1970 as a completion engineer. He moved to Wichita, Kansas in 1976 to start an oil and gas operating company, one of several private energy ventures which preceded the formation of W/ E Energy Company L.L.C. Mr. Wilson founded Hugoton Energy Corporation in 1987, and served as its Chairman, President and Chief Executive Officer. In 1994, Hugoton completed an initial public offering and was merged into Chesapeake Energy Corporation in 1998.

James L. Irish III was appointed as a director on May 25, 2004 and was elected as a director on July 15, 2004. Mr. Irish served as a director of 3TEC Energy Corporation from 2002 until June 2003. Mr. Irish is currently of counsel with Thompson & Knight LLP, a Texas based law firm. Mr. Irish has been an attorney with Thompson & Knight LLP serving in various capacities, including Managing Partner, since 1969.

Robert C. Stone, Jr. has served as a director since September 2000 and was reelected as a director on July 15, 2004. Currently, Mr. Stone serves as Senior Vice President/ Manager of Energy Lending at Whitney National Bank in New Orleans, Louisiana and has been employed there since 2000. Prior to this position, Mr. Stone was Manager of Energy Technical Services, Energy/ Maritime Division at Hibernia National Bank from 1998 to 2000 that included evaluation responsibilities for all syndicated and direct lending E&P segment clients. Mr. Stone has held senior management positions in energy banking for over 20 years, with emphasis on small-cap, public and private producers. His experience includes underwriting and managing senior debt, mezzanine and private equity to the independent sector. He began his banking career as an engineer with First National Bank of Commerce in New Orleans in 1983 after working in various engineering positions with Exxon Company, U.S.A. for seven years. He was also a Founding Governor of the City Energy Club of New Orleans and is involved with many civic organizations in New Orleans where he still resides. Mr. Stone holds both a B.S. and M.S. in Engineering from the University of Houston.

Herbert C. Williamson, III was appointed as a director on July 28, 2005. Mr. Williamson has over 30 years of experience in the oil and gas industry and investment banking business. Most recently, he served as director and chairman of the special committee of Pure Resources in connection with the tender offer made by Unocal. He was also both a director and chief financial officer of Merlon Petroleum Company, a private oil and gas company engaged in exploration and production in East Texas and Egypt. Mr. Williamson also served as vice chairman and executive vice president for Parker & Parsley Petroleum Company, now Pioneer Natural Resources Company. Mr. Williamson has had a distinguished career in the investment banking business. He was an investment banker with Petrie Parkman & Company and prior to that he was director of the Energy Group at Credit Suisse First Boston. He has also held positions with Lehman Brothers and Jones, Loyd & Webster Inc. Mr. Williamson also currently serves on the board of directors of Toreador Resources Corp. and Westside Energy Corp.

Tucker S. Bridwell was appointed as a director on May 25, 2004 and was elected as a director on July 15, 2004. Mr. Bridwell has been the President of Mansefeldt Investment Corporation and the Dian Graves Owen Foundation since September 1997 and manages investments for both entities. He has been in the energy business in various capacities for over 25 years. Mr. Bridwell served as chairman of First Permian, LLC from 2000 until its sale to Energen Corporation in April 2002. He is a certified public accountant and holds B.B.A and M.B.A degrees from Southern Methodist University.

David B. Miller was appointed as a director on May 25, 2004 and was elected as a director on July 15, 2004. He is Senior Managing Director and co-founder of EnCap Investments L.P., an investment management and merchant banking firm focused on the upstream and midstream sectors of the oil and gas industry that was founded in 1988. Prior to the formation of EnCap Investments L.P., Mr. Miller co-founded and served as President and Managing General Partner of PMC Reserve Acquisition Company, a partnership with Pitts Energy Group. Prior to the establishment of EnCap, Mr. Miller served as Co-Chief Executive Officer of MAZE Exploration Inc., a Denver, Colorado, based oil and gas company he co-founded in 1981. Before forming MAZE, Mr. Miller was a Vice President in the Energy Department of Republic National Bank of Dallas from 1974 to 1980. Mr. Miller served as a director of 3TEC Energy Corporation from 1999 until June 2003 and of Denbury Resources, Inc. from July, 2001 to February, 2004. Mr. Miller holds M.B.A. and B.B.A. degrees from Southern Methodist University, and he currently sits on the Executive Board of the Edwin L. Cox School of Business at SMU. Mr. Miller currently serves on the board of directors of Stroud Energy, Ltd, Cordillera Energy Partners II, LLC, and CornerStone Natural Resources.

Daniel A. Rioux was elected as a member our board of directors on July 15, 2004. Mr. Rioux is the Vice President and Treasurer of Liberty Energy Holdings, LLC, which invests in oil and gas exploration and production, as well as related private equity transactions, on behalf of its insurance company parent. Prior to joining Liberty Energy Holdings, LLC, Mr. Rioux was Vice President of Liberty Energy Corporation, now a subsidiary of Liberty Energy Holdings, LLC, which invests in oil and gas exploration and production, as well as related private equity transactions, on behalf of its insurance company parent. Mr. Rioux holds a B.S. in Finance from Bryant College and an M.B.A from Babson College (F.W. Olin School of Business). Mr. Rioux is on the board of directors of LE GP, LLC, general partner of Energy Transfer Equity, L.P.

Thomas R. Fuller was appointed as a director on February 6, 2006. Mr. Fuller is a principal of Diverse Energy Management Co., a private upstream acquisition, drilling and production company which also invests in other energy-related companies. Mr. Fuller has over 30 years of experience in the energy and financing industries and is a Registered Professional Engineer in Texas. Mr. Fuller received degrees from the University of Wyoming and the Louisiana State University School of Banking of the South.

David A.B. Brown was appointed as a director on July 28, 2005. Mr. Brown has 30 years of experience in the energy industry including financial and strategic direction, mergers and acquisitions, and reorganization. Mr. Brown is president of The Windsor Group, Inc., a consulting firm that focuses on energy related issues facing oilfield services and engineering companies. Prior to his position at The Windsor Group, Mr. Brown was with Touche Ross, Braxton Associates and Boston Consulting Group. Mr. Brown also currently serves on the board of directors for EMCOR Group, Inc., NS Group, Inc., Pride International Inc. and Layne Christensen Co.

Five of our current directors, Messrs. Wilson, Irish, Miller, Rioux and Bridwell, were originally nominated to serve in such capacity, at least in part, due to their affiliation with PHAWK, LLC, which acquired control of Petrohawk in May of 2004.

Audit Committee Member Independence and Audit Committee Financial Expert

Petrohawk’s board of directors has determined that each of the current members of the audit committee, as identified above, is independent for purposes of serving on the audit committee under the applicable NASDAQ rules and federal law, and otherwise meets the requirements of the audit committee charter, the applicable NASDAQ rules, and the Corporate Governance Guidelines applicable to audit committee members. Petrohawk’s board of directors has also determined that each current member of the audit committee is financially literate under the applicable NASDAQ rules and that Mr. Stone qualifies as an “audit committee financial expert” under such NASDAQ rules and Item 401(k) of Regulation S-K.

Executive Officers

The following table sets forth the names and ages of our executive officers, the length of their service as officers and the positions in Petrohawk held by them.

Executive Officers	Since	Age	Position
Floyd C. Wilson	May 2004	59	Chairman of the Board, President and Chief Executive Officer
Stephen W. Herod	May 2004	47	Executive Vice President — Corporate Development
Shane M. Bayless	May 2004	39	Executive Vice President — Chief Financial Officer and Treasurer
Richard K. Stoneburner	May 2004	52	Executive Vice President — Exploration
Larry L. Helm	July 2004	58	Executive Vice President — Chief Administrative Officer
Richard H. Smith	November 2004	48	Vice President — Land
Mark J. Mize	July 2005	34	Vice President, Chief Accounting Officer and Controller
Timothy R. Weddle	August 2005	59	Vice President — Operations

Our executive officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified. The following information is provided about our current executive officers:

Floyd C. Wilson was appointed as the Chairman of the Board, President, Chief Executive Officer and Director on May 25, 2004. He is an owner, President and Chief Executive Officer of PHAWK, LLC (formerly Petrohawk Energy, LLC) which he founded in June 2003. Mr. Wilson was the Chairman and Chief Executive Officer of 3TEC Energy Corporation from August 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Wilson founded W/ E Energy Company L.L.C., formerly known as 3TEC Energy Company L.L.C. in 1998 and served as its President until August 1999. Mr. Wilson began his career in the energy business in Houston in 1970 as a completion engineer. He moved to Wichita in 1976 to start an oil and gas operating company, one of several private energy ventures which preceded the formation of W/ E. Mr. Wilson founded Hugoton Energy Corporation in 1987, and served as its Chairman, President and Chief Executive Officer. In 1994, Hugoton completed an initial public offering and was merged into Chesapeake Energy Corporation in 1998.

Stephen W. Herod was appointed as Vice President — Corporate Development on May 25, 2004. Effective August 1, 2005, Mr. Herod was appointed Executive Vice President – Corporate Development. He was employed by PHAWK from its formation in June 2003 until May 2004. He served as Executive Vice President — Corporate Development for 3TEC Energy Corporation from December 1999 until its merger with Plains Exploration & Production Company in June 2003 and as Assistant Secretary from May 2001 until June 2003. Mr. Herod served as a director of 3TEC from July 1997 until January 2002. Mr. Herod served as the Treasurer of 3TEC from 1999 until 2001. From July 1997 to December 1999, Mr. Herod was Vice President — Corporate Development of 3TEC. Mr. Herod served as President and a director of Shore Oil Company from April 1992 until the merger of Shore with 3TEC’s predecessor in June 1997. He joined

Shore’s predecessor as Controller in February 1991. Mr. Herod was employed by Conquest Exploration Company from 1984 until 1991 in various financial management positions, including Operations Accounting Manager. From 1981 to 1984, Superior Oil Company employed Mr. Herod as a financial analyst.

Shane M. Bayless was appointed as Vice President — Chief Financial Officer and Treasurer on May 25, 2004. Effective August 1, 2005, Mr. Bayless was appointed Executive Vice President – Chief Financial Officer and Treasurer. He was employed by PHAWK from its formation in June 2003 until May 2004. He was Vice President and Controller of 3TEC from July 2000 until 3TEC’s merger with Plains Exploration & Production Company in June 2003. Mr. Bayless served as the Treasurer of 3TEC from March 2001 until June 2003. Prior to joining 3TEC, Mr. Bayless was employed by Encore Acquisition Company as Vice President and Controller from 1998 to 2000. Mr. Bayless worked as the Controller from 1996 to 1998 and as the Accounting Manager from 1993 to 1996 at Hugoton. From 1990 to 1993, Mr. Bayless was an Audit Senior with Ernst & Young LLP. He is a Certified Public Accountant.

Richard K. Stoneburner was appointed as Vice President — Exploration on May 25, 2004. Effective August 1, 2005, Mr. Stoneburner was appointed Executive Vice President – Exploration. He was employed by PHAWK from its formation in June 2003 until May 2004. He joined 3TEC in August 1999 and was its Vice President — Exploration from December 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Stoneburner was employed by W/ E Energy Company as District Geologist from 1998 to 1999. Prior to joining 3TEC, Mr. Stoneburner worked as a geologist for Texas Oil & Gas, The Reach Group, Weber Energy Corporation, Hugoton and, independently through his own company, Stoneburner Exploration, Inc. Mr. Stoneburner has over 25 years of experience in the energy business.

Larry L. Helm was appointed Vice President — Chief Administrative Officer on July 15, 2004. Effective August 1, 2005, Mr. Helm was appointed Executive Vice President – Chief Administrative Officer. Prior to serving as an executive officer, Mr. Helm served on Petrohawk’s Board of Directors for approximately two months. Mr. Helm was employed with Bank One Corporation from December 1989 through December 2003. Most recently Mr. Helm served as Executive Vice President of Middle Market Banking from October 2001 to December 2003. From April 1998 to August 1999, he served as Executive Vice President of the Energy and Utilities Banking Group. Prior to joining Bank One, he worked for 16 years in the banking industry primarily serving the oil and gas sector. He served as director of 3TEC Energy Corporation from 2000 to June 2003.

Richard H. Smith joined Petrohawk on May 25, 2004 concurrent with the investment by PHAWK and became Vice President — Land in November 2004. Mr. Smith joined PHAWK as Land Manager in March 2004. Mr. Smith was Land Manager — Gulf Region USA with the Unocal Corporation from April 2001 until the commencement of his employment at PHAWK. From September 1997 until April 2001, Mr. Smith served as Land Manager — Gulf Coast Division for Basin Exploration, Inc. Prior to his employment at Basin, Mr. Smith held land management positions in varying capacities on a continual basis since January 1981. During this period he was employed by Sonat Exploration Company, Michel T. Halbouty Energy Co., Pend Oreille Oil & Gas Company and Norcen Explorer, Inc. Mr. Smith graduated from The University of Texas at Austin in December 1980 with a BBA in Petroleum Land Management. He is a Certified Professional Landman.

Mark J. Mize joined Petrohawk on November 29, 2004 as Controller. In July 2005, Mr. Mize was appointed Vice President, Chief Accounting Officer and Controller. Prior to joining Petrohawk he was the Manager of Financial Reporting of Cabot Oil & Gas Corporation from January 2003 to November 2004. Prior to his employment at Cabot Oil & Gas Corporation, he was an Audit Manager with PricewaterhouseCoopers LLP from 1996 to 2002. He is a Certified Public Accountant.

Timothy R. Weddle joined Petrohawk on on May 25, 2004 and was appointed Vice President of Operations in August 2005. Prior to joining Petrohawk, Mr. Weddle managed Louisiana and Gulf Coast production for 3TEC Energy Corporation until the company merged with Plains Exploration and Production Company in June 2003. Prior to joining 3TEC, Mr. Weddle was VP Operations for Southern Mineral Corporation from 1998 until 1999, President of Petroleum Resource Management Company from 1993 until 1998 and Executive Vice President of Rio Bravo Oil Company from 1979 until 1993. Mr. Weddle began his energy career with Exxon in New Orleans in 1972 as a drilling engineer. He is a Registered Professional Engineer in Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and holders of 10% or more of any class of our stock to report to the SEC, by a specified date, initial reports of ownership and reports of changes in ownership of our stock and other equity securities. We believe that during the fiscal year ended December 31, 2005, our directors, executive officers and holders of 10% or more of our shares complied with all these filing requirements, based solely on a review of copies of reports filed under Section 16(a) furnished to Petrohawk and on the written representations our directors and executive officers except that Floyd C. Wilson (2 reports relating to 2 transactions), Robert L. Zorich (2 reports relating to 2 transactions), Gary R. Peterson (2 reports relating to 2 transactions), Tucker S. Bridwell (1 report relating to 1 transaction), James L. Irish, III (1 report relating to 1 transaction), Daniel A. Rioux (1 report relating to 2 transactions), Shane M. Bayless (1 report relating to 1 transaction), Stephen W. Herod (1 report relating to 1 transactions), Mark Mize (1 report relating to 1 transaction), Richard H. Smith (1 report relating to 1 transaction), Richard K. Stoneburner (1 report relating to 1 transaction), Larry L. Helm (1 report relating to 1 transaction), David B. Miller (2 reports relating to 2 transactions) and D. Martin Phillips (3 reports relating to 3 transactions) were late filing Forms 4, as were FCW, LLC (1 report relating to 1 transaction), RNBD GP LLC (1 report relating to 1 transaction), EnCap Investments GP, L.L.C. (1 report relating to 1 transaction), EnCap Investments L.P. (1 report relating to 1 transaction), EnCap Equity Fund IV GP, LP (1 report relating to 1 transaction) and EnCap Energy Capital Fund IV, L.P. (1 report relating to 1 transaction).

Code of Ethics and Code of Conduct

Our board of directors has adopted a code of ethics for its chief executive officer and senior financial officers and a code of conduct for all directors, officers, and employees of Petrohawk. Our code of ethics was filed with the Securities and Exchange Commission (“SEC”) as an exhibit to our annual report on Form 10-K/A on April 20, 2004, and is available on the SEC’s website at www.sec.gov or on our website at www.petrohawk.com. Our code of conduct was adopted by its current board of directors on June 7, 2004, and is available on our website at www.petrohawk.com. Petrohawk is required to promptly disclose any amendments to, or waivers under, the codes with respect to executive officers and directors, in accordance with applicable federal law. We will also provide any person, without charge, a copy of the code of ethics and the code of conduct. Requests for a copy of the code of ethics or the code of conduct may be made by writing to us at Petrohawk Energy Corporation, 1100 Louisiana, Suite 4400, Houston, Texas 77002, Attention: Chief Ethics Officer.

ITEM 11. EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following Summary Compensation Table sets forth annual and long-term compensation paid during the periods indicated to the persons described below:

Name and Principal Position	Year	Salary		Bonus			Restricted Stock Award(s)		Securities Underlying Options		All Other Compensation		Matching Contributions to Simple IRA Retirement Plan
Floyd C. Wilson (1) Chairman of the Board, President, Chief Executive Officer and Director	2005 2004 2003	$ $	350,000 150,481 —	$ $	500,000 250,000 —	(2) (3)	— — —		175,000 150,000 —	(5) (6)	$ $	1,867 3,335 —	$ $	18,000 16,000 —

Stephen W. Herod (1) Executive Vice President – Corporate Development	2005 2004 2003	$ $	175,000 90,288 —	$ $	175,000 150,000 —	(2) (3)	$110,000 — —	(4)	100,000 75,000 —	(5) (6)	$ $	— 1,210 —	$ $	14,000 13,000 —

Shane M. Bayless (1) Executive Vice President- Chief Financial Officer and Treasurer	2005 2004 2003	$ $	200,000 90,288 —	$ $	200,000 150,000 —	(2) (3)	$110,000 — —	(4)	100,000 75,000 —	(5) (6)	$ $	4,575 5,084 —	$ $	14,000 13,000 —

Larry L. Helm (1) Executive Vice President- Chief Administrative Officer	2005 2004 2003	$ $	225,000 76,731 —	$ $	225,000 150,000 —	(2) (3)	$110,000 — —	(4)	125,000 75,000 —	(5) (6)	$ $	— — —	$ $	18,000 7,673 —

Richard K. Stoneburner (1) Executive Vice President- Exploration	2005 2004 2003	$ $	175,000 90,288 —	$ $	175,000 150,000 —	(2) (3)	$110,000 — —	(4)	100,000 75,000 —	(5) (6)	$ $	5,624 6,249 —	$ $	18,000 5,000 —

(1)	Messrs. Wilson, Herod, Bayless and Stoneburner joined Petrohawk on May 25, 2004. Mr. Helm joined Petrohawk on June 28, 2004.
(2)	Bonuses earned in 2005 were paid in January 2006.
(3)	Bonuses earned in 2004 were paid in January 2005.
(4)	Each named executive officer who received a grant of restricted stock in 2005 received 10,000 shares, with one-third of the shares vesting annually beginning August 1, 2006. It is not anticipated that dividends will be paid on the restricted stock granted to the named executive officers.
(5)	Shares of Common Stock underlying stock options were granted on January 26, 2005 at an exercise price of $8.51 per share and expire on January 24, 2015.
(6)	Shares of Common Stock underlying stock options were granted on July 12, 2004 at an exercise price of $7.50 per share and expire on July 11, 2014.

Option Grants in 2005

We use stock options as part of the overall compensation of directors, officers and employees. In the following table, we show certain information with respect to stock options granted in 2005 to the named executive officers.

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in 2005(1)	Exercise or Base Price ($/Sh)(2)	Expiration Date	Grant Date Present Value $(3)
Floyd C. Wilson	175,000	12%	$8.51	01/25/2015	$341,250
Stephen W. Herod	100,000	7%	$8.51	01/25/2015	$195,000
Shane M. Bayless	100,000	7%	$8.51	01/25/2015	$195,000
Larry L. Helm	125,000	9%	$8.51	01/25/2015	$243,700
Richard K. Stoneburner	100,000	7%	$8.51	01/25/2015	$195,000

(1)	Based on a total of 1,404,300 shares underlying options granted pursuant to our Second Amended and Restated 2004 Employee Incentive Plan to certain employees during the fiscal year 2005.
(2)	The exercise price is the closing sale price of our Common Stock on the date of grant.
(3)	In accordance with the rules of the SEC, this column illustrates one measure of value for the respective options over a ten-year period using the Black-Scholes option-pricing model. This valuation model is hypothetical; the actual amount that will be received by a holder of an option will depend on the excess of the market price of the shares over the exercise price on the date the option is exercised. If the market price does not increase above the exercise price, compensation to the grantee will be zero. The Black-Scholes option-pricing model is a mathematical formula used for estimating option values that incorporates various assumptions. The Grant Date Present Value set out in the column above is based on the following assumptions: (a) a ten-year option term; (b) 27.16% expected future annual stock volatility for the options; (c) a risk-free rate of return of 3.43% for the options granted; and (d) no expected dividend yield. The above model does not include any reduction in value for non-transferability, forfeiture or vesting of options.

Aggregated Option Exercises in 2005 and Year-End Values

The following table shows certain information with respect to stock options exercised in 2005 by the named executive officers and the value of their unexercised stock options at December 31, 2005. The numbers of shares of stock issuable upon exercise of options and the per share option exercise prices could used or assumed in the following table or the footnotes thereto would reflect an adjustment for the one-for-two reverse stock split effective May 26, 2004.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In- The-Money Options at the Fiscal Year End ($) Exercisable/Unexercisable
Floyd C. Wilson	0	0	325,000 (158,333 exercisable at 12/31/05) (166,667 unexercisable at 12/31/05)	$1,682,250 ($846,748 for exercisable at 12/31/05) ($835,502 for unexercisable at 12/31/05)

Shane M. Bayless	0	0	175,000 (83,333 exercisable at 12/31/05) (91,667 unexercisable at 12/31/05)	$900,000 ($442,998 for exercisable at 12/31/05) ($457,002 for unexercisable at 12/31/05)

Stephen W. Herod	0	0	175,000 (83,333 exercisable at 12/31/05) (91,667 unexercisable at 12/31/05)	$900,000 ($442,998 for exercisable at 12/31/05) ($457,002 for unexercisable at 12/31/05)

Larry L. Helm	0	0	200,000 (91,666 exercisable at 12/31/05) (108,334 unexercisable at 12/31/05)	$1,017,750 ($482,246 for exercisable at 12/31/05) ($535,504 for unexercisable at 12/31/05)

Richard K. Stoneburner	0	0	175,000 (83,333 exercisable at 12/31/05) (91,667 unexercisable at 12/31/05)	$900,000 ($442,998 for exercisable at 12/31/05) ($457,002 for unexercisable at 12/31/05)

Board of Directors Interlocks and Insider Participation

As of December 31, 2005, Messrs. Brown, Rioux and Williamson served on our board’s Compensation Committee. Prior to December 31, 2005, Messrs. Miller, Bridwell and Rioux served on our board’s Compensation Committee. No member of the Compensation Committee served as an officer or employee of Petrohawk or any of its subsidiaries during 2005. In addition, during 2005, no executive officer of Petrohawk served as a director or as a member of the compensation committee of a company which employs a director of Petrohawk. Please note that Messrs. Miller, Bridwell and Rioux have certain interests in PHAWK, LLC which require disclosure pursuant to Item 404 of Regulation S-K. Please see “Item 13. Certain Relationships and Related Transactions” below for more information.

Compensation Committee Report on Executive Compensation

Until December 31, 2005, the Compensation Committee of our board of directors consisted of Messrs. Miller, Bridwell and Rioux. Effective December 31, 2005, Messrs. Williamson, Brown and Rioux were appointed to the Compensation Committee. The Compensation Committee is currently comprised of Messrs. Williamson, Brown and Rioux.

The general policy our Compensation Committee is to provide executive compensation designed to enhance stockholder value, including annual compensation, consisting of salary and bonus awards, and long-term compensation, consisting of stock options and other equity based compensation. To this end, the Compensation Committee designs compensation plans and incentives to link the financial interests of its stockholders, to encourage support our long-term goals, to tie executive compensation to our performance, to attract and retain talented leadership and to encourage ownership of Common Stock by executive officers.

In making decisions affecting executive compensation, the Compensation Committee reviews the nature and scope of the executive officer’s responsibilities as well as each officer’s effectiveness in supporting our long-term goals. The Compensation Committee also considers the compensation practices of our peer group of companies. Based upon these and other factors which it considers relevant, and in light of our performance during 2005, the Compensation Committee has considered it appropriate, and in the best interest of Petrohawk and its stockholders, to set the overall executive compensation in keeping with the average of companies in our comparison group to enable Petrohawk to continue to attract, retain and motivate the highest level of executive personnel.

There are two primary types of compensation provided to our executive officers:

•	Annual compensation, which includes base salary, intended to provide a stable annual salary at a level consistent with individual contributions, and annual performance bonuses intended to link officers’ compensation to our performance.

•	Long-term compensation, which includes stock or other equity based compensation intended to encourage actions to maximize stockholder value.

Annual Compensation

Base	Salary

Consistent with its stated policy, the Compensation Committee aims to position base salaries for our executive officers annually at levels that take into consideration the performance of Petrohawk, individual performance of each executive and the executive’s scope of responsibility in relation to other officers and key executives within Petrohawk. In selected cases, other factors may also be considered.

Annual Incentive Bonuses

Petrohawk pays cash bonuses based on our performance in relation to predetermined objectives and individual executive performance for the year then ended. The Compensation Committee previously established objectives related to our earnings, revenue and stockholder value. Cash bonuses were awarded to our executive officers based on our performance during 2005 against these objectives.

Long-Term Compensation

The Compensation Committee is committed to long-term incentive programs for executives that promote the long-term growth of Petrohawk. The Compensation Committee believes that the management employees should be rewarded with a proprietary interest in Petrohawk for continued long-term performance and to attract, motivate and retain qualified and capable executives.

Equity Based Compensation

The Compensation Committee grants options to purchase shares of Common Stock and shares of restricted Common Stock to executive officers under our Second Amended and Restated 2004 Employee Incentive Plan that was adopted by our board of directors and approved by our stockholders in 2005.

Compensation of Chief Executive Officer

During 2005, our Chief Executive Officer received salary of $350,000 and a bonus for his performance of $500,000, which bonus was paid in January of 2006. The Chief Executive Officer is eligible to participate in all of our long-term incentive programs which are available to its employees. During 2005, the Chief Executive Officer received stock options to purchase 175,000 shares of Common Stock.

In reviewing the overall compensation of our Chief Executive Officer, Floyd C. Wilson, the Compensation Committee considered compensation paid to chief executive officers of comparable companies and compared the performance of Petrohawk to that of those companies. In addition, the Compensation Committee determined that Mr. Wilson’s performance was extraordinary in guiding Petrohawk throughout the entire year. Under Mr. Wilson’s leadership, Petrohawk made several acquisitions, including the acquisition of Mission Resources Corporation, and experienced continued success with its drilling program. Petrohawk experienced a dramatic increase in its stock price during the year and our reputation among analysts, investors and the overall public was that it transformed into a dynamic, growing mid-cap energy company.

Internal Revenue Code Section 162(m)

The Compensation Committee also considers the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (Section 162(m)). Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer and the other senior executive officers, other than compensation that is performance-based and meets certain other technical requirements. Based on these requirements, the Compensation Committee has determined that Section 162(m) will not prevent Petrohawk from receiving a tax deduction for any of the compensation paid to executive officers.

The report of the compensation committee of Petrohawk set forth below was prepared and adopted by its compensation committee.

Respectfully Submitted,

David A.B. Brown, Chairman

Herbert C. Williamson, III

Daniel A. Rioux

Common Stock Performance Graph

The following common stock performance graph shows the performance of our stock up to December 31, 2005. As required by applicable rules of the SEC, the performance graph shown below was prepared based on the following assumptions:

•	A $100 investment was made in our Common Stock and each index on December 31, 2000.

•	All quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter.

The indices in the performance graph compare the annual cumulative total stockholder return on our Common Stock with the cumulative total return of The NASDAQ Stock Market (U.S.) Index and a peer group index comprised of eight U.S. companies engaged in crude oil and natural gas operations whose stocks were traded on NASDAQ during the period from January 1, 2001 through December 31, 2005. The companies that comprise the peer group are Comstock Resources, Inc. (CRK), Exploration Co. of Delaware, Inc. (TXCO), KCS Energy, Inc. (KCS), Meridian Resource Corp. (TMR), Penn Virginia Corp. (PVA), PetroQuest Energy Inc. (PQ), St. Mary Land & Exploration Co. (SM) and Stone Energy Corp. (SGY).

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005
Petrohawk	$100.00	$17.66	$40.45	$87.89	$135.73
Peer Group	$100.00	$82.98	$172.13	$204.39	$261.54
Nasdaq Market	$100.00	$68.47	$102.72	$111.54	$113.07

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities of Petrohawk are authorized for issuance. The numbers of shares of stock issuable upon exercise of options and the per share option exercise prices, and the number of securities remaining available for future issuance under equity compensation plans used in the following table reflect an adjustment for the one-for-two reverse stock split effective May 26, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	4,288,191	$5.21	2,698,195
Equity compensation plans not approved by security holders (2)	129,230	$8.15	—
Total	4,417,331	$5.30	2,698,195

(1)	Represents information relating to our Second Amended and Restated 2004 Employee Incentive Plan, our Second Amended and Restated 2004 Non-Employee Director Incentive Plan, our Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan, Mission Resources Corporation 1994 Stock Incentive Plan, Mission Resources Corporation 1996 Stock Incentive Plan, and Mission Resources Corporation 2004 Stock Incentive Plan.
(2)	Represents shares of Common Stock issuable pursuant to the Nonstatutory Stock Option Grant Agreement dated as of November 1, 2004, between Mission Resources Corporation and Thomas C. Langford, which shares are fully vested.

The following table reflects, as of April 17, 2006, the beneficial ownership of our Common Stock and preferred stock by (i) all persons, or groups of affiliated persons, known by us to be beneficial owners of more than 5% of each class of stock; (ii) each of our directors or nominees for directors; (iv) each of our executive officers; and (v) all of our executive officers and directors as a group, and provides the percentage of outstanding shares of stock of each class held.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)	Shares of Preferred Stock Beneficially Owned(1)	Percent of Class(2)
Floyd C. Wilson 1100 Louisiana, Suite 4400 Houston, Texas 77002	3,904,399	(3)	4.45%	0

Stephen W. Herod 1100 Louisiana, Suite 4400 Houston, Texas 77002	464,868	(4)	*	0

Shane M. Bayless 1100 Louisiana, Suite 4400 Houston, Texas 77002	386,568	(5)	*	0

Richard K. Stoneburner 1100 Louisiana, Suite 4400 Houston, Texas 77002	308,266	(6)	*	0

Larry L. Helm 1100 Louisiana, Suite 4400 Houston, Texas 77002	376,743	(7)	*	0

Thomas R. Fuller 1001 McKinney, Suite 520 Houston, Texas 77002	9,682	(8)	*	0

David B. Miller c/o EnCap Investments L.P. 3811 Turtle Creek Blvd., Suite 1080 Dallas, Texas 75219	20,000		*	0

Daniel A. Rioux 175 Berkeley Street Boston, MA 02116	0		*	0

Tucker S. Bridwell 400 Pine St., Suite 10000 Abilene, Texas 79601	45,455		*	0

James L. Irish III 1700 Pacific Avenue, Suite 3300 Dallas, Texas 75201	44,944	(9)	*	0

Robert C. Stone, Jr. 49 Allard Boulevard New Orleans, Louisiana 70119	105,000	(10)	*	0

Herbert C. Williamson III P.O. Box 260 Hunt, Texas 78024	34,245	(11)	*	0

David A.B. Brown 379 Main Street Winchester, MA 01890-2923	34,245	(12)	*	0

All officers and directors as a group	5,724,733	(13)	6.66%	0

KCS Energy, Inc. 5555 San Felipe, Suite 1200 Houston, Texas 77056	5,440,844	(14)	6.34%	0

*	Represents less than 1% of that class of stock outstanding.
(1)	Unless otherwise indicated, all shares of stock are held directly with sole voting and investment power. Securities not outstanding, but included in the beneficial ownership of each such person are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing percentage of the class owned by any other person. The total number includes shares issued and outstanding as of April 17, 2006, plus shares which the owner shown above has the right to acquire within 60 days after April 17, 2006. The total number also includes, where applicable, restricted shares of Common Stock granted to each non-employee director under the Second Amended and Restated 2004 Non-Employee Director Plan and restricted shares of Common Stock granted to each officer under the Second Amended and Restated 2004 Employee Incentive Plan. Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.
(2)	For purposes of calculating the percent of the class outstanding held by each owner shown above with a right to acquire additional shares, the total number of shares held by such person includes the shares which such person has the right to acquire within 60 days after April 17, 2006 pursuant to the exercise of outstanding stock options and warrants, but does not include shares which other persons have the right to acquire within 60 days after April 17, 2006.
(3)	50,000 shares of Common Stock are unvested restricted shares which Mr. Wilson has the sole power to vote. The amount includes 1,390,861 shares of Common Stock underlying warrants and options Mr. Wilson has the right to exercise within 60 days after April 17, 2006.
(4)	35,000 shares of Common Stock are unvested restricted shares which Mr. Herod has the sole power to vote. The amount includes 223,987 shares of Common Stock underlying warrants and options Mr. Herod has the right to exercise within 60 days after April 17, 2006.
(5)	35,000 shares of Common Stock are unvested restricted shares which Mr. Bayless has the sole power to vote. The amount includes 197,157 shares of Common Stock underlying warrants and options Mr. Bayless has the right to exercise within 60 days after April 17, 2006.

(6)	35,000 shares of Common Stock are unvested restricted shares which Mr. Stoneburner has the sole power to vote. The amount includes 170,326 shares of Common Stock underlying warrants and options Mr. Stoneburner has the right to exercise within 60 days after April 17, 2006.
(7)	35,000 shares of Common Stock are unvested restricted shares which Mr. Helm has the sole power to vote. The amount includes 198,903 shares of Common Stock underlying warrants and options Mr. Helm has the right to exercise within 60 days after April 17, 2006.
(8)	Mr. Fuller has an indirect interest in 2,000 shares of Common Stock.
(9)	The amount includes 5,947 shares of Common Stock underlying warrants Mr. Irish has the right to exercise within 60 days after April 17, 2006.
(10)	The amount includes 87,500 shares of Common Stock underlying options Mr. Stone has the right to exercise within 60 days after April 17, 2006.
(11)	The amount includes 26,745 shares of Common Stock underlying options Mr. Williamson has the right to exercise within 60 days after April 17, 2006.
(12)	The amount includes 26,745 shares of Common Stock underlying options Mr. Brown has the right to exercise within 60 days after April 17, 2006.
(13)	The amount includes 2,328,171 shares of Common Stock underlying warrants and options exercisable within 60 days after April 17, 2006.
(14)	KCS Energy, Inc. has the shared power to vote the shares pursuant to voting agreements entered into with Messrs. Wilson, Herod, Helm, Stoneburner and Bayless.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. James L. Irish III, an independent member of our board, is of counsel to Thompson & Knight LLP, which Petrohawk has engaged for the purpose of obtaining legal advice.

On June 30, 2005, Petrohawk entered into an agreement with PHAWK, LLC (“PHAWK”) to convert that certain $35,000,000 8% Convertible Promissory Note dated as of May 25, 2004 (the “PHAWK Note”) to Common Stock. The PHAWK Note contained a provision providing for conversion into 8.75 million shares of Petrohawk Common Stock at any time after May 25, 2006. In consideration of the early conversion, Petrohawk agreed to make a payment of $2.4 million to PHAWK, which represented the interest payable on the Petrohawk Note through May 25, 2006, discounted at 10%. A Special Committee of one disinterested director was formed by our board of directors to evaluate the transaction. On June 30, 2005, the Special Committee approved the transaction.

Messrs. Miller, Rioux, Bridwell, Irish and Wilson, five of the nine current directors of Petrohawk, as well as Mr. Helm, Executive Vice President — Chief Administrative Officer of Petrohawk, may be deemed to be interested in the conversion of the PHAWK Note. Mr. Wilson, Chairman of the Board, President and Chief Executive Officer of Petrohawk, is also an owner and President and Chief Executive Officer of PHAWK. In addition, FCW, LLC, a member of PHAWK, has the contractual right to nominate one of the five members of the board of directors of PHAWK pursuant to PHAWK’s limited liability agreement and has nominated Mr. Wilson, the majority member of FCW, LLC. FCW, LLC has made an approximately 10% capital contribution to PHAWK. Mr. David B. Miller, a director of Petrohawk, is also a director of PHAWK. In addition, EnCap Energy Capital Fund IV, L.P. and EnCap Energy Capital Fund IV-B, L.P., which are members of PHAWK, have the contractual right to nominate a majority of the members of the board of directors of PHAWK pursuant to that entity’s limited liability company agreement. These EnCap entities have nominated Mr. Miller, along with two other nominees, to the board of PHAWK. Mr. Miller controls, indirectly, EnCap Energy Capital Fund IV, L.P. and EnCap Energy Capital Fund IV-B, L.P. which have collectively made an approximately 64% capital contribution to PHAWK. Each of Messrs. Helm, Bridwell and Irish has made less than a 0.2% capital contribution each to PHAWK, but do not hold any directorship or office in PHAWK and are not otherwise affiliated with that entity. Mr. Rioux, a Petrohawk director, is also a director of PHAWK. In addition, Kellen Holdings, LLC, a member of PHAWK which made an approximately 19% capital contribution to that entity, is an affiliate of Liberty Energy Holdings, LLC of which Mr. Rioux is Vice President and Treasurer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Audit Fees

Our principal accounting firm for the 2005 fiscal year was Deloitte & Touche LLP, which became our principal accounting firm effective July 20, 2004. Effective June 20, 2003 until July 20, 2004, our principal accounting firm for the 2003 fiscal year was Ernst & Young, LLP. The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q, consultations, and other consents to or assistance with Securities and Exchange Commission filings for the year ended December 31, 2005 was $1,181,000. The aggregate fees billed by Deloitte & Touche LLP and Ernst & Young, LLP for professional services rendered for the audit of our annual financial statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q, consultations, and other consents to or assistance with Securities and Exchange Commission filings for the years ended December 31, 2004 was $468,451.

Audit Related Fees

Petrohawk engaged Deloitte & Touche LLP to provide due diligence services related to the Wynn-Crosby Energy, Inc. acquisition and paid fees of $100,000 for the year-ended December 31, 2004. Petrohawk did not engage Ernst & Young, LLP for any professional services that would be considered audit related fees during the year ended December 31, 2004. Petrohawk did not engage Deloitte & Touche LLP for any professional services that would be considered audit related fees during the year ended December 31, 2005.

Tax Fees

The aggregate fees billed by KPMG LLP and Ernst & Young, LLP for professional services relating to tax compliance, tax advice and preparation of our federal and state income tax returns and state franchise tax returns for the years ended December 31, 2005 and 2004 were $432,286 and $56,300, respectively.

All Other Fees

Petrohawk did not engage Deloitte & Touche LLP or Ernst & Young, LLP for any additional professional services other than as disclosed above for the years ended December 31, 2005 and 2004.

Audit Committee Pre-Approval Policy

All audit fees, audit related fees and tax fees as described above for the year ended December 31, 2005 were pre-approved by our audit committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of Deloitte & Touche LLP’s independence in the conduct of its auditing functions. Our audit committee’s pre-approval policy provides that pre-approval of all such services must be approved separately by the audit committee. The audit committee has not delegated any such pre-approval authority to anyone outside the audit committee. Each member of the audit committee has the authority to pre-approve non-audit services up to $50,000 to be performed by our auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits:

The following documents are included as exhibits to this Form 10-K/A:

Exhibit No.	Description
31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROHAWK ENERGY CORPORATION

Date: April 28, 2006	By:	/s/ Floyd C. Wilson
Floyd C. Wilson
Chairman of the Board, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

*	Attached hereto