Form 10-Q
period 2006-03-31
PETROHAWK ENERGY CORP
filed 2006-05-10
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 2, 2006 the Registrant had 83,593,398 shares of Common Stock, $.001 par value, outstanding.

This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

•	our growth strategies;

•	anticipated trends in our business;

•	our future results of operations;

•	our ability to make or integrate acquisitions;

•	our liquidity and ability to finance our exploration, acquisition and development activities;

•	our ability to successfully and economically explore for and develop oil and gas resources;

•	market conditions in the oil and gas industry;

•	the timing, cost and procedure for proposed acquisitions;

•	the impact of government regulation;

•	planned capital expenditures;

•	increases in oil and gas production; and

•	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “will,” “expect,” “anticipate,” “estimate,” “plan,” “believe,” “intend,” “will,” “continue,” “potential,” “should,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•	the possibility that our acquisitions may involve unexpected costs;

•	the volatility in commodity prices for oil and gas;

•	the accuracy of internally estimated proved reserves;

•	the presence or recoverability of estimated oil and gas reserves;

•	the ability to replace oil and gas reserves;

•	the availability and costs of drilling rigs and other oilfield services;

•	environmental risks;

•	exploration and development risks;

•	competition;

•	the inability to realize expected value from acquisitions;

•	the ability of our management team to execute its plans to meet its goals;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected;

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and commodity prices for oil and gas; and

•	volatility of future commodity prices, and as a result we cannot provide any assurance about future levels of net cash provided by operating activities.

Forward-looking statements speak only as of the date of this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Operating revenues:
Oil and gas sales	$103,006	$32,326
Operating expenses:
Production expenses:
Lease operating	11,549	4,524
Workover and other	719	421
Taxes other than income	8,298	2,326
Gathering, transportation and other	1,872	333
General and administrative:
General and administrative	6,044	3,300
Stock-based compensation	644	1,579
Depletion, depreciation and amortization	37,450	10,814

Total operating expenses	66,576	23,297

Income from operations	36,430	9,029
Other income (expenses):
Net gain (loss) on derivative contracts	24,803	(28,652)
Interest expense and other	(9,072)	(3,349)

Total other income (expenses)	15,731	(32,001)

Income (loss) before income taxes	52,161	(22,972)
Income tax (provision) benefit	(19,222)	8,720

Net income (loss)	32,939	(14,252)
Preferred dividends	(108)	(109)

Net income (loss) available (applicable) to common shareholders	$32,831	$(14,361)

Earnings (loss) per share of common stock:
Basic	$0.40	$(0.36)

Diluted	$0.39	$(0.36)

Weighted average shares outstanding:
Basic	81,961	39,980

Diluted	84,219	39,980

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
Current assets:
Cash	$3,642	$12,911
Accounts receivable	65,394	68,087
Deferred income taxes	25,333	18,304
Receivables from derivative contracts	3,951	1,286
Prepaid expenses and other	5,152	5,393

Total current assets	103,472	105,981

Oil and gas properties (full cost method):
Evaluated	1,379,818	1,096,810
Unevaluated	186,924	162,133

Gross oil and gas properties	1,566,742	1,258,943
Less - accumulated depletion	(158,207)	(121,456)

Net oil and gas properties	1,408,535	1,137,487

Other operating property and equipment:
Net other operating property and equipment	3,505	3,463
Other noncurrent assets:
Goodwill	165,475	132,029
Debt issuance costs, net of amortization	2,556	1,969
Receivables from derivative contracts	2,159	2,252
Other	2,371	26,993

Total assets	$1,688,073	$1,410,174

Current liabilities:
Accounts payable and accrued liabilities	$100,121	$90,017
Liabilities from derivative contracts	31,153	51,081
Current portion of long-term debt	3,173	2,788

Total current liabilities	134,447	143,886

Long-term debt	544,712	495,801
Liabilities from derivative contracts	27,240	35,695
Asset retirement obligations	29,642	50,133
Deferred income taxes	256,933	153,155
Other noncurrent liabilities	2,241	5,046
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible Preferred stock: 5,000,000 shares of $.001 par value authorized; 593,271 shares issued and outstanding at March 31, 2006 and December 31, 2005; liquidation value at March 31, 2006 and December 31, 2005 of $5.5 million	1	1
Common stock: 125,000,000 and 75,000,000 shares of $.001 par value authorized at March 31, 2006 and December 31, 2005; 83,314,658 and 73,566,117 shares issued and outstanding at March 31, 2006 and December 31, 2005	83	74
Additional paid-in capital	692,012	558,452
Treasury stock, at cost, 8,382 shares reacquired at March 31, 2006 and December 31, 2005	(36)	(36)
Retained earnings (accumulated deficit)	798	(32,033)

Total stockholders’ equity	692,858	526,458

Total liabilities and stockholders’ equity	$1,688,073	$1,410,174

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$32,939	$(14,252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	37,450	10,814
Income tax provision (benefit)	19,222	(8,720)
Stock-based compensation	644	1,579
Net unrealized (gain) loss on derivative contracts	(30,955)	27,459
Net realized loss on derivative contracts acquired	4,496	1,255
Other	(179)	270
Change in assets and liabilities, net of acquisitions:
Accounts receivable	20,029	3,386
Prepaid expenses and other	341	(679)
Accounts payable and accrued liabilities	(29,383)	(562)
Other	(683)	7

Net cash provided by operating activities	53,921	20,557

Cash flows from investing activities:
Oil and gas expenditures	(51,257)	(17,697)
Acquisition of Winwell Resources, Inc., net of cash acquired of $14,965	(172,275)	—
Acquisition of Proton Oil & Gas Corp., net of cash acquired of $870	—	(52,625)
Acquisition of oil and gas properties	(86,236)	—
Proceeds received from sale of oil and gas properties	47,573	78,469
Gas gathering system and equipment expenditures	(303)	(459)
Return of oil and gas property acquisition deposit	22,500	—

Net cash (used in) provided by investing activities	(239,998)	7,688

Cash flows from financing activities:
Proceeds from exercise of options	524	818
Proceeds from issuance of common stock	188,500	—
Acquisition of common stock	(46,200)	—
Proceeds from borrowings	285,000	63,000
Repayment of borrowings	(235,000)	(90,000)
Net realized loss on derivative contracts acquired	(4,496)	(1,255)
Offering costs	(10,307)	—
Dividends paid on 8% Cumulative Preferred Stock	(111)	(109)
Other	(1,102)	—

Net cash provided by (used in) financing activities	176,808	(27,546)

Net (decrease) increase in cash	(9,269)	699
Cash:
Beginning of period	12,911	5,660

End of period	$3,642	$6,359

The accompanying notes are an integral part to these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

During interim periods, Petrohawk Energy Corporation (Petrohawk or the Company) follows the same accounting policies used in its Report on Form 10-K, as amended and filed with the Securities and Exchange Commission (SEC). People using financial information produced for interim periods are encouraged to refer to the footnotes in the Form 10-K when reviewing interim financial results.

These unaudited consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the periods presented. Interim period results are not necessarily indicative of results of operations or cash flows for the full year.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections-A replacement of APB Opinion No. 20 (APB 20) and FASB Statement No. 3 (SFAS 154). In order to enhance financial reporting consistency between periods, SFAS 154 modifies the requirements for the accounting and reporting of the direct effects of changes in accounting principles. Under APB 20, the cumulative effect of voluntary changes in accounting principle was recognized in net income in the period of the change. Unlike the treatment previously prescribed by APB 20, retrospective application is now required, unless it is not practical to determine the specific effects in each period or the cumulative effect. If the period specific effects cannot be determined, it is required that the new accounting principle must be retrospectively applied in the earliest period possible to the balance sheet accounts and a corresponding adjustment be made to the opening balance of retained earnings or another equity account. If the cumulative effect cannot be determined, it is necessary to apply the new accounting principles prospectively at the earliest practical date. If it is not feasible to retrospectively apply the change in principle, the reason that this is not possible and the method used to report the change is required to be disclosed. The statement also provides that changes in accounting for depreciation, depletion or amortization should be treated as changes in an accounting estimate inseparable from a change in accounting principle and that disclosure of the preferability of the change is required. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted this FASB on January 1, 2006. The adoption of this pronouncement did not materially impact the Company’s operating results, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used. During the first quarter of 2005, the SEC approved a new rule for public companies to delay the adoption of this standard. In April 2005, the SEC took further action to amend Regulation S-X to state that the provisions of SFAS No. 123(R) will be effective beginning with the first annual or interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005 for all non-small business issuers. As a result, the Company did not adopt this SFAS until January 1, 2006. The Company used the modified prospective application method as detailed in SFAS No. 123(R). The adoption of this pronouncement did not materially impact the Company’s operating results, financial position or cash flows. See Stock-Based Compensation below for further information.

Stock-Based Compensation

Prior to 2006, the Company followed SFAS No. 123 and related interpretations in accounting for its employee and director stock options and applied the fair value based method of accounting to such options. Under SFAS 123, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. All activity in 2005 was accounted for under SFAS 123 and was included in stock-based compensation in the Company’s operating events.

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25, Accounting for Stock Issued to Employees (APB 25). Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. As allowed by SFAS 123R, the Company continued utilizing the Black-Scholes option pricing model to measure the fair value of stock options granted upon adoption of SFAS 123(R).

The assumptions used in the fair value method calculation for the three months ended March 31, 2006 and 2005 are disclosed in the following table:

	Three Months Ended March 31,
	2006	2005
Weighted average value per option granted during the period (1)	$4.07	$1.99
Assumptions (2):
Stock price volatility	35.0%	27.2%
Risk free rate of return	4.4%	3.4%
Expected term	3 years	3 years

(1)	Calculated using the Black-Scholes fair value based method.
(2)	The Company does not pay dividends on its common stock.

The following table sets forth the option transactions for the three-month period ended March 31, 2006 (dollars in thousands).

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2005	5,698,547	$6.16		5.6

Granted	802,000	14.03
Exercised	(75,245)	7.91
Forfeited	(21,729)	9.55

Outstanding at March 31, 2006	6,403,573	$7.07	$42,449	5.9

Exercisable at March 31, 2006	4,648,901	$5.45	$38,353	4.6

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options exercised during the three month period ended March 31, 2006 was approximately $0.5 million.

There were no options which expired in the three month period ended March 31, 2006. The weighted average grant date fair value of options granted during the three month period ended March 31, 2006 was $3.3 million. At March 31, 2006, the unrecognized compensation expense related to non-vested stock options totaled $3.9 million and will be recognized on a straight line basis over the vesting period.

The following table sets forth the restricted stock transactions for the three-month period ended March 31, 2006 (dollars in thousands).

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (1)
Unvested outstanding shares at December 31, 2005	73,334	$10.87

Granted	223,500	15.62
Vested	(21,667)	10.76
Forfeited	(1,667)	8.51

Unvested outstanding shares at March 31, 2006	273,500	$14.77	$3,747

(1)	The intrinsic value of restricted stock was calculated as the closing market price on March 31, 2006 of the underlying stock multiplied by the number of restricted shares. The intrinsic value of the shares vested for the three months ended March 31, 2006 was $0.3 million.

The weighted average grant date fair value of the shares granted during the three month period ended March 31, 2006 is $3.4 million. At March 31, 2006, the unrecognized compensation expense related to non-vested restricted stock totaled $3.5 million and will be recognized on a straight line basis over the vesting period.

2. ACQUISITIONS AND DIVESTITURES

Gulf of Mexico Divestiture

On March 21, 2006, the Company completed the sale of substantially all of its Gulf of Mexico properties for $52.5 million ($43.2 million after certain closing adjustments). The transaction had an effective date of January 1, 2006.

The North Louisiana Acquisitions

On January 27, 2006, the Company completed the acquisition of all of the issued and outstanding common stock of Winwell Resources, Inc. (Winwell) pursuant to a Stock Purchase Agreement with Winwell and all of its shareholders made and entered into as of December 14, 2005 (the Stock Purchase Transaction). Winwell is engaged in oil and gas exploration and production activities. The aggregate consideration paid in the Stock Purchase Transaction was approximately $208 million in cash after certain closing adjustments.

The Stock Purchase Transaction was accounted for using the purchase method of accounting under the accounting standards established in SFAS No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result, the assets and liabilities of Winwell were included in the Company’s March 31, 2006 consolidated balance sheet. The Company reflected the results of operations of Winwell beginning January 27, 2006. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at January 27, 2006, which primarily consisted of oil and gas properties of $219.8 million, asset retirement obligations of $0.5 million, a net deferred tax liability of $78.9 million, and goodwill of $33.5 million. The deferred tax liability recognizes the difference between the historical tax basis of Winwell’s assets and the acquisition cost recorded for book purposes. The recorded book value of the oil and gas properties was increased and goodwill was recorded to recognize this tax basis differential. The purchase price allocation is preliminary and subject to change as additional information becomes available. Management does not expect to make any material changes to the original purchase price allocation.

Also on January 27, 2006, the Company completed the acquisition of certain oil and gas assets pursuant to an Asset Purchase Agreement with Redley Company, made and entered into as of December 14, 2005, as amended, (the Asset Purchase Transaction)(the Stock Purchase Transaction and the Asset Purchase Transaction, collectively the North Louisiana Acquisitions). The aggregate consideration paid in the Asset Purchase Transaction was approximately $86.1 million ($86.2 million after certain closing adjustments). The Company reflected the results of operations of the Asset Purchase Transaction beginning January 27, 2006.

We deposited $15 million in earnest money under the terms of the Stock Purchase Transaction, and $7.5 million under the terms of the Asset Purchase Transaction. The $22.5 million deposit was included in other non-current assets at December 31, 2005. The deposit was applied to the overall purchase price.

Mission Resources Corporation

On July 28, 2005, the Company and Mission Resources Corporation (Mission), a Delaware corporation, completed a two-step merger transaction which resulted in Mission’s merger with and into the Company (the Merger). Total consideration for the shares of Mission common stock was comprised of 60.1% Company common stock and 39.9% cash. Accordingly, consideration paid to Mission stockholders in the Merger consisted of approximately $139.5 million in cash and approximately 19.565 million shares of the Company’s common stock. In addition, all outstanding options to purchase Mission common stock were converted into options to purchase Petrohawk common stock using the exchange ratio of 0.7641 shares of Petrohawk common stock per share of Mission common stock underlying each option. The Company assumed Mission’s long-term debt of approximately $184 million.

The Merger was accounted for using the purchase method of accounting under the accounting standards established in SFAS 141 and SFAS 142. As a result, the assets and liabilities of Mission were included in the Company’s September 30, 2005 consolidated balance sheet. The Company reflected the results of operations of Mission beginning July 28, 2005. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at July 28, 2005, which primarily consisted of oil and gas properties of $606.7 million, derivative liabilities of $29.4 million, asset retirement obligations of $37.7 million, a net deferred tax liability of $134.8 million, and goodwill of $138.9 million. The deferred tax liability recognizes the difference between the historical tax basis of Mission’s assets and the acquisition cost recorded for book purposes. The recorded book value of the oil and gas properties was increased and goodwill was recorded to recognize this tax basis differential. The purchase price allocation is preliminary and subject to change as additional information becomes available. Management does not expect to make any material changes to the original purchase price allocation.

Proforma for North Louisiana Acquisitions and Mission

The Company’s unaudited pro forma results are presented below for the three months ended March 31, 2006 and 2005. The unaudited pro forma results for the three months ended March 31, 2005 have been prepared to illustrate the approximated pro forma effects on the Company’s results of operations under the purchase method of accounting as if the Company had completed the North Louisiana Acquisitions and Mission merger on January 1, 2005. The unaudited pro forma results for the three months ended March 31, 2006 have been prepared to illustrate the approximated pro forma effects on the Company’s results of operations under the purchase method of accounting as if the Company had completed the North Louisiana Acquisitions on January 1, 2006. The unaudited pro forma results do not purport to represent what the results of operations would actually have been if the transactions had in fact occurred on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Pro forma:
Oil and gas sales	$105,848	$78,210
Net income (loss) available (applicable) to common stockholders	38,269	(51,753)

Basic earnings (loss) per share	$0.46	$(0.85)
Diluted earnings (loss) per share	$0.45	$(0.85)

3. OIL AND GAS PROPERTIES

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to expense. No such charges were required during the three month periods ending March 31, 2006 and 2005.

4. LONG-TERM DEBT

Long-term debt as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Senior revolving credit facility	$235,000	$210,000
Second lien term loan facility (1)	173,500	148,500
9 7/8% senior notes (2)	134,099	134,484
Deferred premiums on derivatives (3)	2,113	2,817

	$544,712	$495,801

(1)	Amount excludes $1.5 million of the total facility which was classified as current at March 31, 2006 and December 31, 2005.
(2)	Amount includes $9.6 million premium recorded by the Company in conjunction with the assumption of $130 million face value of 9 7/8% notes payable from Mission. See Note 2, Acquisitions and Divestitures for more details.
(3)	Amount excludes $1.7 million of deferred premiums on derivatives which has been classified as current on the March 31, 2006 consolidated balance sheet and $1.3 million on the December 31, 2005 balance sheet.

Senior Revolving Credit Facility

On January 27, 2006, the Company amended its Amended and Restated Senior Revolving Credit Agreement dated as of July 28, 2005, as amended (the Senior Credit Agreement) in connection with the North Louisiana Acquisitions. Pursuant to the amendment, the maximum credit amounts were increased to $600 million and the borrowing base was increased to $400 million. The execution of the amendment by the lenders also constituted a waiver by the lenders permitting the transactions to be completed. In conjunction with the closing of the Gulf of Mexico properties sale, the Senior Credit Agreement’s borrowing base was decreased to $385 million.

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

The Senior Credit Agreement requires the Company to maintain certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expense, and a maximum leverage ratio. The Company may not permit its ratio of total present value of reserves to total debt to be less than 1.5 to 1.0 after March 31, 2005. The Company may not permit its ratio of total debt to EBITDA (as defined in the debt agreement) for the period of four fiscal quarters immediately preceding the date of redetermination for which financial statements are available to be greater than 4.0 to 1.0. In addition, the Company is subject to covenants limiting dividends, and other restricted payments, transactions with affiliates, incurrence of debt, changing of control, asset sales, and liens on properties. At March 31, 2006, the Company is in compliance with all of its debt covenants under the Senior Credit Agreement.

Second Lien Term Loan Facility

On January 27, 2006, the Company amended its Amended and Restated Term Loan Agreement dated as of July 28, 2005, as amended (the Term Loan) in connection with the North Louisiana Acquisitions. At March 31, 2006, the Company had $175 million outstanding under the Term Loan. Pursuant to the amendment, the maximum allowed commitment amount thereunder was increased to $300 million. The Company has the ability to draw down an additional $125 million subject to the approval of the administrative agent under the Term Loan (which is not to be unreasonably withheld) and the additional commitment of the lenders to lend an amount over $50 million.

Amounts repaid under the Term Loan may not be re-borrowed. Amounts outstanding bear interest at a specified margin over the LIBOR rate of 4.50% for Eurodollar loans or at specified margins over the ABR rate of 3.50% for ABR loans. The Company is obligated to repay 1% per annum of the original principal balance beginning on July 28, 2006, with the remaining 96% of the original principal balance due and payable on July 28, 2010.

The Company is subject to certain financial covenants pertaining to minimum asset coverage ratio and a maximum leverage ratio as discussed above under the Senior Credit Agreement. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. At March 31, 2006, the Company is in compliance with all of its debt covenants under the Term Loan.

9 7/8% Senior Notes

On April 8, 2004, Mission issued $130.0 million of its 9 7/8% senior notes due 2011 (the Notes). Interest on the notes is payable semi-annually, on each April 1 and October 1, commencing on October 1, 2004. In conjunction with the Merger, the Company assumed these notes. In November 2005, the Company acquired, at market price, $5.5 million face amount of the Notes from an investor. The Company retired those Notes and recognized a gain on extinguishment of debt of approximately $0.1 million.

The purchase method of accounting for the Merger required that the Company record the assets and liabilities acquired at fair value. The Notes were trading at a premium on the merger date, therefore, a $11.1 million premium on the Notes was recorded to reflect the merger date fair value of the Notes on Petrohawk’s balance sheet. The premium will be amortized over the life of the Notes using the effective interest method. The amortization resulted in a $0.4 million reduction of interest expense for the three months ended March 31, 2006. Future amortization will result in a reduction of interest expense.

The Notes contain covenants that, subject to certain exceptions and qualifications, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, issue certain types of equity securities, transfer or sale assets, or pay dividends. Additionally, transactions with affiliates, selling stock of a subsidiary, merging or consolidating are subject to qualifications. At March 31, 2006, the Company is in compliance with all of its covenants under the Notes.

The Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s current subsidiaries. Petrohawk Energy Corporation, the issuer of the Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt.

In conjunction with the North Louisiana Acquisitions, the Company modified its Term Loan. This modification increased the Company’s borrowing capacity to $300 million and was appropriately treated as an extinguishment of debt for accounting purposes.

At March 31, 2006, the Company has approximately $2.6 million of net debt issuance costs that are being amortized over the lives of the respective debt.

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

The Company recorded the following activity related to the ARO liability for the three months ended March 31, 2006:

(In thousands)
Beginning balance as of January 1, 2006	$51,249
Liabilities settled and divested (1)	(21,533)
Acquisitions (1)	806
Additions	195
Accretion expense	438

Liability for asset retirement obligation as of March 31, 2006	$31,155

(1)	Refer to Note 2, Acquisitions and Divestitures, for more details.

The Company currently plans to plug approximately 50 gross wells in the next twelve months. Accordingly, the Company has classified $1.5 million of the overall $31.2 million liability as a current liability in accounts payable and accrued liabilities at March 31, 2006 compared to $1.1 million at December 31, 2005.

6. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various legal proceedings arising in the normal course of business. All known liabilities are accrued based on management’s best estimate of the potential loss. While the outcome and impact of such legal proceedings on the Company cannot be predicted with certainty, the Company’s management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flow.

A lawsuit was filed by Andrew A. Roth (Mr. Roth) against the Company, as a nominal defendant, certain of Company’s directors and certain of the Company’s current and former stockholders, including PHAWK, LLC, which alleged violations of Section 16(b) of the Exchange Act of 1934, as amended. The lawsuit sought recovery, on behalf of the Company, of alleged short-swing profits of at least $6.5 million. Mr. Roth filed the lawsuit in the United States District Court for the Southern District of New York on October 31, 2005 as Andrew A. Roth derivatively on behalf of Petrohawk Energy Corporation v. PHAWK, LLC, et. al., and the case was assigned Civil Case Number: 05 CV 9247. Pursuant to an August 1, 2005 demand letter from Mr. Roth, an independent committee of the board of directors of the Company investigated Mr. Roth’s claims prior to the filing of the lawsuit and concluded they had no merit. This case was dismissed by the court on April 19, 2006.

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

Prior to the acquisition of Mission by Petrohawk, Mission entered into agreements with a surety company and other third parties. All parties involved agreed to be jointly and severally liable to the surety company for certain liabilities arising under the agreement and limited to approximately $35 million. As of March 31, 2006, there have been no payments made as a result of this agreement.

7. DERIVATIVE ACTIVITIES

Periodically, the Company enters into derivative commodity instruments to hedge its exposure to price fluctuations on anticipated oil and gas production. Under collar arrangements, if the index price rises above the ceiling price, the Company pays the counterparty. If the index price falls below the floor price, the counterparty pays the Company. Under price swaps, the Company is required to make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for each respective period. Under put options, the Company pays a fixed premium to lock in a specified floor price. If the index price falls below the floor price, the counterparty pays the Company net of the fixed premium. If the index price rises above floor price, the Company pays the fixed premium.

At March 31, 2006, the Company had 40 open positions: 16 natural gas price collar arrangements, one natural gas price swap arrangement, four natural gas put options, one crude oil price swap arrangement and 18 crude oil collar arrangements. The Company elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.

At March 31, 2006, the Company had a $6.1 million derivative asset, $4.0 million of which is classified as current, and a $58.4 million derivative liability, $31.2 million of which is classified as current. The weighted average of the forward strip prices used to value the derivative liability were $68.92 per barrel of oil (Bbl) and $8.85 per million British thermal unit (Mmbtu) of natural gas.

The Company recorded a net derivative gain of $24.8 million for the three months ended March 31, 2006.

At March 31, 2005, the Company had 78 open positions: 36 natural gas price collar arrangements, eight natural gas price swap arrangements, six crude oil price swap arrangements and 28 crude oil collar arrangements. The Company had a $21.2 million derivative liability, $7.8 million of which is classified as current. In addition, the Company recorded a net derivative loss of $28.7 million for the three months ended March 31, 2005.

Natural Gas

At March 31, 2006, the Company had the following natural gas costless collar positions:

		Contract Price per Mmbtu
		Floor		Ceiling
Period	Volume in Mmbtu’s	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
April 2006 - December 2006	11,275,000	$5.50 - $6.00	$5.78	$7.08 - $9.54	$8.87
January 2007 - December 2007	6,530,000	5.30 - 6.00	5.69	7.12 - 15.35	11.72
January 2008 - December 2008	3,600,000	5.00 - 5.15	5.05	6.45 - 6.71	6.53

At March 31, 2006, the Company had the following natural gas swap position:

Contract Price per Mmbtu
Period	Volume in Mmbtu’s	Weighted Average Price
January 2007 - December 2007	1,200,000	$6.06

At March 31, 2006, the Company had the following natural gas put options:

Contract Price per Mmbtu Floor
Period	Volume in Mmbtu’s	Weighted Average Price
April 2006 -December 2006	4,050,000	$8.00
January 2007 -December 2007	3,600,000	8.00

During the fourth quarter of 2005, the Company entered into three natural gas put option contracts covering 5,400,000 Mmbtus of anticipated production in 2006 and one natural gas put option contract covering 3,600,000 Mmbtus of anticipated production in 2007. These natural gas put option contracts contain deferred premiums that will be paid as the contracts expire. As of March 31, 2006, the Company has recorded a deferred premium liability of $3.8 million of long-term debt (of which $1.7 million has been recorded as a current portion of long term debt) based on a weighted average deferred premium of $0.24 per Mmbtu in 2006 and $0.78 per Mmbtu in 2007.

In April 2006, the Company entered into a new natural gas put option covering a total of 3,650,000 Mmbtu’s (10,000 Mmbtu’s per day) of anticipated production in 2007 with a $0.79 per Mmbtu deferred premium.

Crude Oil

At March 31, 2006, the Company had the following crude oil costless collar positions:

		Contract Price per Bbl
		Floor		Ceiling
Period	Volume in Bbls	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
April 2006 - December 2006	1,007,250	$26.03 - $45.00	$38.08	$30.15 - $62.70	$50.53
January 2007 - December 2007	240,000	35.00 - 36.00	35.30	43.20 - 45.75	43.97
January 2008 - December 2008	60,000	34.00	34.00	45.30	45.30

In April 2006, the Company entered into a new crude oil costless collar position covering a total of 365,000 Bbls (1,000 Bbls per day) of anticipated production in 2007. The new position has a floor of $65 per Bbl and a ceiling of $85 per Bbl.

At March 31, 2006, the Company had the following crude oil swap position:

Contract Price per Bbl
Period	Volume in Bbls	Weighted Average Price
January 2008 -December 2008	144,000	$38.10

8. STOCKHOLDERS’ EQUITY

In connection with the North Louisiana Acquisitions, on February 1, 2006, the Company issued and sold 13 million shares of its common stock for $14.50 per share, for an aggregate offering amount of approximately $188.5 million. The Company received approximately $180.4 million in net proceeds from the offering. Contemporaneously with the offering, the Company agreed to repurchase, and EnCap agreed to sell, approximately 3.3 million shares for $46.2 million, which represents the price equal to the net proceeds received for those 3.3 million shares by the Company from the private offering. See Note 9 Related Party Transactions below. The shares of common stock were privately placed in the offering and were not registered under the Securities Act of 1933, as amended (the Act), or any state securities laws. The common stock was offered and sold pursuant to the private placement exceptions from registration provided by Regulation D, Rule 506, under Section 4(2) of the Act and Regulation S of the Act. Shares of the common stock were offered and sold only to “accredited investors” (as defined in Rule 501(a) of the Act) and non-United States persons pursuant to the offers and sales that occur outside the United States within the meaning of Regulation S under the Act. The placement agents for this offering received a cash fee equal to approximately $7.7 million as compensation for services provided in connection with the offering and to reimburse them for certain expenses.

Pursuant to a related registration rights agreement by the Company and for the benefit of the purchasers in the aforementioned private offering, the Company agreed to file and cause to be declared effective by the SEC a registration statement covering resales of shares of the Company’s common stock sold in this offering as promptly as reasonably practical and in any event within 75 days after the closing of the offering. These shares were registered pursuant to the registration rights agreement by the Company on March 20, 2006 in conjunction with the filing of a Registration Statement on Form S-3 (No. 33-132565).

During the second and third quarters of 2005 and in conjunction with the Merger with Mission Resources, the Company filed two Registration Statements on Form S-8 and one Registration Statement on Form S-4. The first Registration Statement on Form S-8 was filed to register an additional 3.5 million shares of the Company’s common stock under stock options granted pursuant to the Second Amended and Restated 2004 Employee Incentive Plan and an additional 0.2 million shares of the Company’s common stock pursuant to the Second Amended and Restated 2004 Non-Employee Director Incentive Plan. The second Registration Statement on Form S-8 was filed to register approximately 3.85 million shares of common stock of the Company for issuance pursuant to employee benefit plans and nonstatutory stock option agreements of Mission which the Company agreed to assume under the term of the merger agreement. The Company also increased its authorized number of common shares to 125 million from 75 million. The Company registered 19.565 million shares of common stock on the Form S-4 and those shares were issued as merger consideration to holders of Mission stock.

Stock Option Grants

During the first quarter of 2006, the Company granted stock options covering 802,000 shares of common stock to employees of the Company. The options have exercises prices ranging from $12.74 to $16.04 with a weighted average price of $14.03. These options vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date.

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

Restricted Stock

During the first quarter of 2006, the Company granted 223,500 shares of restricted common stock to employees and non-employee Directors of the Company. These restricted shares were granted at prices ranging from $12.74 to $16.04 with a weighted average price of $15.62. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant and Director’s shares cliff vest after a six-month period.

During the first quarter of 2005, the Company issued 5,000 shares of restricted common stock to an employee of the Company. These restricted shares vest over a two-year period with one-third vesting on the date of issuance, one-third one year from the date of the issuance and the remaining one-third two years from the date of the issuance. The shares were issued at a price of $8.51 per share.

Treasury Stock

In August 2004, the Company’s Board of Directors terminated the stock repurchase program. At March 31, 2006 and December 31, 2005, the Company held 8,382 treasury shares with an average price per share of $4.35.

9. RELATED PARTY TRANSACTIONS

The Company entered into a stock purchase agreement with EnCap Investments, L.P. and certain of its affiliates (collectively EnCap), pursuant to which the Company agreed to repurchase, and EnCap agreed to sell, approximately 3.3 million shares of the Company’s common stock held by EnCap at a price per share equal to the net proceeds per share that the Company received from the private offering. The 3.3 million shares were repurchased for $46.2 million, which represents the price equal to the net proceeds received for those 3.3 million shares by the Company from the private offering. As of March 31, 2006 the Company had retired the shares.

10. NET EARNINGS/ (LOSS) PER COMMON SHARE

Basic earnings (loss) per share (EPS) is calculated by dividing net income by the weighted average number of shares of common stock (other than unvested restricted stock) outstanding during the period. Diluted earnings per share incorporates the dilutive impact of common stock equivalents (using the treasury stock method) and unvested restricted stock.

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Basic
Net income (loss)	$32,939	$(14,252)
Less: preferred dividends	(108)	(109)

Net income (loss) available (applicable) to common shareholders	$32,831	$(14,361)

Weighted average number of shares	81,961	39,980

Basic earnings (loss) per share	$0.40	$(0.36)

Diluted
Net income (loss)	$32,831	$(14,361)
Plus: preferred dividends	108	—

Net income (loss) available (applicable) to common shareholders	$32,939	$(14,361)

Weighted average number of shares	81,961	39,980

Common stock equivalent shares representing shares issuable upon exercise of stock options	650	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	1,314	Anti-dilutive
Common stock equivalent shares representing shares “as-if” conversion of note payable	—	Anti-dilutive
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	294	Anti-dilutive

Weighted average number of shares used in calculation of diluted income (loss) per share	84,219	39,980

Diluted earnings (loss) per share	$0.39	$(0.36)

The following table summarizes the number of potential incremental shares that were excluded from the diluted EPS calculations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
Common Stock Equivalents:	2006	2005
Options	958	2,060
Warrants	—	5,331
“As-if” conversion of:
Subordinated convertible note payable	—	8,750
Preferred stock	—	299

	958	16,440

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Accounts receivable:
Oil and gas sales	$43,090	$48,369
Joint interest accounts	18,098	15,954
Other	4,206	3,764

	$65,394	$68,087

Accounts payable and accrued liabilities:
Trade payables	$7,927	$16,379
Revenues and royalties payable to others	25,913	22,273
Accrued capital costs	41,697	23,610
Accrued lease operating expenses	7,994	5,854
Other	16,590	21,901

	$100,121	$90,017

12. SUBSEQUENT EVENTS

On April 21, 2006, the Company and KCS Energy, Inc. (KCS) announced that they have entered into a definitive agreement to merge the companies and create a combined oil and gas exploration and production company. The combined company will continue to be known as Petrohawk Energy Corporation and will be headquartered in Houston, Texas.

Under the terms of the merger agreement, KCS stockholders will receive $9.00 per share in cash and 1.65 shares of Petrohawk common stock for each share of KCS common stock they own. This represents consideration to KCS stockholders of $31.41 per share based on the closing price of Petrohawk shares on April 20, 2006. KCS stock options will convert into Petrohawk options pursuant to the terms of the merger agreement. Following the transaction, KCS stockholders will own approximately 50% of the combined company.

Mr. Floyd C. Wilson will continue his role as the Company’s Chairman, President and CEO. KCS’s James W. Christmas will serve as Vice Chairman and William N. Hahne as Executive Vice President and Chief Operating Officer of the combined company. Following the completion of the merger, the Company will have nine directors, five nominated by Petrohawk, including Mr. Wilson, and four nominated by KCS, including Mr. Christmas.

The transaction is subject to the approval of the stockholders of Petrohawk and KCS. The boards of directors of both companies have unanimously approved the merger agreement, which is subject to customary conditions, including approval of listing of the Petrohawk shares to be issued in the merger on NASDAQ and regulatory approvals. The transaction is expected to be completed during the third quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three months ended March 31, 2006 and 2005 should be read in conjunction with our Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Petrohawk Energy Corporation Form 10-K, as amended for the year-ended December 31, 2005.

Overview

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

In the first three months of 2006, we produced 12.2 billion cubic feet of natural gas equivalent (Bcfe) compared to production of 4.8 Bcfe for the comparable period of the prior year. Natural gas production was 8.6 billion cubic feet (Bcf) and oil production was 596 thousand barrels of oil (Mbbls) for the first three months of 2006. Oil and natural gas production in the current period increased 7.4 Bcfe from the same period in 2005. This increase was primarily attributable to the acquisition of Mission in July of 2005 (5.2 Bcfe) and the North Louisiana Acquisitions in January of 2006 (1.0 Bcfe). The remaining increase in production was due to our continued drilling success as we drilled 66 wells during the quarter, 63 of which were successful for a success rate of 95%. We reported oil and gas revenues for the three months ended March 31, 2006 of $103.0 million. This represents an increase of $70.7 million as compared to the same period of the prior year. The increase in our production and oil and natural gas revenues was principally through acquisitions and increases in our realized commodity prices. We focus on properties within our core operating areas that have significant proved reserve components and which we believe have additional development and exploration opportunities.

In the first three months of 2006, natural gas prices were higher than the comparable period of the prior year and our financial results reflect their impact. Our realized natural gas equivalent price increased $1.72 per thousand cubic feet of natural gas equivalent (Mcfe), or 26%, to $8.40 compared to the $6.68 per Mcfe realized in the same period of the prior year. Commodity prices are determined by factors that are outside of our control. Historically, commodity prices have been volatile and we expect them to remain volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas and crude oil prices, and therefore, cannot accurately predict revenues.

We believe that our cash flow from operations and other financial resources will provide us with the ability to fully develop our existing properties, to finance our current exploration projects and to pursue new acquisition opportunities.

On April 21, 2006, we entered into a definitive agreement to merge with KCS Energy, Inc. (KCS). The combined company will continue to be known as Petrohawk Energy Corporation and will be headquartered in Houston, Texas. On an estimated pro forma basis, we will have estimated proved reserves of approximately one trillion cubic feet of natural gas equivalents of which approximately 68% would be classified as proved developed and approximately 82% would be natural gas.

Under the terms of the agreement, KCS stockholders will receive $9.00 per share in cash and 1.65 shares of Petrohawk common stock for each share of KCS common stock they own. This represents consideration to KCS stockholders of $31.41 per share based on the closing price of Petrohawk shares on April 20, 2006. Following the transaction, KCS stockholders will own approximately 50% of the combined company.

Capital Resources and Liquidity

We funded our capital program exclusive of acquisitions with cash flows from operations. The North Louisiana Acquisitions were funded through the issuance of common stock and additional borrowings under our debt facilities. Proceeds from the divestiture of our Gulf of Mexico properties were used to reduce the revolving credit facility. Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes. Prices for natural gas and crude oil have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. Working capital is substantially influenced by these variables. Our working capital deficit at March 31, 2006 is primarily driven by our current portion of the unrealized mark-to-market derivative liability. Fluctuations in cash flow may result in an increase or decrease in our capital and exploration expenditures. See below for additional discussion and analysis of cash flow.

Net increase in cash and cash equivalents is summarized as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows provided by operating activities	$53,921	$20,557
Cash flows (used in) provided by investing activities	(239,998)	7,688
Cash flows provided by (used in) financing activities	176,808	(27,546)

Net (decrease) increase in cash and cash equivalents	$(9,269)	$699

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2006 increased $33.4 million from the same period in 2005. This increase was primarily due to the increase in our net income as a result of our increase in oil and gas revenues due to higher commodity prices and an increase in sales volumes primarily attributable to the Mission acquisition and the North Louisiana Acquisitions. Average realized prices for the three months increased 26% from $6.68 per Mcfe in 2005 to $8.40 per Mcfe in 2006. Production volumes for the three months ended March 31, 2006 increased from 4.8 Bcfe in 2005 to 12.2 Bcfe in 2006.

Investing Activities. The primary driver of cash used in investing activities was capital spending, inclusive of acquisitions and net of dispositions. Cash used in investing activities increased to $240.0 million from cash provided by operations of $7.7 million for the same period in 2005.

On January 27, 2006, we completed the acquisition of all of the issued and outstanding common stock of Winwell pursuant to a Stock Purchase Agreement with Winwell and all of its shareholders made and entered into as of December 14, 2005 (the Stock Purchase Transaction). The aggregate consideration paid in the Stock Purchase Transaction was approximately $208 million in cash after certain closing adjustments. Also on January 27, 2006, we completed the acquisition of assets pursuant to an Asset Purchase Agreement with Redley, made and entered into as of December 14, 2005, as amended, (the Asset Purchase Transaction). The aggregate consideration paid in the Asset Purchase Transaction was approximately $86 million in cash after certain closing adjustments. We deposited $15 million in earnest money under the terms of the Stock Purchase Transaction, and $7.5 million under the terms of the Asset Purchase Transaction. The $22.5 million deposit was included in other non-current assets at December 31, 2005. The deposit and interest earned was applied to the overall purchase price.

We closed the previously announced $52.5 million divestment of substantially all of our properties in the Gulf of Mexico on March 21, 2006. The net proceeds received in this transaction were used to pay down a portion of our long-term debt.

During the first quarter of 2005, we completed the acquisition of Proton Oil & Gas Corporation for $52.6 million in cash and the disposition of certain royalty interest properties previously acquired from Wynn-Crosby Energy, Inc. and certain of its affiliates for approximately $78.5 million in cash. These transactions had effective dates of January 1, 2005.

We have established a capital budget of $210 million for 2006 which is expected to be funded primarily from cash flows from operations. We establish the budget for these amounts based on our current estimate of future commodity prices. Due to the volatility of commodity prices our budget may be periodically adjusted. We expect to be operating eight to ten drilling rigs during the remainder of 2006 and expects that five to ten non-operated rigs will be running at all times. Significant ongoing activities will occur in South Texas, East Texas, North and South Louisiana, the Permian Basin and the Arkoma Basin.

Financing Activities. Net cash flows provided by financing activities were $176.8 million for the three months ended March 31, 2006 compared to a net cash use of $27.5 million for the three months ended March 31, 2005. Cash flows provided by financing activities in 2006 were the result of increased borrowings, primarily to fund acquisitions. Financing activities in 2006 included $4.5 million of cash paid on settled derivative contracts that were acquired in conjunction with our acquisition activity compared with $1.3 million in 2005.

We strive to maintain excess availability under our senior revolving credit facility. Excess cash flow and non-core asset sales are used to repay debt to the extent possible. During the first quarter of 2006, the Company had net borrowings of $50 million primarily due to the capital requirements of the closing of the North Louisiana Acquisitions.

During the first quarter of 2006, we paid our previously accrued fourth quarter of 2005 dividends of $0.1 million on our 8% cumulative convertible preferred stock. We have accrued the first quarter 2006 dividend of $0.1 million. During the first quarter of 2005, we paid the first quarter dividend of $0.1 million.

Contractual Obligations

We have no material long-term commitments associated with our capital expenditure plans or operating agreements. Consequently, we believe we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. Our level of capital expenditures will vary in future periods depending on the success we experience in our acquisition, developmental and exploration activities, oil and gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities. As previously discussed, we have entered into an agreement with KCS to merge the companies. The transaction is currently expected to close during the third quarter of this year.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in the 2005 Form 10-K, as amended.

Results of Operations

Quarters ended March 31, 2006 and 2005

We reported net income of $32.9 million for the three months ended March 31, 2006 compared to a net loss of $14.3 million for the comparable period in 2005. The increase in net income of $47.2 million from prior year was primarily driven by an increase in sales volumes due to our acquisition activities, higher realized prices and a decrease in our unrealized loss on derivative contracts.

	Three Months Ended March 31,		Increase (Decrease)
In Thousands	2006	2005
Net income (loss)	$32,939	$(14,252)	$47,191
Oil and gas sales	103,006	32,326	70,680
Production expenses:
Lease operating	11,549	4,524	7,025
Workover and other	719	421	298
Taxes other than income	8,298	2,326	5,972
Gathering, transportation and other	1,872	333	1,539
General and administrative:
General and administrative	6,044	3,300	2,744
Stock-based compensation	644	1,579	(935)
Depletion, depreciation and amortization:
Depletion – Full cost	36,751	10,526	26,225
Depreciation – Other	261	99	162
Accretion expense	438	189	249
Net (loss) gain on derivative contracts:	24,803	(28,652)	53,455
Interest expense and other	(9,072)	(3,349)	(5,723)
Income tax (provision) benefit	(19,222)	8,720	(27,942)

Production:
Natural Gas – Mmcf	8,658	3,438	5,220
Crude Oil – Mbbl	596	231	365
Natural Gas Equivalent – Mmcfe	12,234	4,822	7,412

Average price per unit (1):
Gas price per Mcf	$7.75	$6.24	$1.51
Oil price per Bbl	59.90	46.62	13.28
Equivalent per Mcfe	8.40	6.68	1.72

Average cost per Mcfe:
Production expenses:
Lease operating	0.94	0.94	—
Workover and other	0.06	0.09	(0.03)
Taxes other than income	0.68	0.48	0.20
Gathering, transportation and other	0.15	0.07	0.08
General and administrative expense:
General and administrative	0.49	0.68	(0.19)
Stock-based compensation	0.05	0.33	(0.28)
Depletion expense	3.00	2.18	0.82

(1)	Amounts exclude the impact of cash paid on settled contracts as we did not elect to apply hedge accounting.

For the three months ended March 31, 2006, oil and gas sales increased $70.7 million from the comparable period in 2005, to $103.0 million. The increase for the three months is primarily attributable ($50 million) to an increase in production as a result of the acquisition of Mission in July of 2005 (5.2 Bcfe) and the closing of the North Louisiana Acquisitions (1.0 Bcfe). Higher commodity prices led to an approximate $21 million increase in revenues from the comparable period in 2005 as our realized average price per Mcfe for the three month period increased $1.72 to $8.40 in 2006 from $6.68 in 2005.

Lease operating expenses increased $7.0 million for the three months ended March 31, 2006 as compared to the same period in 2005. This increase is primarily due to the increase in overall production of 7.4 Bcfe as a result of our recent acquisition activities. On a per unit basis, lease operating expense remained flat at $0.94 per Mcfe as we have been able to successfully integrate our acquisitions into our overall business while maintaining our focus on lease operating expenses.

Taxes other than income increased $6.0 million for the three months ended March 31, 2006 as compared to the same period in 2005 due to a corresponding increase in oil and gas revenues. The largest portion of taxes other than income are production and severance taxes which are generally assessed as a percentage of gross oil and natural gas sales. On a per unit basis, taxes other than income increased $0.20 per Mcfe to $0.68 per Mcfe in 2006 as compared to $0.48 per Mcfe during the same period in 2005. As a percentage of oil and gas sales, taxes other than income were approximately 8% and 7% for the quarters ended March 31, 2006 and 2005, respectively.

General and administrative expenses for the three months ended March 31, 2006 increased $2.7 million to $6.0 million compared to the same period in 2005. This increase was primarily due to the acquisition of Mission in July of 2005. Employee headcount almost doubled due to the Company leveraging the hiring opportunity of Mission employees to appropriately staff the Company. Additionally, office expenses increased from prior year due primarily to an increase in office rent associated with the leasing of additional space to accommodate the employees from Mission. In January 2005, we made the decision to bring the previously outsourced accounting function back in house, but did not see the full effect of that in the first quarter of 2005. The decrease in the outsource fee has been partially offset by an increase in costs associated with an internal accounting department. General and administrative expenses have decreased significantly on a per Mcfe basis from $0.68 per Mcfe for the three months ended March 31, 2005 to $0.49 per Mcfe for the comparable period of 2006 as production increases have outpaced our administrative expenses. We focus on reducing general and administrative expenses as a part of our overall business integration plan to the extent possible.

Depletion expense increased $26.2 million from the same period in 2005 to $36.8 million for the three months ended March 31, 2006. Depletion for oil and gas properties is calculated using the unit of production method, which amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased $0.82 per Mcfe to $3.00 per Mcfe. This increase is primarily due to the North Louisiana Acquisitions and partially offset by the Gulf of Mexico property divestiture.

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil and gas production. At March 31, 2006, we had 40 open positions: 16 natural gas price collar arrangements, one natural gas price swap arrangement, four natural gas put options, one crude oil price swap arrangement and 18 crude oil collar arrangements. Consistent with 2005, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations. At March 31, 2006, we had a net derivative liability of $52.3 million and recognized a net derivative gain of $24.8 million for the three months ended March 31, 2006 compared to a net derivative loss of $28.7 million in the prior year. This increase of $53.5 million from the prior year is primarily due to the decrease in forward commodity prices during the first quarter of 2006 as compared to commodity prices at December 31, 2005.

Interest expense and other for the first quarter of 2006 increased $5.7 million from the same period in 2005. This increase is primarily due to the additional debt incurred in conjunction with the acquisition of Mission and the closing of the North Louisiana Acquisitions as our long-term debt excluding the premium recorded on our 9 7/8% Senior Notes and our deferred premiums on derivatives increased from $213.0 million at March 31, 2005 to $534.5 million at March 31, 2006.

Income tax expense for the first quarter of 2006 increased $27.9 million from the prior year. The increase from prior year is primarily due to our pre-tax net income of approximately $52.2 million for the first quarter of 2006 compared to a pre-tax net loss of $23.0 million for the first quarter of 2005.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Consolidated Financial Statements Note 1, Financial Statement Presentation.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to various risks including energy commodity price risk. We have designed our hedging policy to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our hedging arrangements apply to only a portion of our current and anticipated production and provide only partial price protection against declines in oil and gas prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil and gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges. Please refer to Item 1. Consolidated Financial Statements Note 7, Derivative Activities for the required disclosures.

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from short-term rates, which are LIBOR and ABR based.

Item 4. Controls and Procedures

As of the end of the current reported period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 6 Commitments and Contingencies, of the Notes to the Unaudited Consolidated Financial Statements in Item 1. Part 1 of this Quarterly Report on Form 10-Q is incorporated by reference in response to this item.

Item 1A. Risk Factors

There have been no changes to the Company’s identified risk factors from those described in the 2005 Form 10-K, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the North Louisiana Acquisitions, on February 1, 2006, the Company issued and sold 13 million shares of its common stock for $14.50 per share, for an aggregate offering amount of approximately $188.5 million. The Company received approximately $180.4 million in net proceeds from the offering. Contemporaneously with the offering, the Company agreed to repurchase, and EnCap agreed to sell, approximately 3.3 million shares for $46.2 million, which represents the price equal to the net proceeds received for those 3.3 million shares by the Company from the private offering. The shares of common stock were privately placed in the offering and were not registered under the Securities Act of 1933, as amended (the Act), or any state securities laws. The common stock was offered and sold pursuant to the private placement exceptions from registration provided by Regulation D, Rule 506, under Section 4(2) of the Act and Regulation S of the Act. Shares of the common stock were offered and sold only to “accredited investors” (as defined in Rule 501(a) of the Act) and non-United States persons pursuant to the offers and sales that occur outside the United States within the meaning of Regulation S under the Act. The placement agents for this offering received a cash fee equal to approximately $7.7 million as compensation for services provided in connection with the offering and to reimburse them for certain expenses.

Pursuant to a related registration rights agreement by the Company and for the benefit of the purchasers in the aforementioned private offering, the Company agreed to file and cause to be declared effective by the SEC a registration statement covering resales of shares of the Company’s common stock sold in this offering as promptly as reasonably practical and in any event within 75 days after the closing of the offering. These shares were registered pursuant to the registration rights agreement by the Company on March 20, 2006 in conjunction with the filing of a registration statement on Form S-3 (No. 33-132565).

Issuer Purchases of Equity Securities

On January 26, 2006, the Company entered into a stock purchase agreement with EnCap Investments, L.P. and certain of its affiliates (collectively EnCap), pursuant to which the Company agreed to repurchase, and EnCap agreed to sell, approximately 3.3 million shares of the Company’s common stock held by EnCap at a price per share equal to the net proceeds per share that the Company received from the private offering (see table below). The stock purchase agreement was effective as of January 10, 2006.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares That May Yet be Purchased Under the Plans or Programs
January 2006	—	—	—	—
February 2006	3,322,441	$13.9055	—	—
March 2006	—	—	—	—

Total	3,322,441

The Company has never paid cash dividends on its common stock. The Company intends to retain earnings for use in the operation and expansion of the Company’s business and therefore do not anticipate declaring cash dividends on common stock in the foreseeable future. Holders of the Company’s 8% cumulative convertible preferred stock are entitled to receive cumulative dividends at the annual rate of $0.74 per share. No dividends may be paid on common stock unless all cumulative dividends due on 8% cumulative convertible preferred stock have been declared and paid. Any future determination to pay dividends on common stock will be at the discretion of the board of directors and will be dependent upon then existing conditions, including the Company’s prospects, and such other factors, as the board of directors deems relevant. The Company is also restricted from paying cash dividends on common stock under its senior revolving credit facility.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are included as exhibits to this Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 3, 2005 (and as amended through June 8, 2005), by and among Petrohawk Energy Corporation, Petrohawk Acquisition Corporation, and Mission Resources Corporation (Incorporated by reference to Annex A of our Registration Statement on Form S-4/A filed on June 22, 2005).

2.2	Agreement and Plan of Merger, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Ronald W. Crosby and Paige L. Crosby (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 24, 2004).

2.3	Agreement and Plan of Mergers, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on November 24, 2004).

2.4	Amendment to Agreement and Plan of Mergers among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby, dated October 26, 2004 (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed on November 24, 2004).

2.5	Stock Purchase Agreement among Winwell Resources, Inc. and all of its Shareholders, as Sellers, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 20, 2005).

2.6	Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed December 20, 2005).

2.7	First Amendment to Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, effective as of December 14, 2005 (Incorporated by reference to Exhibit 2.7 to our Annual Report on Form 10-K filed March 14, 2006).

2.8	Assignment Agreement between Petrohawk Properties, L.P. and Petrohawk Energy Corporation effective January 27, 2006 (Incorporated by reference to Exhibit 2.8 to our Annual Report on Form 10-K filed March 14, 2006).

2.9	Purchase and Sale Agreement executed January 14, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalties, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2005).

2.10	Amendment to Purchase and Sale Agreement executed on February 15, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalty, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on March 3, 2005).

2.11	Stock Purchase Agreement dated February 4, 2005 by and among Petrohawk Energy Corporation and Proton Oil & Gas Corporation, et al (Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on March 3, 2005).

2.12	Purchase and Sale Agreement between Petrohawk Energy Corporation and Petrohawk Properties, LP, together, as Seller, and Northstar GOM, LLC, as Buyer, dated February 3, 2006 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 9, 2006).

2.13	Agreement and Plan of Merger, dated as of April 20, 2006, by and among KCS Energy, Inc., Petrohawk Energy Corporation and Hawk Nest Corporation (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed April 21, 2006).

3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.4	Certificate of Designation of Petrohawk Energy Corporation’s 8% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 of our Form S-8 filed on July 29, 2004).

3.5	Amended and Restated Bylaws of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004).

3.6	Certificate of Designation, Preferences, Rights and Limitations of Series B 8% Automatically Convertible Preferred Stock of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 24, 2004).

4.1	Form of Warrant Agreement covering warrants issued to employees as employment inducements (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10-K filed on March 26, 2004).

4.2	Form of Warrant Agreement with suppliers, service providers, and other third parties (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10-K filed on March 26, 2004).

4.3	Warrant Agreement between Beta and its preferred shareholders, including Warrant Certificates A and B (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Form 8-K filed on July 3, 2001).

4.4	Registration Rights Agreement, dated November 23, 2004, between Petrohawk Energy Corporation and Friedman, Billings, Ramsey & Co., Inc., for the benefit of the holders of Series B Automatically Convertible Preferred Stock (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed on November 24, 2004).

4.5	Registration Rights Agreement, dated May 25, 2004, between Petrohawk Energy Corporation and PHAWK LLC (Incorporated by reference to Exhibit 4.11 of our Form S-3 filed on December 1, 2004).

4.6	Registration Rights Agreement dated April 1, 2005 among Petrohawk Energy Corporation and the parties set forth on Exhibit A (North Sound Legacy International Ltd., North Sound Legacy Institutional Fund, LLC, and North Sound Legacy Fund LLC) of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.6 of our Form 10-Q filed on May 12, 2005).

4.7	Registration Rights Agreement dated April 1, 2005 among Petrohawk Energy Corporation and the parties set forth on Exhibit A (GLG North American Opportunity Fund) of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.12 to our Form S-3/A filed on July 14, 2005).

4.8	Registration Rights Agreement dated April 4, 2005 among Petrohawk Energy Corporation and the parties set forth on Exhibit A (Provident Premier Master Fund Ltd.) of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.13 to our Form S-3/A filed on July 14, 2005).

4.9	Registration Rights Agreement, dated February 1, 2006, among Petrohawk Energy Corporation, Lehman Brothers Inc. and Friedman, Billings, Ramsey & Co., Inc. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed on February 1, 2006).

10.1	The Petrohawk Energy Corporation Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on August 18, 2004).

10.2	The Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005).

10.3	Form of Stock Option Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed August 11, 2005).

10.4	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.4 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.5	Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.5 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.6	The Petrohawk Energy Corporation Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 4.2 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005).

10.7	Form of Stock Option Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed March 14, 2006).

10.8	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.9	Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.9 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.10	Mission Resources Corporation 1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 of Mission Resources Corporation’s Registration Statement No. 33-76570 filed on March 17, 1994).

10.11	Mission Resources Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit A of Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on October 21, 1996).

10.12	Mission Resources Corporation 2004 Incentive Plan (Incorporated by reference to Appendix C to Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on March 30, 2004).

10.13	Nonstatutory Stock Option Grant Agreement dated as of November 1, 2004, between Mission Resources Corporation and Thomas C. Langford (Incorporated by reference to Exhibit 10.1 to Mission Resources Corporation’s Current Report on Form 8-K filed on November 2, 2004).

10.14	Nonstatutory Stock Option Grant Agreement dated as of March 14, 2005, between Mission Resources Corporation and William R. Picquet (Incorporated by reference to Exhibit 10.2 to Mission Resources Corporation’s Current Report on Form 8-K filed on March 16, 2005).

10.15	Form of Director and Officer Indemnity Agreement (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed on March 31, 2005).

10.16	Securities Purchase Agreement dated December 12, 2003 between Beta Oil & Gas, Inc. and Petrohawk Energy, LLC (Incorporated by reference to Appendix A to Beta’s Preliminary Proxy Statement filed on Schedule 14A on January 9, 2004).

10.17	Amended and Restated Senior Revolving Credit Agreement dated July 28, 2005, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas as administrative agent for the Lenders, Bank of America, N.A., as syndication agent for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 3, 2005).

10.18	Amended and Restated Second Lien Term Loan Agreement dated July 28, 2005, among Petrohawk Energy Corporation, as Borrower, and BNP Paribas, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 3, 2005).

10.19	Amended and Restated Guarantee and Collateral Agreement dated July 28, 2005, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 3, 2005).

10.20	Amended and Restated Second Lien Term Loan Agreement Amended and Restated Guarantee and Collateral Agreement dated July 28, 2005, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 3, 2005).

10.21	Convertible Promissory Note dated May 25, 2004 between PHAWK, LLC f/k/a Petrohawk Energy, LLC and Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K filed on March 31, 2005).

10.22	Agreement to Amend Note dated June 30, 2005 between Petrohawk Energy Corporation and PHAWK, LLC (Incorporated by reference to Exhibit 11 of Schedule 13D/A filed by PHAWK, LLC on July 19, 2005).

10.23	Agreement of Sale and Purchase dated August 11, 2004, by and between Petrohawk Energy Corporation and PHAWK, LLC (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on March 31, 2005).

10.24	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to Petrohawk Energy Corporation’s 9 7/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004).

10.25	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005).

10.26	First Amendment to Amended and Restated Senior Revolving Credit Agreement among Petrohawk Energy Corporation and BNP Paribas, et al., dated as of November 16 2005 (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed March 14, 2006).

10.27	First Amendment to Amended and Restated Second Lien Term Loan Agreement among Petrohawk Energy Corporation and BNP Paribas, et al., dated as of November 16, 2005 (Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed March 14, 2006).

10.28	Second Amendment to Amended and Restated Senior Revolving Credit Agreement among Petrohawk Energy Corporation and BNP Paribas, et al., effective as of January 27, 2006 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 1, 2006).

10.29	Second Amendment to Amended and Restated Second Lien Term Loan Agreement among Petrohawk Energy Corporation and BNP Paribas, et al., effective as of January 27, 2006 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 2, 2006).

10.30	Stock Purchase Agreement between Petrohawk Energy Corporation and EnCap Investments, L.P., et al., effective as of January 10, 2006 (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed March 14, 2006).

10.31	Supplement and Amendment to Amended and Restated Guarantee and Collateral Agreement (Revolver) effective as of January 27, 2006, by Petrohawk Energy Corporation, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 2, 2006).

10.32	Supplement and Amendment to Amended and Restated Guarantee and Collateral Agreement (Term Loan) effective as of January 27, 2006, by Petrohawk Energy Corporation, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 2, 2006)

10.33	Placement Agreement dated January 25, 2006 among Petrohawk Energy Corporation, Lehman Brothers Inc. and Friedman, Billings, Ramsey & Co., Inc. (Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed March 14, 2006).

10.34	Form of Voting Agreement for certain officers of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 21, 2006).

10.35	Form of Voting Agreement for certain officers of KCS Energy, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 21, 2006)

10.36	Form of Non-Solicitation Agreement for certain officers of KCS Energy, Inc. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 21, 2006)

31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROHAWK ENERGY CORPORATION

Date: May 10, 2006	By:	/s/ Floyd C. Wilson
Floyd C. Wilson
Chairman of the Board, President and Chief Executive Officer

	By:	/s/ Shane M. Bayless
Shane M. Bayless
Executive Vice President, Chief Financial Officer and Treasurer

	By:	/s/ Mark J. Mize
Mark J. Mize
Vice President, Controller and Chief Accounting Officer