Form 10-Q
period 2006-06-30
PETROHAWK ENERGY CORP
filed 2006-08-09
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number 000-25717

PETROHAWK ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0876964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1100 Louisiana, Suite 4400, Houston, Texas 77002

(Address of principal executive offices including ZIP code)

(832) 204-2700

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Global Select Market

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

Yes    ☐  No    ☒

As of August 7, 2006 the Registrant had 167,772,839 shares of Common Stock, $.001 par value, outstanding.

T ABLE OF CONTENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include, among others, the following:

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

We identify forward-looking statements by use of terms such as “will,” “expect,” “anticipate,” “estimate,” “plan,” “believe,” “intend,” “will,” “continue,” “potential,” “should,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•	the possibility that our acquisitions may involve unexpected costs;

•	the volatility in commodity prices for oil and gas;

•	the accuracy of internally estimated proved reserves;

•	the presence or recoverability of estimated oil and gas reserves;

•	the ability to replace oil and gas reserves;

•	the availability and costs of drilling rigs and other oilfield equipment and services;

•	environmental risks;

•	exploration and development risks;

•	competition;

•	the inability to realize expected value from acquisitions;

•	the ability of our management team to execute its plans to meet its goals;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and commodity prices for oil and gas.

Forward-looking statements speak only as of the date of this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues:
Oil and gas	$86,414	$36,184	$189,420	$68,510
Operating expenses:
Production:
Lease operating	11,317	5,100	22,866	9,624
Workover and other	1,771	818	2,490	1,239
Taxes other than income	6,309	2,083	14,607	4,409
Gathering, transportation and other	2,264	213	4,136	546
General and administrative:
General and administrative	7,708	4,205	13,751	7,504
Stock-based compensation	1,223	644	1,868	2,223
Depletion, depreciation and amortization	37,458	11,694	74,908	22,508

Total operating expenses	68,050	24,757	134,626	48,053

Income from operations	18,364	11,427	54,794	20,457
Other income (expenses):
Net gain (loss) on derivative contracts	1,644	(8,331)	26,447	(36,983)
Interest expense and other	(10,923)	(7,033)	(19,995)	(10,383)

Total other income (expenses)	(9,279)	(15,364)	6,452	(47,366)

Income (loss) before income taxes	9,085	(3,937)	61,246	(26,909)
Income tax (provision) benefit	(4,232)	1,735	(23,454)	10,455

Net income (loss)	4,853	(2,202)	37,792	(16,454)
Preferred dividends	(109)	(110)	(217)	(219)

Net income (loss) available (applicable) to common shareholders	$4,744	$(2,312)	$37,575	$(16,673)

Earnings (loss) per share of common stock:
Basic	$0.06	$(0.06)	$0.45	$(0.42)

Diluted	$0.06	$(0.06)	$0.45	$(0.42)

Weighted average shares outstanding:
Basic	83,613	40,146	82,886	40,063

Diluted	85,383	40,146	84,755	40,063

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
Current assets:
Cash	$10,447	$12,911
Accounts receivable	69,404	68,087
Deferred income taxes	5,492	18,304
Receivables from derivative contracts	7,326	1,286
Prepaid expenses and other	8,275	5,393

Total current assets	100,944	105,981

Oil and gas properties (full cost method):
Evaluated	1,476,364	1,096,810
Unevaluated	155,484	162,133

Gross oil and gas properties	1,631,848	1,258,943
Less - accumulated depletion	(195,148)	(121,456)

Net oil and gas properties	1,436,700	1,137,487

Other operating property and equipment:
Net other operating property and equipment	3,431	3,463
Other noncurrent assets:
Goodwill	165,279	132,029
Debt issuance costs, net of amortization	2,571	1,969
Receivables from derivative contracts	3,712	2,252
Other	2,244	26,993

Total assets	$1,714,881	$1,410,174

Current liabilities:
Accounts payable and accrued liabilities	$102,523	$90,017
Liabilities from derivative contracts	29,080	51,081
Current portion of long-term debt	4,986	2,788

Total current liabilities	136,589	143,886

Long-term debt	585,069	495,801
Liabilities from derivative contracts	24,722	35,695
Asset retirement obligations	31,542	50,133
Deferred income taxes	240,316	153,155
Other noncurrent liabilities	1,987	5,046
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible Preferred stock: 5,000,000 shares of $.001 par value authorized; 117,892 shares issued and outstanding at June 30, 2006 and 593,271 at December 31, 2005; liquidation value at June 30, 2006 of $1.1 million and $5.5 million at December 31, 2005	—	1
Common stock: 125,000,000 and 75,000,000 shares of $.001 par value authorized at June 30, 2006 and December 31, 2005; 83,654,825 and 73,566,117 shares issued and outstanding at June 30, 2006 and December 31, 2005	83	74
Additional paid-in capital	689,067	558,452
Treasury stock, at cost, 8,382 shares reacquired at June 30, 2006 and December 31, 2005	(36)	(36)
Retained earnings (accumulated deficit)	5,542	(32,033)

Total stockholders’ equity	694,656	526,458

Total liabilities and stockholders’ equity	$1,714,881	$1,410,174

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$37,792	$(16,454)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	74,908	22,508
Income tax provision (benefit)	23,454	(10,789)
Stock-based compensation	1,868	2,223
Net unrealized (gain) loss on derivative contracts	(37,591)	34,572
Net realized loss on derivative contracts acquired	9,934	—
Other	(375)	1,515
Change in assets and liabilities, net of acquisitions:
Accounts receivable	16,019	1,816
Prepaid expenses and other	(2,782)	(1,597)
Accounts payable and accrued liabilities	(18,876)	(1,145)
Other	(810)	16

Net cash provided by operating activities	103,541	32,665

Cash flows from investing activities:
Oil and gas expenditures	(123,349)	(36,839)
Acquisition of Winwell Resources, Inc., net of cash acquired of $14,965	(175,037)	—
Acquisition of Proton Oil & Gas Corp., net of cash acquired of $870	—	(52,625)
Acquisition of oil and gas properties	(85,295)	—
Proceeds received from sale of oil and gas properties	49,519	79,394
Gas gathering system and equipment expenditures	(506)	(978)
Return of oil and gas property acquisition deposit	22,500	—

Net cash (used in) provided by investing activities	(312,168)	(11,048)

Cash flows from financing activities:
Proceeds from exercise of options	842	822
Proceeds from issuance of common stock	188,500	—
Acquisition of common stock	(46,200)	—
Proceeds from borrowings	325,000	68,000
Repayment of borrowings	(235,000)	(90,000)
Net realized loss on derivative contracts acquired	(9,934)	—
Offering costs	(10,686)	—
Buyback of Preferred Stock	(4,397)	—
Dividends paid on 8% Cumulative Preferred Stock	(328)	(220)
Other	(1,634)	—

Net cash provided by (used in) financing activities	206,163	(21,398)

Net (decrease) increase in cash	(2,464)	219
Cash:
Beginning of period	12,911	5,660

End of period	$10,447	$5,879

The accompanying notes are an integral part to these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

During interim periods, Petrohawk Energy Corporation (Petrohawk or the Company) follows the same accounting policies disclosed in its Report on Form 10-K for the preceding fiscal year, as amended and filed with the Securities and Exchange Commission (SEC). Please refer to the footnotes in the Form 10-K when reviewing interim financial results.

These unaudited consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the periods presented. Interim period results are not necessarily indicative of results of operations or cash flows for the full year.

On July 12, 2006, the Company completed its previously announced merger with KCS Energy, Inc. (KCS). Please refer to Note 12, Subsequent Events, for more details on the Company’s merger with KCS and various related transactions.

Recently Issued Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on its financial statements.

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

Stock-Based Compensation

Prior to 2006, the Company followed SFAS 123 and related interpretations in accounting for its employee and director stock options and applied the fair value based method of accounting to such options. Under SFAS 123, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. All activity in 2005 was accounted for under SFAS 123 and was included in stock-based compensation in the Company’s operating results.

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) is a revision of SFAS 123, and supersedes APB 25, Accounting for Stock Issued to Employees (APB 25). Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. As allowed by SFAS 123(R), the Company continued utilizing the Black-Scholes option pricing model to measure the fair value of stock options granted upon adoption of SFAS 123(R).

The assumptions used in the fair value method calculation for the six months ended June 30, 2006 and 2005 are disclosed in the following table:

	Six Months Ended June 30,
	2006	2005
Weighted average value per option granted during the period (1)	$4.04	$1.99
Assumptions (2):
Stock price volatility	35.0%	27.2%
Risk free rate of return	4.4%	3.4%
Expected term	3 years	3 years

(1)	Calculated using the Black-Scholes fair value based method.
(2)	The Company does not pay dividends on its common stock.

The following table sets forth the option transactions for the six month period ended June 30, 2006 (in thousands, except share and per share amounts).

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2005	5,698,547	$6.16		5.6
Granted	882,000	13.90
Exercised	(118,853)	7.21
Forfeited	(241,622)	16.67

Outstanding at June 30, 2006	6,220,072	$6.78	$36,194	5.8

Exercisable at June 30, 2006	4,432,559	$4.91	$34,065	4.5

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options exercised during the six month period ended June 30, 2006 was approximately $0.7 million.

There were no options which expired in the six month period ended June 30, 2006. The weighted average grant date fair value of options granted during the six month period ended June 30, 2006 was $3.6 million. At June 30, 2006 the unrecognized compensation expense related to non-vested stock options totaled $3.2 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 1.8 years.

The following table sets forth the restricted stock transactions for the six month period ended June 30, 2006 (in thousands, except share and per share amounts).

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (1)
Unvested outstanding shares at December 31, 2005	73,334	$10.87
Granted	253,500	15.19
Vested	(21,667)	10.76
Forfeited	(1,667)	8.51

Unvested outstanding shares at June 30, 2006	303,500	$14.52	$3,824

(1)	The intrinsic value of restricted stock was calculated as the closing market price on June 30, 2006 of the underlying stock multiplied by the number of restricted shares. The intrinsic value of the shares vested for the six month period ended June 30, 2006 was $0.3 million.

The weighted average grant date fair value of the shares granted during the six month period ended June 30, 2006 was $3.9 million. At June 30, 2006, the unrecognized compensation expense related to non-vested restricted stock totaled $3.1 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 2.3 years.

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

Also on January 27, 2006, the Company completed the acquisition of certain oil and gas assets pursuant to an Asset Purchase Agreement with Redley Company, Burris Run Company and Red Clay Minerals, made and entered into as of December 14, 2005, as amended, (the Asset Purchase Transaction; the Stock Purchase Transaction and the Asset Purchase Transaction, collectively the North Louisiana Acquisitions). The aggregate consideration paid in the Asset Purchase Transaction was approximately $86.1 million ($86.2 million after certain closing adjustments). The Company reflected the results of operations of the Asset Purchase Transaction beginning January 27, 2006.

The Company deposited $15 million in earnest money under the terms of the Stock Purchase Transaction, and $7.5 million under the terms of the Asset Purchase Transaction. The $22.5 million deposit was included in other non-current assets at December 31, 2005 and applied to the overall purchase price in January of 2006.

Mission Resources Corporation

On July 28, 2005, the Company and Mission Resources Corporation (Mission), a Delaware corporation, completed a two-step merger transaction which resulted in Mission’s merger with and into the Company (the Mission Merger). Total consideration for the shares of Mission common stock was comprised of 60.1% Company common stock and 39.9% cash. Accordingly, consideration paid to Mission stockholders in the Mission Merger consisted of approximately $139.5 million in cash and approximately 19.565 million shares of the Company’s common stock. In addition, all outstanding options to purchase Mission common stock were converted into options to purchase Petrohawk common stock using the exchange ratio of 0.7641 shares of Petrohawk common stock per share of Mission common stock underlying each option. The Company assumed Mission’s long-term debt of approximately $184 million.

The Mission Merger was accounted for using the purchase method of accounting under the accounting standards established in SFAS 141 and SFAS 142. As a result, the assets and liabilities of Mission were included in the Company’s September 30, 2005 consolidated balance sheet. The Company reflected the results of operations of Mission beginning July 28, 2005. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at July 28, 2005, which primarily consisted of oil and gas properties of $606.7 million, derivative liabilities of $29.4 million, asset retirement obligations of $37.7 million, a net deferred tax liability of $134.8 million, and goodwill of $138.9 million. The deferred tax liability recognizes the difference between the historical tax basis of Mission’s assets and the acquisition cost recorded for book purposes. The recorded book value of the oil and gas properties was increased and goodwill was recorded to recognize this tax basis differential.

Proforma for North Louisiana Acquisitions and the Mission Merger

The Company’s unaudited pro forma results are presented below for the three and six months ended June 30, 2006 and 2005. The unaudited pro forma results for the three and six months ended June 30, 2005 have been prepared to illustrate the approximated pro forma effects on the Company’s results of operations under the purchase method of accounting as if the Company had completed the North Louisiana Acquisitions and the Mission merger on January 1, 2005. The unaudited pro forma results for the three and six months ended June 30, 2006 have been prepared to illustrate the approximated pro forma effects on the Company’s results of operations under the purchase method of accounting as if the Company had completed the North Louisiana Acquisitions on January 1, 2006. The unaudited pro forma results do not purport to represent what the results of operations would actually have been if the transactions had in fact occurred on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Pro forma:
Oil and gas sales	$86,414	$95,226	$192,262	$173,436
Net income (loss) available (applicable) to common stockholders	4,744	1,006	38,138	(55,970)
Basic earnings (loss) per share	$0.06	$0.01	$0.45	$(0.81)
Diluted earnings (loss) per share	$0.06	$0.01	$0.45	$(0.81)

3. OIL AND GAS PROPERTIES

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depletion exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to expense. No such charges were required during the three and six month periods ending June 30, 2006 and 2005.

4. LONG-TERM DEBT

Long-term debt as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Senior revolving credit facility	$275,000	$210,000
Second lien term loan facility (1)	173,500	148,500
9 7/8% senior notes (2)	133,707	134,484
Deferred premiums on derivatives (3)	2,862	2,817

	$585,069	$495,801

(1)	Amount excludes $1.5 million of the total facility which was classified as current at June 30, 2006 and December 31, 2005.
(2)	Amount includes $9.2 million and $10.0 million premium recorded by the Company in conjunction with the assumption of $130 million face value of 9 7/8% notes payable from Mission at June 30, 2006 and December 31, 2006, respectively. See Note 2, Acquisitions and Divestitures for more details.
(3)	Amount excludes $3.5 million of deferred premiums on derivatives which has been classified as current at June 30, 2006 and $1.3 million at December 31, 2005.

Senior Revolving Credit Facility

On January 27, 2006, the Company amended its Amended and Restated Senior Revolving Credit Agreement dated as of July 28, 2005, as amended (the Senior Credit Agreement) in connection with the North Louisiana Acquisitions. Pursuant to the amendment, the maximum credit amount was increased to $600 million and the borrowing base was increased to $400 million. The execution of the amendment by the lenders also constituted a waiver by the lenders permitting the transactions to be completed. In conjunction with the closing of the Gulf of Mexico properties sale, the Senior Credit Agreement’s borrowing base was decreased to $385 million.

Amounts outstanding under the Senior Credit Agreement bear interest at a specified margin over the London Interbank Offered Rate (LIBOR) of 1.00% to 1.75% for Eurodollar loans or at specified margins over the Alternate Base Rate (ABR) of 0.00% to 0.50% for ABR loans. Such margins will fluctuate based on the utilization of the facility. Borrowings under the Senior Credit Agreement are secured by first priority liens on substantially all of the Company’s assets, including equity interest in the Company’s subsidiaries. Amounts drawn on the facility mature on July 28, 2009.

The Senior Credit Agreement requires the Company to maintain certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expense, and a maximum leverage ratio. The Company also may not permit its ratio of total debt to EBITDA (as defined in the Senior Credit Agreement) for the period of four fiscal quarters immediately preceding the date of redetermination for which financial statements are available to be greater than 4.0 to 1.0. In addition, the Company is subject to covenants limiting dividends, and other restricted payments, transactions with affiliates, incurrence of debt, changing of control, asset sales, and liens on properties. At June 30, 2006, the Company is in compliance with all of its debt covenants under the Senior Credit Agreement.

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

The Company is subject to certain financial covenants pertaining to minimum asset coverage ratio and a maximum leverage ratio as discussed above under the Senior Credit Agreement. The Company also may not permit its ratio of total present value of reserves to total debt to be less than 1.5 to 1.0 after March 31, 2005. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. At June 30, 2006, the Company is in compliance with all of its debt covenants under the Term Loan.

9 7/8% Senior Notes

On April 8, 2004, Mission issued $130.0 million of its 9 7/8% senior notes due 2011 (the 2011 Notes). Interest on the 2011 Notes is payable semi-annually, on each April 1 and October 1, commencing on October 1, 2004. In conjunction with the Mission Merger, the Company assumed these notes. In November 2005, the Company acquired, at market price, $5.5 million face amount of the 2011 Notes from an investor. The Company retired those notes and recognized a gain on extinguishment of debt of approximately $0.1 million.

The purchase method of accounting for the Mission Merger required that the Company record the assets and liabilities acquired at fair value. The 2011 Notes were trading at a premium on the merger date, therefore, a $11.1 million premium on the 2011 Notes was recorded to reflect the merger date fair value of the 2011 Notes on Petrohawk’s balance sheet. The premium will be amortized over the life of the 2011 Notes using the effective interest method.

The 2011 Notes contain covenants that, subject to certain exceptions and qualifications, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, issue certain types of equity securities, transfer or sale assets, or pay dividends. Additionally, transactions with affiliates, selling stock of a subsidiary, merging or consolidating are subject to qualifications. At June 30, 2006, the Company is in compliance with all of its covenants under the 2011 Notes.

The 2011 Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s current subsidiaries. Petrohawk Energy Corporation, the issuer of the 2011 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt. In conjunction with the North Louisiana Acquisitions, the Company modified its Term Loan. This modification increased the Company’s borrowing capacity to $300 million and was appropriately treated as an extinguishment of debt for accounting purposes. At June 30, 2006, the Company has approximately $2.6 million of net debt issuance costs that are being amortized over the lives of the respective debt.

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

The Company recorded the following activity related to the ARO liability for the six months ended June 30, 2006 (in thousands):

Beginning balance as of January 1, 2006	$51,249
Liabilities settled and divested	(21,661)
Acquisitions (1)	806
Additions	471
Accretion expense	677

Liability for asset retirement obligation as of June 30, 2006	$31,542

(1)	Refer to Note 2, Acquisitions and Divestitures, for more details.

6. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various legal proceedings arising in the normal course of business. All known liabilities are accrued based on management’s best estimate of the potential loss. While the outcome and impact of such legal proceedings on the Company cannot be predicted with certainty, the Company’s management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

The Company has established reserves for certain legal proceedings. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and subjective judgment of management. Management believes these reserves to be adequate, and does not expect the Company to incur additional losses with respect to those matters for which reserves have been established. However, future changes in the facts and circumstances could result in the actual liability exceeding the estimated ranges of loss and amounts accrued. While the outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

Prior to the acquisition of Mission by Petrohawk, Mission entered into agreements with a surety company and other third parties. All parties involved agreed to be jointly and severally liable to the surety company for certain liabilities arising under the agreement and limited to approximately $35 million. As of June 30, 2006, there have been no payments made, or liabilities recorded, as a result of this agreement.

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

At June 30, 2006, the Company had 46 open positions: 22 natural gas price collar arrangements, one natural gas price swap arrangement, five natural gas put options, one crude oil price swap arrangement and 17 crude oil collar arrangements. The Company elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.

At June 30, 2006, the Company had a $11.0 million derivative asset, $7.3 million of which is classified as current, and a $53.8 million derivative liability, $29.1 million of which is classified as current. The weighted average of the forward strip prices used to value the derivative liability were $75.25 per barrel of oil (Bbl) and $8.69 per million British thermal unit (Mmbtu) of natural gas.

The Company recorded a net derivative gain of $1.6 million and $26.4 million for the three and six months ended June 30, 2006, respectively.

At June 30, 2005, the Company had 73 open positions: 37 natural gas price collar arrangements, one natural gas price swap arrangements, six crude oil price swap arrangements and 29 crude oil collar arrangements. The Company had a $28.3 million derivative liability, $7.7 million of which is classified as current, and a $0.1 million current derivative receivable.

The Company recorded a net derivative loss of $8.3 million and $37.0 million for the three and six months ended June 30, 2005, respectively.

Natural Gas

At June 30, 2006, the Company had the following natural gas costless collar positions:

		Contract Price per Mmbtu Collars
Period	Volume in Mmbtu’s	Floors		Ceilings
		Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
July 2006 – December 2006	7,532,000	$5.50 – $6.00	$5.79	$7.08 – $9.54	$8.93
January 2007 – December 2007	13,830,000	5.30 – 8.00	6.65	7.12 – 16.90	12.32
January 2008 – December 2008	5,420,000	5.00 – 8.00	6.04	6.45 – 19.15	10.77

At June 30, 2006, the Company had the following natural gas swap position:

Contract Price per Mmbtu Swaps
Period	Volume in Mmbtu’s	Weighted Average Price
January 2007 – December 2007	1,200,000	$6.06

At June 30, 2006, the Company had the following natural gas put options:

Contract Price per Mmbtu Floors
Period	Volume in Mmbtu’s	Weighted Average Price
July 2006 – December 2006	2,700,000	$8.00
January 2007 – December 2007	7,250,000	8.00

During the second quarter of 2006, the Company entered into a natural gas put option covering 3,650,000 Mmbtus of anticipated production in 2007.

As of June 30, 2006, the Company has recorded a deferred premium liability of $6.3 million of long-term debt (of which $3.5 million has been recorded as a current portion of long term debt) based on a weighted average deferred premium of $0.24 per Mmbtu in 2006 and $0.79 per Mmbtu in 2007. The natural gas put option contracts contain deferred premiums that will be paid as the contracts expire.

Crude Oil

At June 30, 2006, the Company had the following crude oil costless collar positions:

		Contract Price per Bbl Collars
		Floors		Ceilings
Period	Volume in Bbls	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
July 2006 – December 2006	673,200	$26.03 – $45.00	$37.96	$30.15 – $62.70	$50.32
January 2007 – December 2007	970,000	35.00 – 65.00	57.65	43.20 – 86.10	75.26
January 2008 – December 2008	426,000	34.00 – 65.00	60.63	45.30 – 81.20	76.14

At June 30, 2006, the Company had the following crude oil swap position:

Contract Price per Bbl Swaps
Period	Volume in Bbls	Weighted Average Price
January 2008 – December 2008	144,000	$38.10

8. STOCKHOLDERS’ EQUITY

In connection with the North Louisiana Acquisitions, on February 1, 2006, the Company issued and sold 13 million shares of its common stock for $14.50 per share, for an aggregate offering amount of approximately $188.5 million. The Company received approximately $180.4 million in net proceeds from the offering. Contemporaneously with the offering, the Company agreed to repurchase, and EnCap (as defined below) agreed to sell, approximately 3.3 million shares for $46.2 million, which represents the price equal to the net proceeds received for those 3.3 million shares by the Company from the private offering. The shares of common stock were privately placed in the offering and were not registered under the Securities Act of 1933, as amended (the Act), or any state securities laws. The common stock was offered and sold pursuant to the private placement exceptions from registration provided by Regulation D, Rule 506, under Section 4(2) of the Act and Regulation S of the Act. Shares of the common stock were offered and sold only to “accredited investors” (as defined in Rule 501(a) of the Act) and non-United States persons pursuant to the offers and sales outside the United States within the meaning of Regulation S under the Act. The placement agents for this offering received a cash payment of approximately $7.7 million as compensation for services provided in connection with the offering and to reimburse them for certain expenses.

These shares were registered for resale pursuant to the registration rights agreement by the Company on March 20, 2006 in conjunction with the filing of a Registration Statement on Form S-3 (No. 33-132565).

During the second and third quarters of 2005 and in conjunction with the Mission Merger, the Company filed two Registration Statements on Form S-8 and one Registration Statement on Form S-4. The first Registration Statement on Form S-8 was filed to register an additional 3.5 million shares of the Company’s common stock under stock options granted pursuant to the Second Amended and Restated 2004 Employee Incentive Plan and an additional 0.2 million shares of the Company’s common stock pursuant to the Second Amended and Restated 2004 Non-Employee Director Incentive Plan. The second Registration Statement on Form S-8 was filed to register approximately 3.85 million shares of common stock of the Company for issuance pursuant to employee benefit plans and nonstatutory stock option agreements of Mission which the Company agreed to assume under the terms of the merger agreement. The Company also increased its authorized number of common shares to 125 million from 75 million. The Company registered 19.565 million shares of common stock that were issued as merger consideration to holders of Mission stock.

8% Cumulative Preferred Stock

In June 2001 the Company completed a Private Placement Offering of 8% cumulative convertible preferred stock and common stock purchase warrants, offered as units of one preferred share and one-half of one warrant at $9.25 per unit. In the Offering, the Company issued 604,271 preferred shares and 151,070 warrants to purchase a like number of shares of the Company’s common stock. In April 2006, the Company initiated a buyback of these preferred shares for $9.25 per unit. As of June 30, 2006, 117,892 of the preferred shares remained to be redeemed. All Class A and Class B warrants associated with the preferred stock expired on June 29, 2006.

The holders of the preferred shares are entitled to a liquidation preference equal to the stated value of the preferred shares plus any unpaid and accrued dividends through the date of any liquidation or dissolution of the Company. At June 30, 2006, the liquidation preference on the outstanding shares was approximately $1.1 million.

Stock Option Grants

During the first six months of 2006, the Company granted stock options covering 882,000 shares of common stock to employees of the Company. The options have exercise prices ranging from $11.43 to $16.04 with a weighted average price of $13.90. These options vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date.

During the first six months of 2005, the Company granted stock options covering 1,028,000 shares of common stock to employees of the Company. The options vest over a two-year period with one-third vesting on the date of grant, one-third one year from the date of the grant and the remaining one-third two years from the date of the grant. The options have exercise prices ranging from $8.51 to $10.39 with a weighted average price of $8.67. These options expire ten years from the grant date.

Restricted Stock

During the first six months of 2006, the Company granted 253,500 shares of restricted common stock to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $11.88 to $16.04 with a weighted average price of $15.19. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant and the director’s shares vest after a six-month period.

During the first six months of 2005, the Company issued 30,000 shares of restricted common stock to employees and non-employee Directors of the Company. These restricted shares were granted at prices ranging from $8.51 to $8.77 with a weighted average price of $8.73. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant and the Director’s shares cliff vest after a six-month period.

Treasury Stock

In August 2004, the Company’s Board of Directors terminated the stock repurchase program. At June 30, 2006 and December 31, 2005, the Company held 8,382 treasury shares with an average price per share of $4.35.

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

10. NET EARNINGS/ (LOSS) PER COMMON SHARE

Basic earnings (loss) per share (EPS) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the dilutive impact of common stock equivalents (using the treasury stock method) and unvested restricted stock.

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Basic
Net income (loss)	$4,853	$(2,202)	$37,792	$(16,454)
Less: preferred dividends	(109)	(110)	(217)	(219)

Net income (loss) available (applicable) to common shareholders	$4,744	$(2,312)	$37,575	$(16,673)

Weighted average number of shares	83,613	40,146	82,886	40,063

Basic earnings (loss) per share	$0.06	$(0.06)	$0.45	$(0.42)

Diluted
Net income (loss)	$4,744	$(2,312)	$37,575	$(16,673)
Plus: preferred dividends	109	—	217	—

Net income (loss) available (applicable) to common shareholders	$4,853	$(2,312)	$37,792	$(16,673)

Weighted average number of shares	83,613	40,146	82,886	40,063
Common stock equivalent shares representing shares issuable upon exercise of stock options	482	Anti-dilutive	552	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	1,229	Anti-dilutive	1,258	Anti-dilutive
Common stock equivalent shares representing shares “as-if” conversion of note payable	—	Anti-dilutive	—	Anti-dilutive
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	59	Anti-dilutive	59	Anti-dilutive

Weighted average number of shares used in calculation of diluted income (loss) per share	85,383	40,146	84,755	40,063

Diluted earnings (loss) per share	$0.06	$(0.06)	$0.45	$(0.42)

The following table summarizes the number of potential incremental shares that were excluded from the diluted EPS calculations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
Common Stock Equivalents:	2006	2005	2006	2005
	(In thousands)
Options	878	2,024	773	2,024
Warrants	18	5,274	18	5,274
“As-if” conversion of Preferred stock	—	598	—	598

	896	7,896	791	7,896

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Accounts receivable:
Oil and gas sales	$37,245	$48,369
Joint interest accounts	28,068	15,954
Other	4,091	3,764

	$69,404	$68,087

Accounts payable and accrued liabilities:
Trade payables	$5,060	$16,379
Revenues and royalties payable to others	32,225	22,273
Accrued capital costs	34,401	23,610
Accrued lease operating expenses	7,315	5,854
Other	23,522	21,901

	$102,523	$90,017

12. SUBSEQUENT EVENTS

KCS Merger

On July 12, 2006, the stockholders of Petrohawk and KCS Energy, Inc. (KCS) approved the merger of KCS into Petrohawk (the KCS Merger). The closing of the transaction occurred on July 12, 2006 and KCS stockholders became entitled to receive a combination of $9.00 in cash and 1.65 shares of the Company’s common stock for each share of KCS common stock. At the time of the KCS Merger closing, there were 50.0 million shares of KCS common stock outstanding that were converted into 82.6 million shares of the Company’s common stock. In addition, each holder of a restricted share of KCS common stock became entitled to receive 2.3706 restricted shares of the Company’s common stock. In total, the Company issued 83.8 million common shares and paid $450.3 million in cash as consideration to the KCS stockholders. Immediately prior to the closing of the KCS Merger, the Company had 83.6 million common shares outstanding. The Company expects to recognize goodwill in conjunction with this transaction in accordance with SFAS 141 and SFAS 142. The amount of goodwill to be recorded will be determined in conjunction with purchase accounting.

Amendment to Senior Credit Agreement

In connection with the KCS Merger, the Company amended and restated its Senior Credit Agreement dated July 28, 2005 (Amended Senior Credit Agreement). The Amended Senior Credit Agreement provides for a $1 billion facility with an increased borrowing base of $700 million that will be redetermined on a semi-annual basis, with the Company and the lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. Amounts outstanding under the Amended Senior Credit Agreement bear interest at specified margins over the LIBOR of 1.00% to 1.75% for Eurodollar loans or at specified margins over the ABR of 0.00% to 0.50% for ABR loans. Such margins fluctuate based on the utilization of the facility. Borrowings under the Amended Senior Credit Agreement are secured by first priority liens on substantially all of the Company’s assets, including pursuant to the terms of the Second Amended and Restated Guarantee and Collateral Agreement, all of the assets of, and equity interest in, the Company’s subsidiaries. Amounts drawn down on the facility will mature on July 12, 2010.

The Amended Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels, minimum coverage of interest expense, and a maximum leverage ratio. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties.

Second Supplemental Indenture to 2011 Notes

On July 12, 2006, the Company accepted for purchase $124.2 million principal amount of the Company’s 2011 Notes, which the Company (as successor by way of the Mission Merger on July 28, 2005) issued in April 2004. Following acceptance, the Company, the parties named as subsidiary guarantors, and the Bank of New York Trust Company, N.A., as trustee, entered into the Second Supplemental Indenture dated as of July 12, 2006 (the 2011 Supplemental Indenture). The 2011 Supplemental Indenture supplements and amends the Indenture dated April 8, 2004, as amended (the 2011 Indenture), among the Company, the subsidiary guarantors, and the Bank of New York Trust Company, N.A., as trustee, which governs the terms of the 2011 Notes, to eliminate substantially all of the restrictive covenants contained in the 2011 Indenture and the 2011 Notes, eliminate certain events of default, and modify certain other covenants and provisions contained in the 2011 Indenture and the 2011 Notes.

Second and Third Supplemental Indentures to 2012 Notes

Upon effectiveness of the KCS Merger, the Company assumed (pursuant to the Second Supplemental Indenture relating to the 2012 Notes (as defined below)), and subsidiaries of the Company guaranteed (pursuant to the Third Supplemental Indenture relating to the 2012 Notes (as defined below), together with the Second Supplemental Indenture, the 2012 Supplemental Indentures), all the obligations (approximately $275 million at 7 1/8%) of KCS under the 2012 Notes and the 2012 Indenture (as defined below). The 2012 Supplemental Indentures supplement the Indenture dated April 1, 2004 (the 2012 Indenture) among KCS, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, which governs the terms of KCS’s 7 1/8% senior notes due 2012 (the 2012 Notes). The 2012 Notes are guaranteed on an unsubordinated, unsecured basis by all of the Company’s current subsidiaries, including the subsidiaries of KCS that the Company acquired pursuant to the KCS Merger. Interest on the 2012 Notes is payable semi-annually, on each April 1 and October 1. At any time prior to April 1, 2007, the Company may redeem up to 35% of the aggregate original principal amount of the 2012 Notes, using the net proceeds of equity offerings, at a redemption price equal to 107.125% of the principal amount of the 2012 Notes, plus accrued and unpaid interest. On or after April 1, 2008, the Company may redeem all or a portion of the 2012 Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases annually from 3.568% in 2008 to 0% in 2010 and thereafter.

The Indenture covering the 2012 Notes contains a provision requiring the Company to offer to purchase the Notes at 101 in the event of a change of control (as defined in the Indenture). Certain Note holders, through their attorney, have alleged that the merger of KCS with the Company constitutes a change of control. After consultation with counsel, Petrohawk does not believe a change of control has occurred.

2013 Indenture and First Supplemental Indenture for 2013 Notes

On July 12, 2006, the Company consummated its private placement of the 2013 Notes (as defined below) to the initial purchasers pursuant to the 2013 Indenture dated as of July 12, 2006 (the 2013 Indenture) and the First Supplemental Indenture to the 2013 Notes (the 2013 First Supplemental Indenture), among the Company, the parties named therein as guarantors, and U.S. Bank National Association, as trustee. The 2013 Indenture governs the terms of the Company’s 9 1/8% senior notes due 2013 (the 2013 Notes). The 2013 Notes were issued at 98.735% of the face amount for gross proceeds of approximately $642.0 million, before estimated offering expenses and the initial purchasers’ discount. The Company applied a portion of the net proceeds from the sale of the 2013 Notes to fund the cash consideration paid by the Company to the KCS stockholders in connection with the KCS Merger and purchase of the 2011 Notes in connection with the Company’s tender offer. The 2013 Notes were issued pursuant to an Indenture dated July 12, 2006, among the Company, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, as supplemented and amended by the First Supplemental Indenture of even date therewith.

The 2013 Notes bear interest at the rate of 9.125% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2007. The 2013 Notes mature on July 15, 2013. The 2013 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness, including the 2012 Notes. The 2013 Notes will rank effectively subordinate to the Company’s secured debt to the extent of the collateral, including secured debt under the Amended Senior Credit Agreement, and senior to any future subordinated indebtedness. The 2013 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s subsidiaries, including, pursuant to the 2013 First Supplemental Indenture, the KCS subsidiaries acquired in the KCS Merger.

On or before July 15, 2009, the Company may redeem up to 35% of the aggregate principal amount of the 2013 Notes with the net cash proceeds of certain equity offerings at a redemption price of 109.13% of the principal amount thereof plus accrued interest and unpaid interest to the redemption date provided that: (i) at least 65% in aggregate principal amount of the 2013 Notes originally issued under the 2013 Indenture remain outstanding immediately after the occurrence of such redemption (excluding 2013 Notes held by the Company and its subsidiaries); and (ii) each such redemption must occur within 90 days of the date of the closing of the related equity offering.

In addition, on or before July 15, 2010, the Company may redeem all or part of the 2013 Notes upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) accrued and unpaid interest, if any, to the redemption date, plus (iii) the make whole premium at the redemption date.

On or after July 15, 2010, the Company may redeem some or all of the 2013 Notes at any time. If any of the 2013 Notes are redeemed during any 12-month period beginning on July 15 of the year indicated below, the Company must pay the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, to the applicable redemption date:

Year	Percentage
2010	104.563
2011	102.281
2012	100.000

The Company may be required to offer to purchasers of the 2013 Notes the repurchase of the 2013 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control (as defined in the 2013 Indenture). Additionally, the Company may be required to offer to all holders of the 2013 Notes the repurchase of the 2013 Notes and to the extent required by the terms thereof, all holders of other indebtedness (as defined in the 2013 Indenture) that is pari passu with the

2013 Notes (at a purchase price of 100% of the principal amount or accreted value in the case of any such other pari passu indebtedness issued with a significant original issue discount) plus accrued and unpaid interest, if any, to the date of purchase, in the event net proceeds from assets sales are not applied as required by the 2013 Indenture.

The 2013 Indenture contains covenants that, among other things, restrict or limit the ability of the Company and the guarantors to: (i) borrow money; (ii) pay dividends on stock; (iii) purchase or redeem stock or subordinated indebtedness; (iv) make investments; (v) create liens; (vi) enter into transactions with affiliates; (vii) sell assets; and (viii) merge with or into other companies or transfer all or substantially all of the Company’s assets. Additionally, the Indenture covering the 2013 Notes contains a provision which provides for a rate increase of  1/8 of one percent if the Company re-finances any part of its 2012 Notes on or before July 11, 2007.

On July 27, 2006, the Company consummated its private placement of an additional $125 million of its 9 1/8% senior notes due 2013 (the Additional Notes). The Additional Notes were issued pursuant to the Indenture dated July 12, 2006, among the Company, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, as supplemented and amended by the First Supplemental Indenture of even date therewith (collectively, the Indenture), at 101.125% of the face amount for gross proceeds of approximately $140.6 million, before estimated offering expenses and the initial purchasers’ discount. The Company applied the net proceeds from the sale of the Additional Notes to repay indebtedness outstanding under its Amended Senior Credit Agreement.

The Additional Notes were issued as additional debt securities under the Indenture pursuant to which the Company previously issued $650.0 million aggregate principal amount of 9 1/8% Senior Notes due 2013 and constitute a single class of securities along with the Initial Notes.

Repayment of the Second Lien Term Loan Facility

On July 12, 2006, in connection with its entry into the Amended Senior Credit Agreement and the closing of its sale of the 2013 Notes, the Company repaid all amounts outstanding under, and terminated, its Term Loan, dated as of July 28, 2005, between the Company, each of the Lenders from time to time party thereto and BNP Paribas, as administrative agent for the Lenders, as well as the Amended and Restated Second Lien Term Loan Agreement Amended and Restated Guarantee and Collateral Agreement dated July 28, 2005, made by the Company and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as administrative agent.

Amendments to Incentive Stock Plans

On July 12, 2006, the Company and its stockholders approved amendments to the Company’s Second Amended and Restated 2004 Employee Incentive Plan to increase the number of shares available for issuance thereunder from 4.25 million shares to 7.05 million shares, and Amendments to the Company’s Second Amended and Restated 2004 Non-Employee Director Incentive Plan to increase the number of shares available for issuance thereunder from 400,000 to 600,000 shares.

Adoption of KCS Stock Option Plans

Upon consummation of the KCS Merger the Company adopted, to the extent of the number of shares covered by options, restricted stock and performance share awards outstanding, the KCS Energy, Inc. 2001 Employee and Directors Stock Plan and the KCS Energy, Inc. 2005 Employee and Directors Stock Plan.

Board of Directors Changes

As of July 12, 2006, in accordance with and pursuant to the KCS Merger, (a) David A.B. Brown, David B. Miller, Daniel A. Rioux, and Herbert C. Williamson, III resigned from the board of directors of the Company, and (b) the board of directors of the Company consists of James W. Christmas, Gary A. Merriman, Robert G.

Raynolds, Christopher A. Viggiano, Floyd C. Wilson, Tucker S. Bridwell, James L. Irish III, Robert C. Stone, Jr., and Thomas R. Fuller. The Company also determined that Messrs. Merriman, Raynolds, Bridwell, Fuller, Irish, Stone and Viggiano qualify as “independent directors” as defined in Section 4200(a)(15) of the Nasdaq Marketplace Rules.

Board Committees

As of July 12, 2006, the Audit Committee of the Board of Directors of the Company consists of Messrs. Irish (Chairman), Stone, Bridwell and Viggiano.

As of July 12, 2006, the Compensation Committee of the Board of Directors of the Company consists of Messrs. Merriman (Chairman), Viggiano and Fuller.

As of July 12, 2006, the Nominating Committee of the Board of Directors of the Company consists of Messrs. Fuller (Chairman), Merriman and Stone.

As of July 12, 2006, the Reserve Committee of the Board of Directors of the Company consists of Messrs. Stone (Chairman), Fuller and Raynolds.

Executive Officer Appointment

Also on July 12, 2006, William N. Hahne was appointed Executive Vice President—Chief Operating Officer of the Company. Mr. Hahne served as a director, President and Chief Operating Officer of KCS beginning in April 2003. From March 2002 to April 2003, Mr. Hahne served as Executive Vice President and Chief Operating Officer of KCS. From April 1998 to March 2002, Mr. Hahne served as Senior Vice President and Chief Operating Officer of KCS. Mr. Hahne is a Registered Petroleum Engineer and has over 30 years of experience with various independent exploration and production companies.

Amended Articles of Incorporation

Effective July 12, 2006, the Company’s certificate of incorporation in the State of Delaware was amended to increase the number of authorized shares of common stock that the Company may issue from 125 million to 300 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three and six months ended June 30, 2006 and 2005 should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Form 10-K, as amended for the year-ended December 31, 2005.

Overview

We are an independent oil and gas company engaged in the acquisition, development, production and exploration of oil and gas properties located in North America. Our properties are concentrated in the East Texas/North Louisiana, Gulf Coast, Permian Basin, South Texas, Anadarko and Arkoma regions. We have increased our proved reserves and production principally through acquisitions in conjunction with an active drilling program.

We focus on maintaining a balanced, geographically diverse portfolio of long-lived, lower risk reserves along with shorter lived, higher margin reserves. We believe that this balanced reserve mix provides a diversified cash flow foundation to fund our development and exploration drilling program.

Our financial results depend upon many factors, particularly commodity prices and our ability to market our production. Commodity prices are affected by changes in market demands, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of oil and gas reserves at economical costs are critical to our long-term success.

In the first six months of 2006, we produced 24.0 billion cubic feet of natural gas equivalent (Bcfe) compared to production of 10.0 Bcfe for the comparable period of the prior year. Natural gas production was 17.0 billion cubic feet (Bcf) and oil production was 1,165 thousand barrels of oil (Mbbls) for the first six months of 2006. Natural gas equivalent production increased 14.0 Bcfe from the same period in 2005. This increase was primarily attributable to the acquisition of Mission Resources Corporation (Mission) in July of 2005 and the acquisition of Winwell Resources, Inc. (Winwell) and certain oil and gas properties from Redley Company, Burris Run Company and Red Clay Minerals (the North Louisiana Acquisitions) in January of 2006 as well as our continued drilling success. We drilled 130 wells during the first half of 2006 (64 during the second quarter), 123 of which were successful (61 for the second quarter) for a success rate of 95% (95% for the second quarter). We reported oil and gas revenues for the six months ended June 30, 2006 of $189.4 million. This represents an increase of $120.9 million as compared to the prior year. The increase in our production and oil and natural gas revenues was principally through acquisitions and increases in our realized commodity prices. We focus on properties within our core operating areas that have significant proved reserve components and which we believe have additional development and exploration opportunities.

In the first six months of 2006, natural gas prices were higher than the comparable period of the prior year and our financial results reflect their impact. Our realized natural gas equivalent price increased $1.05 per thousand cubic feet of natural gas equivalent (Mcfe), or 15%, to $7.90 compared to the $6.85 per Mcfe realized in the prior year. Commodity prices are determined by factors that are outside of our control. Historically, commodity prices have been volatile and we expect them to remain volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas and crude oil prices, and therefore, cannot accurately predict revenues.

We believe that our cash flow from operations and other financial resources will provide us with the ability to fully develop our existing properties and to finance our current exploration projects.

On July 12, 2006, the stockholders of Petrohawk and KCS Energy, Inc. (KCS) approved the merger of KCS into Petrohawk (the KCS Merger). The closing of the transaction occurred on July 12, 2006 and KCS stockholders became entitled to receive a combination of $9.00 in cash and 1.65 shares of our common stock for each share of KCS common stock. At the time of the KCS Merger closing, there were 50.0 million shares of KCS common stock outstanding that were converted into 82.6 million shares of our common stock. In addition, each holder of a restricted share of KCS common stock became entitled to receive 2.3706 restricted shares of our common stock. In total, we issued 83.8 million common shares and paid $450.3 million in cash as consideration to the KCS stockholders. Immediately prior to the closing of the KCS Merger, we had 83.6 million common shares outstanding.

Capital Resources and Liquidity

For the first six months of 2006, we funded our capital program exclusive of acquisitions with cash flows from operations and to a lesser extent from borrowings on the revolving credit facility. The North Louisiana Acquisitions in January 2006 were funded through the issuance of common stock and additional borrowings under our debt facilities. Proceeds from the divestiture of our Gulf of Mexico properties were used to reduce indebtedness under our debt facilities. Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes. Prices for natural gas and crude oil have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. Working capital is substantially influenced by these variables. Fluctuations in cash flow may result in an increase or decrease in our capital and exploration expenditures. See below for additional discussion and analysis of cash flow.

Net (decrease) increase in cash is summarized as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash flows provided by operating activities	$103,541	$32,665
Cash flows used in investing activities	(312,168)	(11,048)
Cash flows provided by (used in) financing activities	206,163	(21,398)

Net (decrease) increase in cash	$(2,464)	$219

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 were $103.5 million and $32.7 million, respectively. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Average natural gas prices increased seven percent over 2005, while crude oil prices increased 32% over the same period. Production volumes increased significantly with a 141% increase in equivalent production in 2006 compared to 2005 primarily due to the acquisition of Mission in July 2005 and the completion of the North Louisiana Acquisitions in January 2006.

Investing Activities. The primary driver of cash used in investing activities was capital spending, inclusive of acquisitions and net of dispositions. Cash used in investing activities was $312.2 million and $11.0 million for the six months ended June 30, 2006 and 2005, respectively.

During the first quarter of 2006, we completed the acquisition of Winwell for $208 million in cash after closing adjustments, as well as the acquisition of certain oil and gas properties for $86 million in cash after closing adjustments. In conjunction with these acquisitions, we deposited a total of $22.5 million in earnest money that was included in other non-current assets at December 31, 2005 and applied to the overall purchase price in January of 2006.

We closed the previously announced $52.5 million divestment of substantially all of our properties in the Gulf of Mexico on March 21, 2006. The net proceeds received in this transaction were used to pay down a portion of our debt facilities.

During the first quarter of 2005, we completed the acquisition of Proton Oil & Gas Corporation for $52.6 million in cash and the disposition of certain royalty interest properties previously acquired from Wynn-Crosby Energy, Inc. and certain of its affiliates for approximately $78.5 million in cash. These transactions had effective dates of January 1, 2005.

Our capital budget for the second half of 2006 is expected to be funded primarily from cash flows from operations. We establish the budget for these amounts based on our current estimate of future commodity prices. Due to the volatility of commodity prices our budget may be periodically adjusted.

Financing Activities. Net cash flows provided by financing activities were $206.2 million for the six months ended June 30, 2006. Cash flows provided by financing activities in 2006 were the result of increased borrowings, primarily to fund acquisitions.

In connection with the North Louisiana Acquisitions, on February 1, 2006, we issued and sold 13 million shares of our common stock for $14.50 per share, for an aggregate offering amount of approximately $188.5 million. Contemporaneously with the offering, we repurchased approximately 3.3 million shares of common stock, $46.2 million from EnCap Investments, L.P. and certain of its affiliates. We incurred a total of $10.7 million of offering costs during the six months ended June 30, 2006.

We strive to maintain excess availability under our debt facilities. Excess cash flow and non-core asset sales are used to repay debt to the extent possible. During the first six months of 2006, we had net borrowings of $90 million primarily due to the capital requirements of the closing of the North Louisiana Acquisitions in January of 2006.

Financing activities in 2006 included $9.9 million of cash paid on settled derivative contracts that were acquired in conjunction with our acquisition activity.

During the first six months of 2006, we paid our previously accrued fourth quarter of 2005 dividends of $0.1 million on our 8% cumulative convertible preferred stock as well as our first and second quarter 2006 dividends of $0.1 million each. In April 2006, we initiated a buyback of this preferred stock for $9.25 per unit, resulting in a $4.4 million use of cash from financing activities.

Net cash flows used by financing activities were $21.4 million for the six months ended June 30, 2005 primarily due to our net borrowings of $22 million. During the first six months of 2005, we paid the first and second quarter dividends of $0.1 million each.

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

On July 12, 2006, we completed our previously announced KCS Merger. Please refer to Note 12, Subsequent Events, for more details on the KCS Merger and various related transactions that occurred in conjunction with the closing of the merger subsequent to June 30, 2006.

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

Results of Operations

Quarters ended June 30, 2006 and 2005

We reported net income of $4.9 million for the three months ended June 30, 2006 compared to a net loss of $2.2 million for the comparable period in 2005. The increase in net income of $7.1 million from prior year was primarily driven by an increase in sales volumes due to our acquisition activities, higher realized prices and a decrease in our unrealized loss on derivative contracts.

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005
	(In Thousands)
Net income (loss)	$4,853	$(2,202)	$7,055
Oil and gas sales	86,414	36,184	50,230
Expenses:
Production:
Lease operating	11,317	5,100	6,217
Workover and other	1,771	818	953
Taxes other than income	6,309	2,083	4,226
Gathering, transportation and other	2,264	213	2,051
General and administrative:
General and administrative	7,708	4,205	3,503
Stock-based compensation	1,223	644	579
Depletion, depreciation and amortization:
Depletion—Full cost	36,941	11,377	25,564
Depreciation—Other	278	122	156
Accretion expense	239	195	44
Net (loss) gain on derivative contracts:	1,644	(8,331)	9,975
Interest expense and other	(10,923)	(7,033)	(3,890)
Income tax (provision) benefit	(4,232)	1,735	(5,967)
Production:
Natural Gas—Mmcf	8,321	3,549	4,772
Crude Oil—Mbbl	569	265	304
Natural Gas Equivalent—Mmcfe	11,737	5,140	6,597
Daily Production—Mmcfe	129	56	73
Average price per unit (1):
Gas price per Mcf	$5.80	$6.47	$(0.67)
Oil price per Bbl	66.86	49.45	17.41
Equivalent per Mcfe	7.36	7.02	0.34
Average cost per Mcfe:
Production:
Lease operating	0.96	0.99	(0.03)
Workover and other	0.15	0.16	(0.01)
Taxes other than income	0.54	0.41	0.13
Gathering, transportation and other	0.19	0.04	0.15
General and administrative:
General and administrative	0.66	0.82	(0.16)
Stock-based compensation	0.10	0.13	(0.03)
Depletion expense	3.15	2.21	0.94

(1)	Amounts exclude the impact of cash paid on settled contracts as we did not elect to apply hedge accounting.

For the three months ended June 30, 2006, oil and gas sales increased $50.2 million from the comparable period in 2005, to $86.4 million. The increase for the three months is primarily attributable to an increase in production volumes from the acquisition of Mission in July of 2005 and the North Louisiana Acquisitions in January of 2006. Additionally, we experienced an approximate five percent increase in equivalent commodity prices which increased revenues by approximately $4 million.

Lease operating expenses increased $6.2 million for the three months ended June 30, 2006 as compared to the same period in 2005. This increase is primarily due to the increase in overall production of 6.6 Bcfe as a result of our recent acquisition activities. On a per unit basis, lease operating expense decreased $0.03 per Mcfe to $0.96 per Mcfe as compared to $0.99 per Mcfe for the same period in 2005.

Taxes other than income increased $4.2 million for the three months ended June 30, 2006 as compared to the same period in 2005 due to a corresponding increase in oil and gas revenues. The largest portion of taxes other than income are production and severance taxes which are generally assessed as a percentage of gross oil and natural gas sales. On a per unit basis, taxes other than income increased $0.13 per Mcfe to $0.54 per Mcfe in 2006 as compared to $0.41 per Mcfe during the same period in 2005. As a percentage of oil and gas sales, taxes other than income were approximately seven percent and six percent for the quarters ended June 30, 2006 and 2005, respectively.

General and administrative expenses for the three months ended June 30, 2006 increased $3.5 million to $7.7 million compared to the same period in 2005. This increase was primarily due to the acquisition of Mission in July of 2005. Employee headcount substantially increased as we leveraged the hiring opportunity of Mission employees to appropriately staff the Company. Additionally, office expenses increased from prior year due primarily to an increase in office rent associated with the leasing of additional space to accommodate the employees from Mission. In January 2005, we made the decision to bring the previously outsourced accounting function back in house, but did not see the full effect of that in the first quarter of 2005. The decrease in the outsource fee has been partially offset by an increase in costs associated with an internal accounting department. General and administrative expenses have decreased significantly on a per Mcfe basis from $0.82 per Mcfe for the three months ended June 30, 2005 to $0.66 per Mcfe for the comparable period of 2006 as production increases have outpaced our administrative expenses. We focus on reducing general and administrative expenses as a part of our overall business integration plan to the extent possible.

Depletion expense increased $25.6 million for the three months ended June 30, 2006 as compared to the same period in 2005 to $36.9 million. Depletion for oil and gas properties is calculated using the unit of production method, which amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased $0.94 per Mcfe to $3.15 per Mcfe. This increase is primarily due to the acquisition of Mission in July of 2005 and the North Louisiana Acquisitions in January of 2006 and an increase in our estimated future development costs which are a significant component of the depletion calculation.

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil and gas production. At June 30, 2006, we had 46 open positions: 22 natural gas price collar arrangements, one natural gas price swap arrangement, five natural gas put options, one crude oil price swap arrangement and 17 crude oil collar arrangements. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations. At June 30, 2006, we had a net derivative liability of $42.8 million and recognized a net derivative gain of $1.6 million for the three months ended June 30, 2006 compared to a net derivative loss of $8.3 million in the prior year.

Interest expense and other for the three months ended June 30, 2006 increased $3.9 million from the same period in 2005. This increase is primarily due to the additional debt incurred in conjunction with the acquisition of Mission in July of 2005 and the closing of the North Louisiana Acquisitions in January of 2006 as our long-term debt excluding the premium recorded on our 9 7/8% Senior Notes and our deferred premiums on derivatives increased from $182.5 million at June 30, 2005 to $582.2 million at June 30, 2006.

Income tax expense for the three months ended June 30, 2006 increased $6.0 million from the prior year. The increase in income tax expense from prior year is primarily due to our pre-tax income of $9.1 million in 2006 compared to a pre-tax net loss of $3.9 million in 2005. The effective tax rates for the three months ended June 30, 2006 and 2005 were 46.6% and 44.1%, respectively. The increase in our effective tax rate from prior year is primarily due to an adjustment for the recognition of a change in the Texas state income tax rate due to a change in the tax law. In May 2006, the State of Texas enacted substantial changes to its tax structure beginning in 2007 by imposing a new tax based upon modified gross revenue referred to as the “Margin Tax.” We determined the “Margin Tax” to be an income tax as defined under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Results of Operations

Six Months Ended June 30, 2006 and 2005

We reported net income of $37.8 million for the six months ended June 30, 2006 compared to a net loss of $16.5 million for the comparable period in 2005. The increase in net income of $54.2 million from prior year was primarily driven by an increase in sales volumes due to our acquisition activities, higher realized prices and a decrease in our unrealized loss on derivative contracts.

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005
	(In Thousands)
Net income (loss)	$37,792	$(16,454)	$54,246
Oil and gas sales	189,420	68,510	120,910
Expenses:
Production:
Lease operating	22,866	9,624	13,242
Workover and other	2,490	1,239	1,251
Taxes other than income	14,607	4,409	10,198
Gathering, transportation and other	4,136	546	3,590
General and administrative:
General and administrative	13,751	7,504	6,247
Stock-based compensation	1,868	2,223	(355)
Depletion, depreciation and amortization:
Depletion—Full cost	73,692	21,903	51,789
Depreciation—Other	538	221	317
Accretion expense	678	384	294
Net (loss) gain on derivative contracts:	26,447	(36,983)	63,430
Interest expense and other	(19,995)	(10,383)	(9,612)
Income tax (provision) benefit	(23,454)	10,455	(33,909)
Production:
Natural Gas—Mmcf	16,979	6,986	9,993
Crude Oil—Mbbl	1,165	496	669
Natural Gas Equivalent—Mmcfe	23,971	9,962	14,009
Daily Production—Mmcfe	132	55	77
Average price per unit (1):
Gas price per Mcf	$6.80	$6.36	$0.44
Oil price per Bbl	63.28	48.13	15.15
Equivalent per Mcfe	7.90	6.85	1.05
Average cost per Mcfe:
Production:
Lease operating	0.95	0.97	(0.02)
Workover and other	0.10	0.12	(0.02)
Taxes other than income	0.61	0.44	0.17
Gathering, transportation and other	0.17	0.05	0.12
General and administrative:
General and administrative	0.57	0.75	(0.18)
Stock-based compensation	0.08	0.22	(0.14)
Depletion expense	3.07	2.20	0.87

(1)	Amounts exclude the impact of cash paid on settled contracts as we did not elect to apply hedge accounting.

For the six months ended June 30, 2006, oil and gas sales increased $120.9 million from the comparable period in 2005, to $189.4 million. The increase for the six months is primarily attributable to an increase in production volumes from the acquisition of Mission in July of 2005 and the North Louisiana Acquisitions in January of 2006. Additionally, we experienced an approximate 15% increase in equivalent commodity prices which increased revenues by approximately $25 million.

Lease operating expenses increased $13.2 million for the six months ended June 30, 2006 as compared to the same period in 2005. This increase is primarily due to the increase in overall production of 14.0 Bcfe as a result of our recent acquisition activities. On a per unit basis, lease operating expense decreased $0.02 per Mcfe to $0.95 per Mcfe as compared to $0.97 per Mcfe for the same period in 2005.

Taxes other than income increased $10.2 million for the six months ended June 30, 2006 as compared to the same period in 2005 due to a corresponding increase in oil and gas revenues. The largest portion of taxes other than income are production and severance taxes which are generally assessed as a percentage of gross oil and natural gas sales. On a per unit basis, taxes other than income increased $0.17 per Mcfe to $0.61 per Mcfe in 2006 as compared to $0.44 per Mcfe during the same period in 2005. As a percentage of oil and gas sales, taxes other than income were approximately eight percent and seven percent for the six months ended June 30, 2006 and 2005, respectively.

General and administrative expenses for the six months ended June 30, 2006 increased $6.2 million to $13.8 million compared to the same period in 2005. This increase was primarily due to the acquisition of Mission in July of 2005. Employee headcount substantially increased as we leveraged the hiring opportunity of Mission employees to appropriately staff the Company. Additionally, office expenses increased from prior year due primarily to an increase in office rent associated with the leasing of additional space to accommodate the employees from Mission. In January 2005, we made the decision to bring the previously outsourced accounting function back in house, but did not see the full effect of that in the first quarter of 2005. The decrease in the outsource fee has been partially offset by an increase in costs associated with an internal accounting department. General and administrative expenses have decreased significantly on a per Mcfe basis from $0.75 per Mcfe for the six months ended June 30, 2005 to $0.57 per Mcfe for the comparable period of 2006 as production increases have outpaced our administrative expenses. We focus on reducing general and administrative expenses as a part of our overall business integration plan to the extent possible.

Depletion expense increased $51.8 million for the six months ended June 30, 2006 as compared to the same period in 2005 to $73.7 million. Depletion for oil and gas properties is calculated using the unit of production method, which amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased $0.87 per Mcfe to $3.07 per Mcfe. This increase is primarily due to the acquisition of Mission in July of 2005 and the North Louisiana Acquisitions in January of 2006 and an increase in our estimated future development costs which are a significant component of the depletion calculation.

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil and gas production. At June 30, 2006, we had 46 open positions: 22 natural gas price collar arrangements, one natural gas price swap arrangement, five natural gas put options, one crude oil price swap arrangement and 17 crude oil collar arrangements. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations. At June 30, 2006, we had a net derivative liability of $42.8 million and recognized a net derivative gain of $26.4 million for the six months ended June 30, 2006 compared to a net derivative loss of $37.0 million in the prior year.

Interest expense and other for the six months ended June 30, 2006 increased $9.6 million from the same period in 2005. This increase is primarily due to the additional debt incurred in conjunction with the acquisition of Mission in July of 2005 and the closing of the North Louisiana Acquisitions in January of 2006 as our long-

term debt excluding the premium recorded on our 9 7/8% Senior Notes and our deferred premiums on derivatives increased from $182.5 million at June 30, 2005 to $582.2 million at June 30, 2006.

Income tax expense for the six months ended June 30, 2006 increased $33.9 million from the prior year. The increase from prior year is primarily due to our pre-tax income of $61.2 million in 2006 compared to a pre-tax net loss of $26.9 million in 2005. The effective tax rates for the six months ended June 30, 2006 and 2005 were 38.3% and 38.9%, respectively.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no changes to the Company’s identified risk factors from those described in the 2005 Form 10-K, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 3, 2005 (and as amended through June 8, 2005), by and among Petrohawk Energy Corporation, Petrohawk Acquisition Corporation, and Mission Resources Corporation (Incorporated by reference to Annex A of our Registration Statement on Form S-4/A filed on June 22, 2005).

2.2	Agreement and Plan of Merger, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Ronald W. Crosby and Paige L. Crosby (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 24, 2004).

2.3	Agreement and Plan of Mergers, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on November 24, 2004).

2.4	Amendment to Agreement and Plan of Mergers among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby, dated October 26, 2004 (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed on November 24, 2004).

2.5	Stock Purchase Agreement among Winwell Resources, Inc. and all of its Shareholders, as Sellers, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 20, 2005).

2.6	Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed December 20, 2005).

2.7	First Amendment to Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, effective as of December 14, 2005 (Incorporated by reference to Exhibit 2.7 to our Annual Report on Form 10-K filed March 14, 2006).

2.8	Assignment Agreement between Petrohawk Properties, L.P. and Petrohawk Energy Corporation effective January 27, 2006 (Incorporated by reference to Exhibit 2.8 to our Annual Report on Form 10-K filed March 14, 2006).

2.9	Purchase and Sale Agreement executed January 14, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalties, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2005).

Exhibit No.	Description
2.10	Amendment to Purchase and Sale Agreement executed on February 15, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalty, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on March 3, 2005).

2.11	Stock Purchase Agreement dated February 4, 2005 by and among Petrohawk Energy Corporation and Proton Oil & Gas Corporation, et al (Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on March 3, 2005).

2.12	Purchase and Sale Agreement between Petrohawk Energy Corporation and Petrohawk Properties, LP, together, as Seller, and Northstar GOM, LLC, as Buyer, dated February 3, 2006 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 9, 2006).

2.13	Amended and Restated Agreement and Plan of Merger executed as of May 16, 2006, and effective as of April 20, 2006 by and among KCS Energy, Inc., Petrohawk Energy Corporation and Hawk Nest Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed May 18, 2006).

3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.4	Certificate of Designation of Petrohawk Energy Corporation’s 8% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 of our Form S-8 filed on July 29, 2004).

3.5	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).

3.6	Certificate of Designation, Preferences, Rights and Limitations of Series B 8% Automatically Convertible Preferred Stock of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 24, 2004).

3.7	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

4.1	Form of Warrant Agreement covering warrants issued to employees as employment inducements (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10-K filed on March 26, 2004).

4.2	Form of Warrant Agreement with suppliers, service providers, and other third parties (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10-K filed on March 26, 2004).

4.3	Warrant Agreement between Beta and its preferred shareholders, including Warrant Certificates A and B (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Form 8-K filed on July 3, 2001).

Exhibit No.	Description
4.4	Registration Rights Agreement, dated November 23, 2004, between Petrohawk Energy Corporation and Friedman, Billings, Ramsey & Co., Inc., for the benefit of the holders of Series B Automatically Convertible Preferred Stock (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed on November 24, 2004).

4.5	Registration Rights Agreement, dated May 25, 2004, between Petrohawk Energy Corporation and PHAWK LLC (Incorporated by reference to Exhibit 4.11 of our Form S-3 filed on December 1, 2004).

4.6	Registration Rights Agreement dated April 1, 2005 among Petrohawk Energy Corporation and the parties set forth on Exhibit A (North Sound Legacy International Ltd., North Sound Legacy Institutional Fund, LLC, and North Sound Legacy Fund LLC) of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.6 of our Form 10-Q filed on May 12, 2005).

4.7	Registration Rights Agreement dated April 1, 2005 among Petrohawk Energy Corporation and the parties set forth on Exhibit A (GLG North American Opportunity Fund) of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.12 to our Form S-3/A filed on July 14, 2005).

4.8	Registration Rights Agreement dated April 4, 2005 among Petrohawk Energy Corporation and the parties set forth on Exhibit A (Provident Premier Master Fund Ltd.) of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.13 to our Form S-3/A filed on July 14, 2005).

4.9	Registration Rights Agreement, dated February 1, 2006, among Petrohawk Energy Corporation, Lehman Brothers Inc. and Friedman, Billings, Ramsey & Co., Inc. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed on February 1, 2006).

4.10	Registration Rights Agreement, dated April 1, 2004, by and among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, Merill Lynch, Pierce, Fenner & Smith, Incorporated, Jefferies & Company, Inc., Harris Nesbitt Corp., Banc One Capital Markets, Inc., and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2004).

4.11	Registration Rights Agreement, dated April 8, 2005, among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, J. P. Morgan Securities Inc., Harris Nesbitt Corp., BNP Paribas Securities Corp. and Greenwich Capital Markets, Inc. (Incorporated by reference to Exhibit 10.2 of KCS Energy, Inc.’s Current Report on Form 8-K filed April 11, 2005).

4.12	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to Petrohawk Energy Corporation’s 9 7/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004).

4.13	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005).

4.14	Second Supplemental Indenture dated as of July 12, 2006, among Petrohawk Energy Corporation, as successor by merger to Mission Resources Corporation, the parties named therein as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on July 17, 2006).

Exhibit No.	Description
4.15	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.’s 7 1/8% senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed n May 10, 2004).

4.16	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.’s Form 8-K filed on April 11, 2005).

4.17	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed July 17, 2006).

4.18	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed July 17, 2006).

4.19	Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to Petrohawk Energy Corporation’s 9 1/8% senior notes due 2013 (Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed July 17, 2006).

4.20	First Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed July 17, 2006).

10.1	Form of Voting Agreement for certain officers of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 21, 2006).

10.2	Form of Voting Agreement for certain officers of KCS Energy, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 21, 2006).

10.3	Form of Non-Solicitation Agreement for certain officers of KCS Energy, Inc. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 21, 2006)

10.4	Second Amended and Restated Senior Revolving Credit Agreement dated July 12, 2006, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas, as administrative agent for the lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc., as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp., as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 17, 2006).

10.5	Amended and Restated Guarantee and Collateral Agreement dated July 12, 2006, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed July 17, 2006).

10.6	First Amendment to Second Amended and Restated Senior Revolving Credit Agreement, dated as of July 12, 2006, between Petrohawk Energy Corporation, each of the lenders from time to time party thereto, BNP Paribas, as administrative agent for the lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc. as co-syndication agents for the lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp. as co-documentation agents for the lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2006).

Exhibit No.		Description
10.7	*	Amendment No. 1 to the Petrohawk Energy Corporation Second Amended and Restated 2004 Employee Incentive Plan.

10.8	*	Amendment No. 1 to the Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan.

10.9		KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit (10)iii to KCS Energy, Inc.’s Annual Report on Form 10-K filed April 2, 2001), as amended by the Amendment to the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.4 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.10		Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.6 of KCS Energy, Inc’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.11		Form of Directors Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.7 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.12		Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.8 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.13		Form of Restricted Stock Award Agreement (with accelerated vesting provision) under 2001 KCS Energy, Inc. Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.9 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.14		KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 4.8 to KCS Energy, Inc’s Registration Statement on Form S-8 (File No. 333-125690) filed June 10, 2005), as amended by the First Amendment to KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.1 to KCS Energy, Inc.’s Current Report on Form 8-K filed May 19, 2005).

10.15		Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan and related Stock Option Exercise Agreement (Incorporated by reference to Exhibit 10.3 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.16		Form of Supplemental Stock Option Agreement for Non-Employee Directors under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.4 of KCS Energy, Inc’s Current Report on Form 8-K filed June 16, 2005).

10.17		Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (without accelerated vesting provision) and related Restricted Stock Award Certificate (Incorporated by reference to Exhibit 10.5 of KCS Energy, Inc’s Current Report on Form 8-K filed June 16, 2005).

10.18		Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (with accelerated vesting provision) and related Restricted Stock Award Certificate (Incorporated by reference to Exhibit 10.6 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.19	*	Form of Amendment to Restricted Stock Agreement under the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.5 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.20		Form of Amendment to Supplemental Stock Option Agreement under KCS Energy, Inc.’s 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.5 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

Exhibit No.		Description
10.21		Form of Director and Officer Indemnity Agreement (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed on March 31, 2005).

10.22	*	Executive Employment Agreement Form A for certain executives and Petrohawk Energy Corporation (Attached hereto as Exhibit 10.22)

10.23	*	Executive Employment Agreement Form B for certain executives and Petrohawk Energy Corporation (Attached hereto as Exhibit 10.23)

31.1	*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1	*	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROHAWK ENERGY CORPORATION

Date: August 9, 2006	By:	/S/ FLOYD C. WILSON
Floyd C. Wilson Chairman of the Board, President and Chief Executive Officer

	By:	/S/ SHANE M. BAYLESS
Shane M. Bayless Executive Vice President, Chief Financial Officer and Treasurer

	By:	/S/ MARK J. MIZE
Mark J. Mize Vice President, Chief Accounting Officer and Controller