Form 10-Q
period 2006-09-30
PETROHAWK ENERGY CORP
filed 2006-11-03
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

As of October 30, 2006 the Registrant had 168,444,455 shares of Common Stock, $.001 par value, outstanding.

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

We identify forward-looking statements by use of terms such as “expect,” “anticipate,” “estimate,” “plan,” “believe,” “intend,” “will,” “continue,” “potential,” “should,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•	the possibility that problems may arise in successfully integrating the businesses of Petrohawk and KCS;

•	the possibility that the combined company may he unable to achieve cost-cutting synergies;

•	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes);

•	the volatility in commodity prices for oil and gas and in the supply of and demand for oil and gas;

•	the presence or recoverability of estimated oil and gas reserves and the actual future production rates and associated costs;

•	the ability to replace oil and gas reserves;

•	environmental risks;

•	drilling and operating risks;

•	exploration and development risks;

•	competition;

•	the ability of the company’s management to execute its plans to meet its goals;

•	the ability of the company to retain key members of its senior management and key employees;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which Petrohawk is doing business, may be less favorable than expected;

•	continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors may negatively impact our businesses, operations or pricing.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues:
Oil and gas	$196,439	$81,447	$385,859	$149,957
Operating expenses:
Production:
Lease operating	17,594	10,276	40,460	19,826
Workover and other	2,720	941	5,210	2,180
Taxes other than income	15,739	6,405	30,346	10,842
Gathering, transportation and other	5,178	515	9,314	1,135
General and administrative:
General and administrative	12,132	5,782	25,883	13,258
Stock-based compensation	3,173	780	5,041	3,003
Depletion, depreciation and amortization	89,212	22,730	164,120	45,238

Total operating expenses	145,748	47,429	280,374	95,482

Income from operations	50,691	34,018	105,485	54,475
Other income (expenses):
Net gain (loss) on derivative contracts	68,048	(83,585)	94,495	(120,568)
Interest expense and other	(35,870)	(9,923)	(55,865)	(20,306)

Total other income (expenses)	32,178	(93,508)	38,630	(140,874)

Income (loss) before income taxes	82,869	(59,490)	144,115	(86,399)
Income tax (provision) benefit	(30,213)	23,066	(53,667)	33,521

Net income (loss)	52,656	(36,424)	90,448	(52,878)
Preferred dividends	—	(110)	(217)	(329)

Net income (loss) available to common shareholders	$52,656	$(36,534)	$90,231	$(53,207)

Earnings (loss) per share of common stock:
Basic	$0.34	$(0.56)	$0.84	$(1.10)

Diluted	$0.33	$(0.56)	$0.82	$(1.10)

Weighted average shares outstanding:
Basic	157,135	64,877	107,908	48,425

Diluted	159,647	64,877	110,706	48,425

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
Current assets:
Cash	$6,284	$12,911
Accounts receivable	139,448	68,087
Deferred income taxes	11,379	18,304
Receivables from derivative contracts	44,573	1,286
Prepaid expenses and other	15,848	5,393

Total current assets	217,532	105,981

Oil and gas properties (full cost method):
Evaluated	2,792,857	1,100,273
Unevaluated	593,816	162,133

Gross oil and gas properties	3,386,673	1,262,406
Less—accumulated depletion	(286,086)	(121,456)

Net oil and gas properties	3,100,587	1,140,950

Other noncurrent assets:
Goodwill	933,479	132,029
Debt issuance costs, net of amortization	15,615	1,969
Receivables from derivative contracts	11,401	2,252
Other	9,437	26,993

Total assets	$4,288,051	$1,410,174

Current liabilities:
Accounts payable and accrued liabilities	$265,046	$90,017
Liabilities from derivative contracts	13,563	51,081
Current portion of long-term debt	4,594	2,788

Total current liabilities	283,203	143,886

Long-term debt	1,395,019	495,801
Liabilities from derivative contracts	15,095	35,695
Asset retirement obligations	46,286	50,133
Deferred income taxes	650,180	153,155
Other noncurrent liabilities	2,273	5,046
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock: 5,000,000 shares of $.001 par value authorized; no shares issued or outstanding at September 30, 2006 and 593,271 at December 31, 2005;	—	1
Common stock: 300,000,000 and 75,000,000 shares of $.001 par value authorized at September 30, 2006 and December 31, 2005; 168,440,308 and 73,566,117 shares issued and outstanding at September 30, 2006 and December 31, 2005	168	74
Additional paid-in capital	1,837,629	558,452
Treasury stock, at cost, 8,382 shares at December 31, 2005, retired at September 30, 2006	—	(36)
Retained earnings (accumulated deficit)	58,198	(32,033)

Total stockholders’ equity	1,895,995	526,458

Total liabilities and stockholders’ equity	$4,288,051	$1,410,174

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$90,448	$(52,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	164,120	45,238
Income tax provision (benefit)	53,667	(33,521)
Stock-based compensation	5,041	3,003
Net unrealized (gain) loss on derivative contracts	(106,304)	109,543
Net realized loss on derivative contracts acquired	14,597	9,657
Other	88	889
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(530)	(2,114)
Prepaid expenses and other	(4,918)	(1,460)
Accounts payable and accrued liabilities	(29,921)	7,204
Other	(3,964)	(133)

Net cash provided by operating activities	182,324	85,428

Cash flows from investing activities:
Oil and gas capital expenditures	(222,696)	(88,427)
Acquisition of KCS, net of cash acquired of $8,260	(512,152)	—
Acquisition of Winwell Resources, Inc., net of cash acquired of $14,965	(175,037)	—
Acquisition of Mission Resources, net of cash acquired of $48,359	—	(95,816)
Acquisition of Proton Oil & Gas Corp., net of cash acquired of $870	—	(52,625)
Acquisition of oil and gas properties	(87,893)	—
Proceeds received from sale of oil and gas properties	62,083	88,844
Other	10,117	(1,741)

Net cash used in investing activities	(925,578)	(149,765)

Cash flows from financing activities:
Proceeds from exercise of options	2,466	11,780
Proceeds from issuance of common stock	188,500	—
Acquisition of common stock	(46,200)	—
Proceeds from borrowings	1,466,183	310,000
Repayment of borrowings	(828,319)	(249,000)
Debt issue costs	(14,374)	—
Net realized loss on derivative contracts acquired	(14,597)	(9,657)
Offering costs	(10,725)	—
Buyback of 8% cumulative preferred stock	(5,339)	—
Dividends paid on 8% cumulative preferred stock	(328)	(220)
Other	(640)	(46)

Net cash provided by financing activities	736,627	62,857

Net decrease in cash	(6,627)	(1,480)

Cash at beginning of period	12,911	5,660

Cash at end of period	$6,284	$4,180

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

On July 12, 2006, the Company completed its previously announced merger with KCS Energy, Inc. (KCS). Please refer to Note 2, Acquisitions and Divestitures, for more details on KCS’s merger with and into the Company and various related transactions.

Recently Issued Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on its financial statements.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

As allowed by SFAS 123(R), the Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted upon adoption of SFAS 123(R).

The assumptions used in the fair value method calculation for the nine months ended September 30, 2006 and 2005 are disclosed in the following table:

	Nine Months Ended September 30,
	2006(1)(2)		2005
Weighted average value per option granted during the period(3)	$6.96		$2.29
Assumptions(4):
Stock price volatility	39.0%		29.2%
Risk free rate of return	4.9%		3.6%
Expected term	2.9	years	3.0	years

(1)	Includes assumptions from valuation related to the KCS merger. Refer to Note 8, Stockholders’ Equity for further details on these assumptions.
(2)	The Company’s estimated future forfeiture rate is 5%.
(3)	Calculated using the Black-Scholes fair value based method.
(4)	The Company does not pay dividends on its common stock.

The following table sets forth the option transactions for the nine month period ended September 30, 2006 (in thousands, except share and per share amounts).

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2005	5,698,547	$6.16		5.6

KCS options assumed in merger(2)	2,585,950	3.96
Granted	1,866,270	11.93
Exercised	(403,482)	6.30
Forfeited	(294,411)	15.88

Outstanding at September 30, 2006	9,452,874	$6.38	$37,968	6.2

Exercisable at September 30, 2006	6,908,413	$4.64	$39,825	5.3

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options exercised during the nine month period ended September 30, 2006 was approximately $2.2 million.
(2)	Includes KCS converted stock options as of July 12, 2006.

There were no options which expired in the nine month period ended September 30, 2006. The weighted average grant date fair value of options granted during the nine month period ended September 30, 2006 was $30.6 million. At September 30, 2006 the unrecognized compensation expense related to non-vested stock options totaled $6.8 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 2.2 years.

In conjunction with the KCS merger, KCS stock options and shares were converted into 2.6 million Petrohawk stock options.

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table sets forth the restricted stock transactions for the nine month period ended September 30, 2006 (in thousands, except share and per share amounts).

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1)
Unvested outstanding shares at December 31, 2005	73,334	$10.87

KCS shares assumed in merger(2)	616,238	12.36
Granted	887,638	11.71
Vested	(72,872)	11.77
Forfeited	(7,444)	11.48

Unvested outstanding shares at September 30, 2006	1,496,894	$11.94	$15,568

(1)	The intrinsic value of restricted stock was calculated as the closing market price on September 30, 2006 of the underlying stock multiplied by the number of restricted shares. The intrinsic value of the shares vested for the nine month period ended September 30, 2006 was $0.9 million.
(2)	Includes KCS restricted stock as of July 12, 2006.

The weighted average grant date fair value of the shares granted during the nine month period ended September 30, 2006 was $18.2 million. At September 30, 2006, the unrecognized compensation expense related to non-vested restricted stock totaled $13.0 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 2.1 years. In conjunction with the KCS merger, KCS restricted stock was converted into 0.6 million shares of Petrohawk restricted stock.

2. ACQUISITIONS AND DIVESTITURES

KCS Energy, Inc.

On April 21, 2006, the Company and KCS announced they had entered into a definitive agreement to merge the companies. This merger was consummated on July 12, 2006 and was consistent with management’s goals of acquiring properties within the Company’s core operating areas that have a significant proved reserve component and which management believes have additional development and exploration opportunities.

Upon the closing of the merger, KCS stockholders became entitled to receive a combination of $9.00 cash and 1.65 shares of Petrohawk common stock for each share of KCS common stock. At the time of the merger, there were 50.0 million shares of KCS common stock outstanding that converted into 82.6 million shares of Petrohawk common stock. Total consideration for the shares of KCS common stock was comprised of approximately $1.1 billion of Petrohawk common stock, calculated based on the five day average of Petrohawk’s common stock around the merger announcement date, or $13.44, approximately $450 million of cash and the assumption of $275 million of KCS debt. In addition, all outstanding options to purchase KCS common stock were converted into options to purchase Petrohawk common stock using an exchange ratio of approximately 2.3706 shares of Petrohawk common stock to one share of KCS common stock.

The merger was accounted for using the purchase method of accounting under the accounting standards established in SFAS No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result, the assets and liabilities of KCS were included in the Company’s September 30, 2006 consolidated balance sheet. The Company reflected the results of operations of KCS beginning July 12, 2006. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at July 12,

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

2006, which primarily consisted of oil and gas properties of $1.6 billion, asset retirement obligations of $15.1 million, a deferred income tax liability of $421.6 million, a deferred income tax asset of $49.1 million and goodwill of $767.1 million. The deferred income tax liability recognizes the difference between the tax basis and the fair value of the acquired oil and gas properties. The recorded book value of the oil and gas properties was increased and goodwill was recorded to recognize this tax basis differential. The deferred income tax asset pertains to net operating loss carry-forwards and alternative minimum tax credits in the amounts of $44 million, net of tax, and $5.1 million, respectively. The purchase price allocation is preliminary and subject to change as additional information becomes available. Management does not expect to make any material changes to the original purchase price allocation.

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in the acquisition. SFAS 142 requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change that could potentially result in an impairment.

The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. The reporting unit used by the Company for testing will be the entire company. If the fair value of the reporting unit is less than the book value (including goodwill) then goodwill is reduced to its implied fair value and the amount of the writedown is charged against earnings.

The Company completed its annual impairment review during the third quarter of 2006. No impairment was deemed necessary. Downward revisions of estimated reserves or production, increases in estimated future costs or decreases in oil and gas prices could lead to an impairment of all or a portion of the Company’s goodwill in future periods.

Gulf of Mexico Divestiture

On March 21, 2006, the Company completed the sale of substantially all of its Gulf of Mexico properties for $52.5 million ($43.2 million after certain closing adjustments). These proceeds were recorded as a decrease to the Company’s full cost pool. The transaction had an effective date of January 1, 2006.

North Louisiana Acquisitions

On January 27, 2006, the Company completed the acquisition of all of the issued and outstanding common stock of Winwell Resources, Inc. (Winwell). The aggregate consideration paid was approximately $208 million in cash after certain closing adjustments.

The Winwell acquisition was accounted for using the purchase method of accounting under the accounting standards established in SFAS 141 and SFAS 142. As a result, the assets and liabilities of Winwell were included in the Company’s March 31, 2006 consolidated balance sheet. The Company reflected the results of operations of Winwell beginning January 27, 2006. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at January 27, 2006, which primarily consisted of oil and gas properties of $219.8 million, asset retirement obligations of $0.5 million, a net deferred tax liability of $78.9 million, and goodwill of $33.5 million. The deferred tax liability recognizes the difference between the historical tax basis of Winwell’s assets and the acquisition cost recorded for book purposes. The recorded book value of the oil and gas properties was increased and goodwill was recorded to recognize this tax basis differential. The purchase price allocation is preliminary and subject to change as additional information becomes available. Management does not expect to make any material changes to the original purchase price allocation.

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Also on January 27, 2006, the Company completed the acquisition of certain oil and gas assets from Redley Company, Burris Run Company and Red Clay Minerals (together with the Winwell acquisition, the North Louisiana Acquisitions). The aggregate consideration paid in this transaction was approximately $86.1 million ($86.2 million after certain closing adjustments). The Company reflected the results of operations of the acquired assets beginning January 27, 2006.

The Company deposited $15 million in earnest money in connection with the Winwell acquisition, and $7.5 million in connection with the asset acquisition. The $22.5 million in deposits were included in other non-current assets at December 31, 2005 and applied to the overall purchase price in January 2006.

Mission Resources Corporation

On July 28, 2005, the Company and Mission Resources Corporation (Mission), completed a two-step merger transaction which resulted in Mission’s merger with and into the Company. Total consideration for the shares of Mission common stock was comprised of 60.1% Company common stock and 39.9% cash. Accordingly, consideration paid to Mission stockholders consisted of approximately $139.5 million in cash and approximately 19.565 million shares of the Company’s common stock. In addition, all outstanding options to purchase Mission common stock were converted into options to purchase Petrohawk common stock using the exchange ratio of 0.7641 shares of Petrohawk common stock per share of Mission common stock underlying each option. The Company assumed Mission’s long-term debt of approximately $184 million.

The Mission merger was accounted for using the purchase method of accounting under the accounting standards established in SFAS 141 and SFAS 142. As a result, the assets and liabilities of Mission were included in the Company’s September 30, 2005 consolidated balance sheet. The Company reflected the results of operations of Mission beginning July 28, 2005. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at July 28, 2005, which primarily consisted of oil and gas properties of $606.7 million, derivative liabilities of $29.4 million, asset retirement obligations of $37.7 million, a net deferred income tax liability of $134.8 million, and goodwill of $138.9 million. The deferred income tax liability recognizes the difference between the historical tax basis of Mission’s assets and the acquisition cost recorded for book purposes. The recorded book value of the oil and gas properties was increased and goodwill was recorded to recognize this tax basis differential.

Pro forma Results of Operations for the KCS and Mission Mergers

The Company’s unaudited pro forma results of operations for the three and nine months ended September 30, 2006 and 2005 are presented below to illustrate the approximated pro forma effects on the Company’s results of operations under the purchase method of accounting as if the Company had completed the KCS and Mission mergers on January 1, 2005. The unaudited pro forma results of operations do not purport to represent what the results of operations would actually have been if the transactions had in fact occurred on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Pro forma:
Oil and gas sales	$208,612	$218,557	$611,234	$509,747
Net income (loss) available (applicable) to common stockholders	$58,910	$(93,934)	$160,611	$(113,503)

Basic earnings (loss) per share	$0.35	$(0.61)	$0.96	$(0.77)
Diluted earnings (loss) per share	$0.35	$(0.61)	$0.95	$(0.77)

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

3. OIL AND GAS PROPERTIES

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depletion exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to expense. Full cost companies must use the prices in effect at the end of each accounting quarter to calculate the ceiling test value of their reserves. However, subsequent commodity price increases may be utilized to calculate the ceiling value and reserves. At September 30, 2006, the ceiling test value of the Company’s reserves was calculated based upon quoted market prices of $4.18 per Mcf for Henry Hub gas and $59.38 per barrel for West Texas Intermediate oil, adjusted for market differentials. Using these prices, the Company’s net book value of oil and gas properties would have exceeded the ceiling amount by approximately $579.0 million (net of tax) at September 30, 2006. However, subsequent to quarter end, the market price for Henry Hub gas and West Texas Intermediate oil increased significantly. As a consequence, prior to October 31, 2006, the Company elected to use prices on October 31, 2006, which were $6.98 per Mcf for Henry Hub gas and $58.73 per barrel for West Texas Intermediate, adjusted for basis differentials. Utilizing these prices, the Company’s net book value of oil and gas properties would not have exceeded the ceiling amount. As a result of the increase in the ceiling amount using the subsequent prices, the Company has not recorded a write down of its oil and gas property costs. Decreases in product price levels, as well as changes in production rates, levels of reserves, the evaluation of costs excluded from amortization, future development costs, and service costs and other factors could result in significant future ceiling test impairments.

4. LONG-TERM DEBT

Long-term debt as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Senior revolving credit facility	$363,000	$210,000
Second lien term loan facility(1)	—	148,500
9 7/8% senior notes(2)	254	134,484
9 1/8% $650mm senior notes(3)	641,962	—
9 1/8% $125mm senior notes(4)	126,374	—
7 1/8% $275mm senior notes(5)	261,998	—
Deferred premiums on derivatives(6)	1,431	2,817

	$1,395,019	$495,801

(1)	Amount excludes $1.5 million of the total facility which was classified as current at December 31, 2005.
(2)	The December 31, 2005 amount includes a $10 million premium recorded by the Company in conjunction with the assumption of $130 million face value of 9 7/8% notes payable from Mission. See “9 7/8% Senior Notes” below for more details.
(3)	Amount includes an $8 million discount recorded by the Company in conjunction with the issuance of the notes. See “9 1/8% Senior Notes” below for more details.

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(4)	Amount includes a $1.4 million premium recorded by the Company in conjunction with the issuance of the notes. See “9 1/8% Senior Notes” below for more details.
(5)	Amount includes a $13 million discount recorded by the Company in conjunction with the assumption of the notes. See “7 1/8% Senior Notes” below for more details.
(6)	Amount excludes $4.6 million and $1.3 million of deferred premiums on derivatives which have been classified as current at September 30, 2006 and December 31, 2005, respectively.

Senior Revolving Credit Facility

In connection with the KCS merger, the Company amended and restated its Amended and Restated Senior Revolving Credit Agreement dated July 28, 2005. The agreement provides for a $1 billion facility with a borrowing base that will be redetermined on a semi-annual basis. The Company and the lenders each have the right to one annual interim unscheduled redetermination to adjust the borrowing base based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. At September 30, 2006, the borrowing base was $700 million. The Company expects the borrowing base to be increased to $750 million during the fourth quarter of 2006 based upon the completion of the redetermination process currently in progress. Amounts outstanding bear interest at specified margins over LIBOR of 1.00% to 1.75% for Eurodollar loans or at specified margins over ABR of 0.00% to 0.50% for ABR loans. Such margins fluctuate based on the utilization of the facility. Borrowings are secured by first priority liens on substantially all of the Company’s assets, including pursuant to the terms of the Second Amended and Restated Guarantee and Collateral Agreement, all of the assets of, and equity interest in, the Company’s subsidiaries. Amounts drawn down on the facility will mature on July 12, 2010.

The revolving credit facility contains customary financial and other covenants, including minimum working capital levels, minimum coverage of interest expense, and a maximum leverage ratio. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. At September 30, 2006, the Company is in compliance with all of its debt covenants under the revolving credit facility.

7 1/8% Senior Notes

Upon effectiveness of the KCS merger, the Company assumed (pursuant to the Second Supplemental Indenture relating to the 7 1/8 Notes, also referred to as the 2012 Notes), and subsidiaries of the Company guaranteed (pursuant to the Third Supplemental Indenture relating to such notes), all the obligations (approximately $275 million) of KCS under the 2012 Notes and the Indenture dated April 1, 2004 (the 2012 Indenture) among KCS, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, which governs the terms of the 7 1/8% senior notes due 2012. The 2012 Notes are guaranteed on an unsubordinated, unsecured basis by all of the Company’s current subsidiaries, including the subsidiaries of KCS that the Company acquired in the KCS merger. Interest on the 2012 Notes is payable semi-annually, on each April 1 and October 1. At any time prior to April 1, 2007, the Company may redeem up to 35% of the aggregate original principal amount of the 2012 Notes, using the net proceeds of equity offerings, at a redemption price equal to 107.125% of the principal amount of the 2012 Notes, plus accrued and unpaid interest. On or after April 1, 2008, the Company may redeem all or a portion of the 2012 Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases annually from 3.568% in 2008 to 0% in 2010 and thereafter.

The 2012 Indenture contains a provision requiring the Company to offer to purchase the 2012 Notes at 101% of face value in the event of a change of control (as defined in the 2012 Indenture). Certain 2012 Note Holders have alleged that the KCS merger constitutes a change of control as set forth in the 2012 Indenture. Based upon consultation with counsel, Petrohawk does not believe such a change of control has occurred. See Note 6, Commitments and Contingencies for more details.

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

9 1/8% Senior Notes

On July 12, 2006, the Company consummated its private placement of the 9 1/8% senior notes, also referred to as the 2013 Notes pursuant to an Indenture dated as of July 12, 2006 (2013 Indenture) and the First Supplemental Indenture to the 2013 Notes (the 2013 First Supplemental Indenture), among the Company, the Company’s subsidiaries named therein as guarantors, and U.S. Bank National Association, as trustee. The 2013 Notes were issued at 98.735% of the face amount for gross proceeds of approximately $642.0 million, before estimated offering expenses and the initial purchasers’ discount. The Company applied a portion of the net proceeds from the sale of the 2013 Notes to fund the cash consideration paid by the Company to the KCS stockholders in connection with the KCS merger and purchase of the 2011 Notes in connection with the Company’s tender offer.

The 2013 Notes bear interest at the rate of 9.125% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2007. The 2013 Notes mature on July 15, 2013. The 2013 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness, including the 2012 Notes. The 2013 Notes rank effectively subordinate to the Company’s secured debt to the extent of the collateral, including secured debt under the revolving credit facility, and senior to any future subordinated indebtedness. The 2013 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s subsidiaries, including, pursuant to the 2013 First Supplemental Indenture, the KCS subsidiaries acquired in the KCS merger.

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

The Company may be required to offer to repurchase the 2013 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control (as defined in the 2013 Indenture). Additionally, the Company may be required to offer to all holders of the 2013 Notes the repurchase of the 2013 Notes and to the extent required by the terms thereof, all holders of other indebtedness (as defined in the 2013 Indenture) that is pari passu with the 2013 Notes (at a purchase price

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

of 100% of the principal amount or accreted value in the case of any such other pari passu indebtedness issued with a significant original issue discount) plus accrued and unpaid interest, if any, to the date of purchase, in the event net proceeds from assets sales are not applied as required by the 2013 Indenture.

The 2013 Indenture contains covenants that, among other things, restrict or limit the ability of the Company and the guarantors to: (i) borrow money; (ii) pay dividends on stock; (iii) purchase or redeem stock or subordinated indebtedness; (iv) make investments; (v) create liens; (vi) enter into transactions with affiliates; (vii) sell assets; and (viii) merge with or into other companies or transfer all or substantially all of the Company’s assets. Additionally, the Indenture covering the 2013 Notes contains a provision which provides for a rate increase of 1/8 of one percent if the Company refinances any part of its 2012 Notes on or before July 11, 2007.

On July 27, 2006, the Company consummated a private placement of an additional $125 million of 9 1/8% senior notes due 2013. The additional 2013 Notes were issued pursuant to the same Indenture at 101.125% of the face amount, for gross proceeds of approximately $140.6 million, before estimated offering expenses and the initial purchasers’ discount. The Company applied the net proceeds from the sale of the additional 2013 Notes to repay indebtedness outstanding under its revolving credit facility.

Repayment of the Second Lien Term Loan Facility

On July 12, 2006, in connection with its entry into the revolving credit facility and the closing of its sale of the 2013 Notes, the Company repaid all amounts outstanding under, and terminated, its Amended and Restated Second Lien Term Loan, dated as of July 28, 2005, between the Company, each of the Lenders from time to time party thereto and BNP Paribas, as administrative agent for the Lenders.

9 7/8% Senior Notes

On April 8, 2004, Mission issued $130.0 million of its 9 7/8% senior notes due 2011 (the 2011 Notes). The Company assumed these notes upon the closing of the Mission merger. In conjunction with the KCS merger, the Company extinguished substantially all of its 2011 Notes for a premium of $14.9 million plus accrued interest of $3.5 million. There were approximately $0.3 million of the notes which were not redeemed and are still outstanding as of September 30, 2006.

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt. At September 30, 2006, the Company has approximately $15.6 million of net debt issuance costs being amortized over the lives of the respective debt. Debt issuance costs increased $13.6 million from December 31, 2005 primarily due to the issuance of additional debt in the third quarter of 2006.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company recorded the following activity related to the ARO liability for the nine months ended September 30, 2006 (in thousands):

Beginning balance as of January 1, 2006	$51,249
Liabilities settled and divested	(23,379)
Acquisitions(1)	15,985
Additions	1,341
Accretion expense	1,090
Liability for asset retirement obligation as of September 30, 2006	$46,286

(1)	Refer to Note 2, Acquisitions and Divestitures, for more detail.

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

In connection with the KCS merger of the Company and KCS, the Company assumed by operation of law all liabilities of KCS, including the 2012 Notes, which were originally issued by KCS in April 2004. U.S. Bank National Association served as Trustee under the indenture governing the 2012 Indenture from and after the date of issuance until October 13, 2006 when the Company believes it resigned. The Company intends to exercise its rights under the 2012 Indenture to appoint a successor trustee.

Prior to the merger, the Company carefully considered the Change of Control provisions of the 2012 Indenture and, at the consummation of the merger, the Company concluded that the transaction did not trigger a Change of Control based upon the facts and the specific language of the 2012 Indenture. Consequently, the Company did not make a Change of Control Offer within 30 days of the merger.

On September 15, 2006, The Law Debenture Company of New York filed suit in the Court of Chancery of the State of Delaware, New Castle County, against the Company, its board of directors, certain of its officers, KCS and certain former members of the board of directors and past management of KCS, based on the assertion that a Change of Control occurred as a consequence of the Company’s merger with KCS. On October 9, 2006, the Company received a letter from Law Debenture alleging default on the basis of the Company’s failure to make a Change of Control Offer. The Company does not believe that Law Debenture has been validly appointed Trustee and, therefore, believes that any action purportedly taken by Law Debenture in such capacity is invalid and without effect. In addition, the Company has never received a valid Notice of Default, as required by the 2012 Indenture. The Company intends to vigorously defend itself against these claims and to aggressively pursue all legal remedies available to it.

On October 2, 2006, the Company deposited a regular semi-annual interest payment on the 2012 Notes with its paying agent, The Bank of New York Trust Company, N.A., to be held in trust for payment on the 2012 Notes. In disregard of that trust, without any notice to the Company, and lacking authorization or entitlement of

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

any kind, Law Debenture instructed the Company’s paying agent to deduct $1.2 million from that deposit for the use of Law Debenture for its own fees, costs and expenses. This action effectively reduced interest payments to all holders by $1.2 million.

The Company believes that Law Debenture’s actions are unlawful, and has filed an action in the United States District Court for the Southern District of New York asserting claims for conversion and tortious interference and asking the court to impose a constructive trust in favor of the Company. The Company seeks relief including the return of monies diverted by Law Debenture, an award of restitution and damages (including punitive damages) and such other relief as the court deems just, equitable and proper.

Prior to the acquisition of Mission Resources Corporation by the Company, Mission entered into agreements with a surety company and other third parties. All parties involved agreed to be jointly and severally liable to the surety company for certain liabilities arising under the agreement and limited to approximately $35 million. As of September 30, 2006, there have been no payments made, or liabilities recorded, as a result of these agreements.

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

At September 30, 2006, the Company had 73 open positions summarized in the table below: 30 natural gas price collar arrangements, 11 natural gas price swap arrangements, five natural gas put options, six crude oil price swap arrangements and 21 crude oil collar arrangements. The Company elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.

At September 30, 2006, the Company had a $56.0 million derivative asset, $44.6 million of which is classified as current, and a $28.7 million derivative liability, $13.6 million of which is classified as current. The weighted average of the forward strip prices used to value the derivative liability were $67.42 per barrel of oil (Bbl) and $7.47 per million British thermal unit (Mmbtu) of natural gas.

The Company recorded a net derivative gain of $68.0 million ($0.7 million cash paid on settled contracts) and $94.5 million ($11.8 million cash paid on settled contracts) for the three and nine months ended September 30, 2006, respectively.

At September 30, 2005, the Company had 65 open positions: 33 natural gas price collar arrangements, one natural gas price swap arrangement, one crude oil price swap arrangement and 30 crude oil collar arrangements. The Company had a $132.7 million derivative liability, $86.4 million of which was classified as current.

The Company recorded a net derivative loss of $83.6 million and $120.6 million for the three and nine months ended September 30, 2005, respectively.

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Natural Gas

At September 30, 2006, the Company had the following natural gas costless collar positions:

	Collars
		Floors		Ceilings
Period	Volume in Mmbtu’s	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
October 2006 – December 2006	6,066,000	$5.50 – $9.50	$6.75	$7.08 – $15.00	$10.79
January 2007 – December 2007	25,205,000	5.30 – 9.00	7.27	7.12 – 18.15	12.88
January 2008 – December 2008	5,420,000	5.00 – 8.00	6.04	6.45 – 19.15	10.77

At September 30, 2006, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in Mmbtu’s	Price / Price Range	Weighted Average Price
October 2006 – December 2006	1,890,000	$6.60 – $10.70	$6.98
January 2007 – December 2007	3,455,000	$6.06 – $8.87	7.18

At September 30, 2006, the Company had the following natural gas put options:

	Floors
Period	Volume in Mmbtu’s	Weighted Average Price
October 2006 – December 2006	1,350,000	$8.00
January 2007 – December 2007	7,250,000	8.00

At September 30, 2006, the Company has recorded a deferred premium liability of $6.0 million of long-term debt (of which $4.6 million has been recorded as a current portion of long term debt) based on a weighted average deferred premium of $0.24 per Mmbtu in 2006 and $0.79 per Mmbtu in 2007. The natural gas put option contracts contain deferred premiums that will be paid as the contracts expire.

Crude Oil

At September 30, 2006, the Company had the following crude oil costless collar positions:

	Collars
		Floors		Ceilings
Period	Volume in Bbls	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
October 2006 – December 2006	377,600	$26.03 – $67.00	$40.28	$30.15 – $81.50	$53.34
January 2007 – December 2007	1,736,000	35.00 – 70.00	63.04	43.20 – 90.10	81.53
January 2008 – December 2008	792,000	34.00 – 70.00	64.96	45.30 – 85.05	80.26

At September 30, 2006, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbls	Price / Price Range	Weighted Average Price
October 2006 – December 2006	40,400	$44.88 – $63.85	$53.74
January 2007 – December 2007	36,000	63.85	63.85
January 2008 – December 2008	144,000	38.10	38.10

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

8. STOCKHOLDERS’ EQUITY

In conjunction with the KCS merger on July 12, 2006, the Company issued approximately 83.8 million shares of its common stock as consideration to the former shareholders of KCS.

In connection with the North Louisiana Acquisitions, on February 1, 2006, the Company issued and sold 13 million shares of its common stock for $14.50 per share, for an aggregate offering amount of approximately $188.5 million. The Company received approximately $180.4 million in net proceeds from the offering. Contemporaneously with the offering, the Company agreed to repurchase, and EnCap (as defined below) agreed to sell, approximately 3.3 million shares for $46.2 million, which represents the price equal to the net proceeds received for those 3.3 million shares by the Company from the private offering. These shares of common stock were privately placed in the offering and were not registered under the Securities Act of 1933, as amended (the Act), or any state securities laws. The common stock was offered and sold pursuant to the private placement exceptions from registration provided by Regulation D, Rule 506, under Section 4(2) of the Act and Regulation S of the Act. Shares of the common stock were offered and sold only to “accredited investors” (as defined in Rule 501(a) of the Act) and non-United States persons pursuant to the offers and sales outside the United States within the meaning of Regulation S under the Act. The placement agents for this offering received a cash payment of approximately $7.7 million as compensation for services provided in connection with the offering and to reimburse them for certain expenses.

These shares were registered for resale on March 20, 2006 in conjunction with the filing of a Registration Statement on Form S-3 (No. 33-132565) in accordance with the terms of a registration rights agreement entered into by the Company.

The Company registered 19.565 million shares of common stock that were issued as merger consideration to holders of Mission stock.

8% Cumulative Preferred Stock

In June 2001, the Company completed a Private Placement offering of 8% cumulative convertible preferred stock and common stock purchase warrants, offered as units of one preferred share and one-half of one warrant at $9.25 per unit. In the offering, the Company issued 604,271 preferred shares and 151,070 warrants to purchase a like number of shares of the Company’s common stock. In April 2006, the Company initiated a buyback of the preferred stock for $9.25 per unit. On June 9, 2006, the Company sent the holders of the preferred shares notice of redemption as set forth in the certificate of designation for the preferred stock. On July 10, 2006, the Company completed the redemption of the preferred stock. As of September 30, 2006, there were no remaining preferred shares outstanding. All Class A and Class B warrants associated with the preferred stock expired on June 29, 2006.

Stock Option Grants

During the first nine months of 2006, the Company granted stock options covering 1,866,270 shares of common stock to employees of the Company. The options have exercise prices ranging from $9.80 to $16.04 with a weighted average price of $11.93. These options vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date.

During the first nine months of 2005, the Company granted stock options covering 1,384,550 shares of common stock to employees of the Company. The options vest over a two-year period with one-third vesting on the date of grant, one-third one year from the date of the grant and the remaining one-third two years from the date of the grant. The options have exercise prices ranging from $8.51 to $11.00 with a weighted average price of $9.27. These options expire ten years from the grant date.

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In connection with the KCS merger, the Company converted legacy KCS stock options into a total of 2,585,950 Petrohawk stock options on July 12, 2006. These options vest over a three-year period and expire ten years after the date of grant. Weighted average grant date fair value of the options was determined to be $9.81 per share, using the Black-Scholes fair value method. The Company recognized $0.4 million in compensation cost for the quarter ended September 30, 2006 and will recognize $1.7 million in future periods related to these options.

Restricted Stock

During the first nine months of 2006, the Company granted 887,638 shares of restricted common stock to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $9.80 to $16.04 with a weighted average price of $11.71. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and the directors’ shares cliff vest after a six-month period.

In connection with the KCS merger, the Company converted legacy KCS restricted stock into 616,238 shares of Petrohawk restricted stock on July 12, 2006. These shares cliff vest after a three-year period and expire ten years after the date of grant. These shares were valued at the closing price on the date of the KCS merger of $12.36. The Company recognized $0.5 million in compensation cost for the quarter ended September 30, 2006 and will recognize $3.8 million in future periods related to these shares.

During the first nine months of 2005, the Company issued 92,500 shares of restricted common stock to employees and non-employee Directors of the Company. These restricted shares were granted at prices ranging from $8.51 to $11.00 with a weighted average price of $10.25. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and the directors’ shares cliff vest after a six-month period.

Performance Shares

In conjunction with the KCS merger, the Company adopted a plan under which performance share awards are granted under the KCS 2005 Stock Plan. Performance awards contain a contingent right to receive shares of common stock. The grantee would earn between 0% and 200% of the target amount of performance shares upon the achievement of pre-determined objectives over a three-year performance period. The objectives relate to the Company’s total stockholder return (as defined in the form of performance share agreement) as compared to the total stockholder return of a group of peer companies during the performance period. The Company does not anticipate the issuance of any additional performance share awards in future periods. No performance shares have yet been earned.

The fair value of this award using a Monte Carlo technique was $10.89 per share. The Company will recognize compensation cost of $1.5 million over the expected service life of this performance share award whether or not the threshold is achieved. The Company recognized $0.1 million in compensation cost for the period between the KCS merger and September 30, 2006.

Treasury Stock

In August 2004, the Company’s Board of Directors terminated the stock repurchase program. During the quarter ended September 30, 2006, the Company retired its 8,382 treasury shares.

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Assumption of KCS Stock Option Plans

Upon consummation of the KCS merger, the Company assumed the KCS Energy, Inc. 2001 Employee and Directors Stock Plan, as amended, the KCS Energy, Inc. 2005 Employee and Directors Stock Plan, as amended, and associated obligations relating to grants of restricted stock, stock options and performance shares under those plans which were granted prior to the closing of the KCS merger.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

10. NET EARNINGS/ (LOSS) PER COMMON SHARE

Basic earnings (loss) per share (EPS) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the dilutive impact of common stock equivalents (using the treasury stock method).

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Basic
Net income (loss)	$52,656	$(36,424)	$90,448	$(52,878)
Less: preferred dividends	—	(110)	(217)	(329)

Net income (loss) available (applicable) to common shareholders	$52,656	$(36,534)	$90,231	$(53,207)

Weighted average number of shares	157,135	64,877	107,908	48,425

Basic earnings (loss) per share	$0.34	$(0.56)	$0.84	$(1.10)

Diluted
Net income (loss)	$52,656	$(36,534)	$90,231	$(53,207)
Plus: preferred dividends	—	—	217	—

Net income (loss) available (applicable) to common shareholders	$52,656	$(36,534)	$90,448	$(53,207)

Weighted average number of shares	157,135	64,877	107,908	48,425

Common stock equivalent shares representing shares issuable upon exercise of stock options	1,299	Anti-dilutive	1,531	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	1,213	Anti-dilutive	1,267	Anti-dilutive
Common stock equivalent shares representing shares “as-if” conversion of note payable	—	Anti-dilutive	—	Anti-dilutive
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	—	Anti-dilutive	—	Anti-dilutive

Weighted average number of shares used in calculation of diluted income (loss) per share	159,647	64,877	110,706	48,425

Diluted earnings (loss) per share	$0.33	$(0.56)	$0.82	$(1.10)

The following table summarizes the number of potential incremental shares that were excluded from the diluted EPS calculations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Common Stock Equivalents:
Options	959	3,176	804	3,176
Warrants	18	2,722	18	2,722
“As-if” conversion of Preferred stock	—	297	—	297

	977	6,195	822	6,195

PETROHAWK ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Accounts receivable:
Oil and gas sales	$95,264	$48,369
Joint interest accounts	32,782	15,954
Income taxes receivable	5,113	—
Other	6,289	3,764

	$139,448	$68,087

Accounts payable and accrued liabilities:
Trade payables	$29,747	$16,379
Revenues and royalties payable to others	72,322	22,273
Accrued capital costs	92,445	23,610
Accrued interest expense	25,068	3,664
Accrued lease operating expenses	9,792	5,854
Accrued ad valorem taxes payable	7,307	2,690
Accrued employee compensation	6,333	1,610
Other	22,032	13,937

	$265,046	$90,017

12. SUBSEQUENT EVENTS

The Company has entered into two separate definitive agreements with two different buyers to sell certain of its oil and gas assets in Wyoming and Michigan. All of these assets were acquired by the Company as a result of the KCS merger. The total purchase price for both transactions is approximately $90 million, before adjustments. The Company expects both transactions to close during the fourth quarter of 2006. Upon closing, proceeds from sale will be recorded as a decrease to the Company’s full cost pool.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three and nine months ended September 30, 2006 and 2005 should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Form 10-K, as amended, for the year-ended December 31, 2005.

Overview

We are an independent oil and gas company engaged in the acquisition, development, production and exploration of oil and gas properties located in North America. Our properties are concentrated in the East Texas/North Louisiana, Gulf Coast, Permian Basin, and Anadarko/Arkoma regions. We focus on maintaining a balanced, geographically diverse portfolio of long-lived, lower risk reserves along with shorter lived, higher margin reserves. We believe that this balanced reserve mix provides a diversified cash flow foundation to fund our development and exploration drilling program. We have increased our proved reserves and production principally through acquisitions in conjunction with an active drilling program. Our acquisition activities focus on properties within our core operating areas that have significant proved reserve components and which we believe have additional development and exploration opportunities.

In the first nine months of 2006, we produced 50.6 billion cubic feet of natural gas equivalent (Bcfe) compared to production of 19.0 Bcfe for the comparable period of the prior year. Natural gas production was 38.9 billion cubic feet (Bcf) and oil production was 1,962 thousand barrels of oil (Mbbls) for the first nine months of 2006. Natural gas equivalent production increased 31.6 Bcfe from the same period in 2005. This increase was primarily attributable to the completion of our merger with KCS in July 2006 as well as the acquisition of Mission in July of 2005, the North Louisiana Acquisitions in January of 2006 as well as our continued drilling success. We drilled 235 wells during the first nine months of 2006 (105 during the third quarter), 227 of which were successful (103 for the third quarter) for a success rate of 97% (98% for the third quarter). We reported oil and gas revenues for the nine months ended September 30, 2006 of $385.9 million. This represents an increase of $235.9 million as compared to the prior year. The increase in our production and oil and natural gas revenues was principally through acquisitions complemented by our continued drilling success.

Our financial results depend upon many factors, particularly commodity prices and our ability to market our production. Commodity prices are affected by changes in market demands, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we may utilize include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments we utilize is governed by the risk management policy and can vary from year to year.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of oil and gas reserves at economical costs are critical to our long-term success. During the first nine months of 2006, our average price realized for equivalent gas production decreased approximately $0.26 per thousand cubic feet of natural gas equivalent (Mcfe), or 3.3%, to $7.62 compared to the $7.88 per Mcfe realized in the prior year. The change in the average price realized primarily reflects changes in average spot market prices. Historically, commodity prices have been volatile and we expect them to remain volatile.

We believe that our cash flow from operations and other financial resources will provide us with the ability to fully develop our existing properties and to finance our current exploration projects.

Capital Resources and Liquidity

For the first nine months of 2006, we funded our capital program exclusive of acquisitions primarily with cash flows from operations. The North Louisiana Acquisitions in January 2006 were funded through the issuance of common stock and additional borrowings under our debt facilities. Proceeds from the divestiture of our Gulf of Mexico properties were used to reduce indebtedness under our debt facilities. Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes. Prices for natural gas and crude oil have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. Working capital is substantially influenced by these variables. Fluctuations in cash flow may result in an increase or decrease in our capital and exploration expenditures. See below for additional discussion and analysis of cash flow.

Net decrease in cash is summarized as follows:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows provided by operating activities	$182,324	$85,428
Cash flows used in investing activities	(925,578)	(149,765)
Cash flows provided by financing activities	736,627	62,857

Net decrease in cash and cash equivalents	$(6,627)	$(1,480)

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 were $182.3 million and $85.4 million, respectively. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Average natural gas prices decreased 9.5% over 2005, while crude oil prices increased 19.3% over the same period. Production volumes increased significantly with a 167% increase in equivalent production in 2006 compared to 2005 primarily due to the acquisition of KCS in July 2006, Mission in July 2005 and the completion of the North Louisiana Acquisitions in January 2006.

Investing Activities. The primary driver of cash used in investing activities was capital spending, inclusive of acquisitions and net of dispositions. Cash used in investing activities was $925.6 million and $149.8 million for the nine months ended September 30, 2006 and 2005, respectively.

On April 21, 2006, we announced that we entered into definitive agreement to merge with KCS. This transaction was consummated on July 12, 2006 and was consistent with our goals of acquiring properties within our core operating areas that have a significant proved reserve component and which we believe have additional development and exploration opportunities. Total consideration for the shares of KCS common stock was comprised of approximately $1.1 billion of our common stock, approximately $450 million of cash and the assumption of $275 million of KCS debt. In addition, all outstanding options to purchase KCS common stock were converted into options to purchase our common stock.

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

We closed the previously announced $52.5 million divestment of substantially all of our properties in the Gulf of Mexico on March 21, 2006. The net proceeds received in this transaction were used to pay down a portion of our debt facilities. We received an additional $12.6 million in proceeds from the sale of assets during the third quarter of 2006 primarily related to the sale of a group of non-operated properties.

During the first quarter of 2005, we completed the acquisition of Proton Oil & Gas Corporation for $52.6 million in cash and the disposition of certain royalty interest properties previously acquired from Wynn-Crosby Energy, Inc. and certain of its affiliates for approximately $78.5 million in cash. These transactions had effective dates of January 1, 2005.

Our capital budget for the remainder of 2006 is expected to be funded primarily from cash flows from operations. We establish the budget for these amounts based on our current estimate of future commodity prices. Due to the volatility of commodity prices, our budget may be periodically adjusted.

Financing Activities. Net cash flows provided by financing activities were $736.6 million for the nine months ended September 30, 2006. Cash flows provided by financing activities in 2006 were the result of increased borrowings, primarily to fund acquisitions.

In connection with the North Louisiana Acquisitions, on February 1, 2006, we issued and sold 13 million shares of our common stock for $14.50 per share, for an aggregate offering amount of approximately $188.5 million. Contemporaneously with the offering, we repurchased approximately 3.3 million shares of common stock, $46.2 million from EnCap Investments, L.P. and certain of its affiliates. We incurred a total of $10.7 million of offering costs during the nine months ended September 30, 2006.

We strive to maintain excess availability under our debt facilities. Excess cash flow and non-core asset sales are used to repay debt to the extent available. During the first nine months of 2006, we had net borrowings of $637.9 million primarily due to the funding requirements to close the KCS merger and the North Louisiana Acquisitions.

Financing activities in 2006 included $14.6 million of cash paid on settled derivative contracts that were acquired in conjunction with our acquisition activities.

During the first nine months of 2006, we paid our previously accrued fourth quarter of 2005 dividends of $0.1 million on our 8% cumulative convertible preferred stock as well as our first and second quarter 2006 dividends of $0.1 million each. In April 2006, we initiated a buyback of this preferred stock for $9.25 per unit, resulting in a $4.4 million use of cash from financing activities.

Net cash flows provided by financing activities were $62.9 million for the nine months ended September 30, 2005 primarily due to our net borrowings of $61 million. Financing activities in 2005 included $9.7 million of cash paid on settled derivative contracts that were acquired in conjunction with our acquisition activity. During the first nine months of 2005, we paid the first and second quarter dividends of $0.1 million each and accrued the third quarter dividend of $0.1 million as it was not paid until the fourth quarter of 2005.

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

On July 12, 2006, we completed our previously announced merger with KCS. Please refer to Note 2, Acquisitions and Divestitures, for more details on the KCS merger and various related transactions that occurred in conjunction with the closing of the merger.

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

Results of Operations

Quarters ended September 30, 2006 and 2005

We reported net income of $52.7 million for the three months ended September 30, 2006 compared to a net loss of $36.4 million for the comparable period in 2005. The increase in net income of $89.1 million from prior year was primarily driven by an increase in sales volumes due to our acquisition activities, as well as a $151.6 million net increase in our gain on derivative contracts primarily due to the recent decline in natural gas prices.

	Three Months Ended September 30,		Increase (Decrease)
In thousands (except per unit and per Mcfe amounts)	2006	2005
Net income (loss)	$52,656	$(36,424)	$89,080
Oil and gas sales	196,439	81,447	114,992
Expenses:
Production:
Lease operating	17,594	10,276	7,318
Workover and other	2,720	941	1,779
Taxes other than income	15,739	6,405	9,334
Gathering, transportation and other	5,178	515	4,663
General and administrative:
General and administrative	12,132	5,782	6,350
Stock-based compensation	3,173	780	2,393
Depletion, depreciation and amortization:
Depletion—Full cost	88,468	22,184	66,284
Depreciation—Other	331	214	117
Accretion expense	413	332	81
Net gain (loss) on derivative contracts:	68,048	(83,585)	151,633
Interest expense and other	(35,870)	(9,923)	(25,947)
Income tax (provision) benefit	(30,213)	23,066	(53,279)

Production:
Natural Gas—Mmcf	21,871	6,103	15,768
Crude Oil—Mbbl	797	488	309
Natural Gas Equivalent—Mmcfe	26,652	9,032	17,620
Daily Production—Mmcfe	290	98	192

Average price per unit(1):
Gas price per Mcf	$6.52	$8.47	$(1.95)
Oil price per Bbl	67.42	60.87	6.55
Equivalent per Mcfe	7.37	9.02	(1.65)

Average cost per Mcfe:
Production:
Lease operating	0.66	1.14	(0.48)
Workover and other	0.10	0.10	—
Taxes other than income	0.59	0.71	(0.12)
Gathering, transportation and other	0.19	0.06	0.13
General and administrative:
General and administrative	0.46	0.64	(0.18)
Stock-based compensation	0.12	0.09	0.03
Depletion expense	3.32	2.46	0.86

(1)	Amounts exclude the impact of cash paid on settled contracts as we did not elect to apply hedge accounting.

For the three months ended September 30, 2006, oil and gas sales increased $115.0 million from the comparable period in 2005, to $196.4 million. The increase for the three months is primarily attributable to an increase in production volumes from the closing of the KCS merger in July 2006 as well as the acquisition of Mission in July 2005 and the North Louisiana Acquisitions in January 2006. This increase in production was partially offset by a decrease in our realized natural gas equivalent price of $1.65, or 18.3%, which decreased revenues approximately $44.0 million.

Lease operating expenses increased $7.3 million for the three months ended September 30, 2006 as compared to the same period in 2005. This increase is primarily due to the increase in overall production of 17.6 Bcfe as a result of our recent acquisition activities and our continued drilling success. On a per unit basis, lease operating expenses decreased $0.48 per Mcfe to $0.66 per Mcfe as compared to $1.14 per Mcfe for the same period in 2005. The decrease on a per unit basis is primarily due to our continued cost control efforts to lower our lease operating expenses. We continue to identify divestment prospects which tend to be outlying properties, properties that are not in our core focus areas, or those properties that are deemed to be higher cost, such as the offshore properties that we acquired from Mission in July 2005 and divested in 2006. Also contributing to the decrease on a per unit basis was our acquisition of lower cost properties from KCS and properties we acquired in the North Louisiana Acquisitions.

Taxes other than income increased $9.3 million for the three months ended September 30, 2006 as compared to the same period in 2005 due to a corresponding increase in oil and gas revenues. The largest portion of taxes other than income are production and severance taxes which are generally assessed as a percentage of gross oil and natural gas sales. On a per unit basis, taxes other than income decreased $0.12 per Mcfe to $0.59 per Mcfe in 2006 as compared to $0.71 per Mcfe during the same period in 2005. As a percentage of oil and gas sales, taxes other than income were approximately eight percent for both periods.

General and administrative expenses for the three months ended September 30, 2006 increased $6.4 million to $12.1 million compared to the same period in 2005. This increase was primarily due to the acquisition of KCS in July of 2006 which increased compensation and other costs associated with increased staffing levels to meet the demands of our expanding operations. General and administrative expenses have decreased significantly on a per Mcfe basis from $0.64 per Mcfe for the three months ended September 30, 2005 to $0.46 per Mcfe for the comparable period of 2006 as production increases have outpaced our administrative expenses. As previously discussed, we intend to concentrate our activities in our core operating areas and exploit our multi-year drilling inventory. Operating in concentrated areas helps us to better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production. Our strategy of targeting our operations in relatively focused areas permits us to more efficiently capitalize on our base of geological, engineering and production experience in these regions.

Stock-based compensation increased $2.4 million for the three months ended September 30, 2006 as compared to the same period in 2005. This increase is primarily related to additional stock options and restricted stock grants assumed as part of the acquisition of KCS in July of 2006, as well as the stock options and restricted stock grants given to employees and non-employee directors in the third quarter of 2006.

Depletion expense increased $66.3 million, to $88.5 million for the three months ended September 30, 2006 as compared to the same period in 2005. Depletion for oil and gas properties is calculated using the unit of production method, which amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased $0.86 per Mcfe to $3.32 per Mcfe. This increase is primarily due to the acquisition of KCS in July of 2006, the North Louisiana Acquisitions in January of 2006 and the acquisition of Mission in July of 2005, as well as an increase in our estimated future development costs which are a significant component of the depletion calculation.

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil and gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations. At September 30, 2006, we had a net derivative asset of $27.3 million and recorded an unrealized net derivative gain of $68.0 million ($0.7 million cash paid on settled contracts) for the three months ended September 30, 2006 compared to a net derivative loss of $83.6 million in the prior year. The increase in our net derivative gain over the prior year period is due to the decrease in commodity prices, primarily the decline in natural gas prices in July.

Interest expense and other for the three months ended September 30, 2006 increased $25.9 million from the same period in 2005. This increase is primarily due to the additional debt we incurred in conjunction with the acquisition of KCS in July of 2006, the acquisition of Mission in July of 2005 and the closing of the North Louisiana Acquisitions in January of 2006, as well as premiums paid to extinguish previously assumed Mission debt.

Income tax expense for the three months ended September 30, 2006 increased $53.3 million from the prior year. The increase in income tax expense from prior year is primarily due to our pre-tax income of $82.9 million in 2006 compared to a pre-tax net loss of $59.5 million in 2005. The effective tax rates for the three months ended September 30, 2006 and 2005 were 36.5% and 38.8%, respectively. The decrease in our effective tax rate from the prior year is primarily due to changes in state apportionment percentages due to the merger of KCS properties with historical Petrohawk properties. Offsetting this decrease was an increase in the Company’s effective tax rate for the recognition of a change in the Texas state income tax rate due to a change in the tax law. In May 2006, the State of Texas enacted substantial changes to its tax structure beginning in 2007 by imposing a new tax based upon modified gross revenue referred to as the “Margin Tax.” We determined the “Margin Tax” to be an income tax as defined under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Results of Operations

Nine Months Ended September 30, 2006 and 2005

We reported net income of $90.5 million for the nine months ended September 30, 2006 compared to a net loss of $52.9 million for the comparable period in 2005. The increase in net income of $143.3 million from prior year was primarily driven by an increase in sales volumes due to our acquisition activities, as well as a $215.1 million net increase in our gain on derivative contracts primarily due to the recent decline in natural gas prices.

	Nine Months Ended September 30,		Increase (Decrease)
In thousands (except per unit and per Mcfe amounts)	2006	2005
Net income (loss)	$90,448	$(52,878)	$143,326
Oil and gas sales	385,859	149,957	235,902
Expenses:
Production:
Lease operating	40,460	19,826	20,634
Workover and other	5,210	2,180	3,030
Taxes other than income	30,346	10,842	19,504
Gathering, transportation and other	9,314	1,135	8,179
General and administrative:
General and administrative	25,883	13,258	12,625
Stock-based compensation	5,041	3,003	2,038
Depletion, depreciation and amortization:
Depletion—Full cost	162,161	44,087	118,074
Depreciation—Other	869	435	434
Accretion expense	1,090	716	374
Net gain (loss) on derivative contracts:	94,495	(120,568)	215,063
Interest expense and other	(55,865)	(20,306)	(35,559)
Income tax (provision) benefit	(53,667)	33,521	(87,188)

Production:
Natural Gas—Mmcf	38,850	13,089	25,761
Crude Oil—Mbbl	1,962	984	978
Natural Gas Equivalent—Mmcfe	50,622	18,994	31,628
Daily Production—Mmcfe	185	70	115

Average price per unit(1):
Gas price per Mcf	$6.64	$7.34	$(0.70)
Oil price per Bbl	64.96	54.46	10.50
Equivalent per Mcfe	7.62	7.88	(0.26)

Average cost per Mcfe:
Production:
Lease operating	0.80	1.04	(0.24)
Workover and other	0.10	0.11	(0.01)
Taxes other than income	0.60	0.57	0.03
Gathering, transportation and other	0.18	0.06	0.12
General and administrative:
General and administrative	0.51	0.70	(0.19)
Stock-based compensation	0.10	0.16	(0.06)
Depletion expense	3.20	2.32	0.88

(1)	Amounts exclude the impact of cash paid on settled contracts as we did not elect to apply hedge accounting.

For the nine months ended September 30, 2006, oil and gas sales increased $235.9 million from the comparable period in 2005, to $385.9 million. The increase for the nine months is primarily attributable to an increase in production volumes of 31.6 Bcfe from the closing of the KCS merger in July of 2006 as well as the acquisition of Mission in July of 2005 and the North Louisiana Acquisitions in January of 2006. This increase in production was partially offset by a decrease in our realized natural gas equivalent price of $0.26, or 3.3%, which decreased revenues approximately $13 million.

Lease operating expenses increased $20.6 million for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase is primarily due to the increase in overall production of 31.6 Bcfe as a result of our recent acquisition activities and our continued drilling success. On a per unit basis, lease operating expenses decreased $0.24 per Mcfe to $0.80 per Mcfe as compared to $1.04 per Mcfe for the same period in 2005. The decrease on a per unit basis is primarily due to our continued cost control efforts to lower our lease operating expenses. We continue to identify divestment prospects which tend to be outlying properties, properties that are not in our core focus areas, or those properties that are deemed to be higher cost, such as the offshore properties that we acquired from Mission in July of 2005 and divested in 2006. Also contributing to the decrease on a per unit basis was our acquisition of lower cost properties from KCS and properties we acquired in the North Louisiana Acquisitions.

Taxes other than income increased $19.5 million for the nine months ended September 30, 2006 as compared to the same period in 2005 due to a corresponding increase in oil and gas revenues. The largest portion of taxes other than income are production and severance taxes which are generally assessed as a percentage of gross oil and natural gas sales. On a per unit basis, taxes other than income increased $0.03 per Mcfe to $0.60 per Mcfe in 2006 as compared to $0.57 per Mcfe during the same period in 2005. As a percentage of oil and gas sales, taxes other than income were approximately eight percent and seven percent for the nine months ended September 30, 2006 and 2005, respectively.

General and administrative expenses for the nine months ended September 30, 2006 increased $12.6 million to $25.9 million compared to the same period in 2005. This increase was primarily due to the acquisition of KCS in July of 2006 which increased compensation and other costs associated with increased staffing levels to meet the demands of our expanding operations. General and administrative expenses have decreased significantly on a per Mcfe basis from $0.70 per Mcfe for the nine months ended September 30, 2005 to $0.51 per Mcfe for the comparable period of 2006 as production increases have outpaced our administrative expenses. Operating in concentrated areas helps us to better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production. Our strategy of targeting our operations in relatively focused areas permits us to more efficiently capitalize on our base of geological, engineering and production experience in these regions.

Stock-based compensation increased $2.0 million for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase is primarily related to additional stock options and restricted stock grants assumed as part of the acquisition of KCS in July of 2006, as well as the stock options and restricted stock grants given to employees and non-employee directors during 2006.

Depletion expense increased $118.1 million to $162.2 million for the nine months ended September 30, 2006 as compared to the same period in 2005. Depletion for oil and gas properties is calculated using the unit of production method, which amortizes the capitalized costs associated with the evaluated properties based on the ratio of production volume for the current period to total remaining reserve volumes for the evaluated properties. On a per unit basis, depletion expense increased $0.88 per Mcfe to $3.20 per Mcfe. This increase is primarily due to the acquisition of KCS in July of 2006, the North Louisiana Acquisitions in January of 2006 and the acquisition of Mission in July of 2005, as well as an increase in our estimated future development costs which are a significant component of the depletion calculation.

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil and gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations. At September 30, 2006, we had a net derivative asset of $27.3 million and recorded an unrealized net derivative gain of $94.5 million ($11.8 million cash paid on settled contracts) for the nine months ended September 30, 2006 compared to a net derivative loss of $120.6 million in the prior year. The increase in our net derivative gain in the current year over the prior year is due to the decrease in commodity prices, primarily the decline in natural gas prices in July.

Interest expense and other for the nine months ended September 30, 2006 increased $35.6 million from the same period in 2005. This increase is primarily due to the additional debt we incurred in conjunction with the acquisition of KCS in July of 2006, the acquisition of Mission in July of 2005 and the closing of the North Louisiana Acquisitions in January of 2006, as well as premiums paid to extinguish previously assumed Mission debt.

Income tax expense for the nine months ended September 30, 2006 increased $87.2 million from the prior year. The increase from prior year is primarily due to our pre-tax income of $144.1 million in 2006 compared to a pre-tax net loss of $86.4 million in 2005. The effective tax rates for the nine months ended September 30, 2006 and 2005 were 37.2% and 38.8%, respectively. The decrease in our effective tax rate from prior year is primarily due to changes in state apportionment percentages due to the merger of KCS properties with historical Petrohawk properties. Offsetting this decrease was an increase in the Company’s effective tax rate for the recognition of a change in the Texas state income tax rate due to a change in the tax law.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Consolidated Financial Statements Note 1, Financial Statement Presentation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks including energy commodity price risk. Management expects energy prices to remain volatile and unpredictable. If energy prices were to decline significantly, revenues and cash flow would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. In addition, a noncash writedown of our oil and gas properties could be required under full cost accounting rules if prices were to decline significantly. We have designed our hedging policy to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we utilize include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments that we may utilize is governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production and provide only partial price protection against declines in oil and gas prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil and gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges. Please refer to Item 1. Consolidated Financial Statements Note 7, Derivative Activities for additional information.

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and ABR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At September 30, 2006, total debt was $1.4 billion, of which approximately 74.3%, or $1.0 billion, bears interest at a weighted average fixed interest rate of 8.6% per year. The remaining 25.7% of our total debt balance at September 30, 2006, or $363.0 million, bears interest at floating or market interest rates that at our option are tied to prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2006, the interest rate on our variable rate debt was 6.6% per year. If the balance of our bank debt at September 30, 2006 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.6 million per quarter.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the KCS merger, the Company assumed by operation of law all liabilities of KCS, including the 2012 Notes, which were originally issued by KCS in April 2004. U.S. Bank National Association served as Trustee under the indenture governing the 2012 Indenture from and after the date of issuance until October 13, 2006 when the Company believes it resigned. The Company intends to exercise its rights under the 2012 Indenture to appoint a successor trustee.

Prior to the merger, the Company carefully considered the Change of Control provisions of the 2012 Indenture and, at the consummation of the merger, the Company concluded that the transaction did not trigger a Change of Control based upon the facts and the specific language of the 2012 Indenture. Consequently, the Company did not make a Change of Control Offer within 30 days of the merger.

On September 15, 2006, The Law Debenture Company of New York filed suit in the Court of Chancery of the State of Delaware, New Castle County, against the Company, its board of directors, certain of its officers, KCS and certain former members of the board of directors and past management of KCS, based on the assertion that a Change of Control occurred as a consequence of the Company’s merger with KCS and requesting, among other things, that the Company offer to repurchase the 2012 Notes at 101% face value. On October 9, 2006, the Company received a letter from Law Debenture alleging default on the basis of the Company’s failure to make a Change of Control Offer. The Company does not believe that Law Debenture has been validly appointed Trustee and, therefore, believes that any action purportedly taken by Law Debenture in such capacity is invalid and without effect. In addition, the Company has never received a valid Notice of Default, as required by the 2012 Indenture. The Company intends to vigorously defend itself against these claims and to aggressively pursue all legal remedies available to it.

On October 2, 2006, the Company deposited a regular semi-annual interest payment on the 2012 Notes with its paying agent, The Bank of New York Trust Company, N.A., to be held in trust for payment on the 2012 Notes. In disregard of that trust, without any notice to the Company, and lacking authorization or entitlement of any kind, Law Debenture instructed the Company’s paying agent to deduct $1.2 million from that deposit for the use of Law Debenture for its own fees, costs and expenses. This action effectively reduced interest payments to all holders by $1.2 million.

The Company believes that Law Debenture’s actions are unlawful, and has filed an action in the United States District Court for the Southern District of New York asserting claims for conversion and tortious interference and asking the court to impose a constructive trust in favor of the Company. The Company seeks relief including the return of monies diverted by Law Debenture, an award of restitution and damages (including punitive damages) and such other relief as the court deems just, equitable and proper.

Item 1A. Risk Factors

The following revised risk factors amend and supplement the Company’s risk factors as disclosed in Item 1A of Part I of the Company’s 2005 Form 10-K:

We may not be able to successfully integrate the businesses of Petrohawk and KCS following the KCS merger.

The success of the KCS merger depends in large part upon our ability to integrate our organizations, operations, systems and personnel. The integration of two previously independent companies is a challenging, time-consuming and costly process. We have grown rapidly through recent acquisitions and will be required to integrate our recent acquisitions with KCS. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with suppliers, customers and employees or to achieve the anticipated benefits of the KCS merger. In addition, successful integration of the companies will require the dedication of significant management resources, which will temporarily detract attention from the day-to-day businesses of the combined company. It we are not able to integrate our organizations, operations, systems and personnel in a timely and efficient manner, the anticipated benefits of the KCS merger may not be realized fully or at all or may take longer to realize than expected.

We may be required to take non-cash asset writedowns if natural gas and oil prices decline.

We may be required under full cost accounting rules to write down the carrying value of natural gas and oil properties if natural gas and oil prices decline or if there are substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results.

We utilize the full cost method of accounting for natural gas and oil exploration and development activities. Under full cost accounting, we are required by SEC regulations to perform a ceiling test each quarter. The ceiling test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of natural gas and oil properties that is equal to the expected after tax present value (discounted at 10%) of the future net cash flows from proved reserves, including the effect of cash flow hedges, calculated using prevailing natural gas and oil prices on the last day of the period or a subsequent higher price under certain limited circumstances. If the net book value of natural gas and oil properties (reduced by any related net deferred income tax liability and asset retirement obligation) exceeds the ceiling limitation, SEC regulations require us to impair or “writedown” the book value of our natural gas and oil properties. Depending on the magnitude, a ceiling test writedown could significantly reduce income, or produce a loss. As ceiling test computations involve the prevailing natural gas and oil prices, as of a fixed date, it is impossible to predict the likelihood, timing and magnitude of any future impairments. The book value of our proved natural gas and oil properties increased in 2005 and during 2006 as a function of higher acquisition, exploration and development costs and the increase in future development costs associated with additional reserves. To the extent finding and development costs continue to increase, we will become more susceptible to ceiling test writedowns in lower price environments.

Our results of operations could be adversely affected as a result of non-cash goodwill impairments.

In conjunction the recording of the KCS purchase price allocation, we recorded goodwill which represents the excess of the purchase price paid by us for KCS plus liabilities assumed, including deferred taxes recorded in connection with the KCS merger, over the estimated fair market value of the tangible net assets acquired.

Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair value based test. Goodwill is deemed impaired to the extent of any excess of its carrying amount over the residual fair value of the business. Such non-cash impairment could significantly reduce earnings during the period in which the impairment occurs, and would result in a corresponding reduction to goodwill and stockholders’ equity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on July 12, 2006 in Houston, Texas for the purpose of voting on five proposals, all of which were approved. The first of those proposals related to the election of individuals to serve as Class II directors of Petrohawk until their successors are duly elected or until their earlier death, resignation or removal.

1. The three directors elected and the tabulation of votes (both in person and by proxy) was as follows:

Nominees For Directors	Votes For	Withheld
Robert C. Stone, Jr.	63,589,661	3,522,887
James L. Irish III	65,591,910	1,520,638
Herbert C. Williamson, III	66,624,323	488,225

Pursuant to the KCS merger, the following individuals were Petrohawk directors as of July 12, 2006: Floyd C. Wilson; James L. Irish, III; Robert C. Stone, Jr.; Tucker S. Bridwell; Thomas R. Fuller; James W. Christmas; Gary A. Merriman; Robert G. Raynolds and Christopher A. Viggiano.

2. The second proposal upon which Petrohawk’s stockholders voted was to approve and adopt the Amended and Restated Agreement and Plan of Merger effective April 20, 2006 by and between Petrohawk and KCS Energy, Inc. and the transactions contemplated therein, including the issuance of shares of common stock, par value $.001 per share, of Petrohawk in the merger. The tabulation of votes (both in person and by proxy) on the second proposal was a follows:

For	Against	Abstain	Broker Non-Votes
54,405,735	151,481	28,426	12,435,974

3. The third proposal upon which our stockholders voted was to approve the amendment of Petrohawk’s Certificate of Incorporation to increase the number of authorized shares of common stock from 125 million to 300 million shares. The tabulation of votes (both in person and by proxy) on the third proposal was a follows:

For	Against	Abstain	Broker Non-Votes
53,449,703	1,086,538	49,401	12,435,974

4. The fourth proposal upon which Petrohawk’s stockholders voted was to amend Petrohawk’s Second Amended and Restated 2004 Employee Incentive Plan to increase the number of authorized shares of common stock under the plan from 4.25 million to 7.05 million. The tabulation of votes (both in person and by proxy) on the fourth proposal was a follows:

For	Against	Abstain	Broker Non-Votes
50,753,936	2,619,745	1,211,960	12,435,975

5. The fifth and final proposal upon which Petrohawk’s stockholders voted was to amend Petrohawk’s Second Amended and Restated Non-Employee Directors Incentive Plan to increase the number of authorized shares of common stock under the plan from 400,000 shares to 600,000 shares. The tabulation of votes (both in person and by proxy) on the fifth proposal was as follows:

For	Against	Abstain	Broker Non-Votes
50,617,335	2,757,570	1,210,736	12,435,975

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are included as exhibits to this Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 3, 2005 (and as amended through June 8, 2005), by and among Petrohawk Energy Corporation, Petrohawk Acquisition Corporation, and Mission Resources Corporation (Incorporated by reference to Annex A of our Registration Statement on Form S-4/A filed on June 22, 2005).

2.2	Agreement and Plan of Merger, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Ronald W. Crosby and Paige L. Crosby (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 24, 2004).

2.3	Agreement and Plan of Mergers, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on November 24, 2004).

2.4	Amendment to Agreement and Plan of Mergers among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby, dated October 26, 2004 (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed on November 24, 2004).

2.5	Stock Purchase Agreement among Winwell Resources, Inc. and all of its Shareholders, as Sellers, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 20, 2005).

2.6	Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed December 20, 2005).

2.7	First Amendment to Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, effective as of December 14, 2005 (Incorporated by reference to Exhibit 2.7 to our Annual Report on Form 10-K filed March 14, 2006).

2.8	Assignment Agreement between Petrohawk Properties, L.P. and Petrohawk Energy Corporation effective January 27, 2006 (Incorporated by reference to Exhibit 2.8 to our Annual Report on Form 10-K filed March 14, 2006).

2.9	Purchase and Sale Agreement executed January 14, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalties, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2005).

2.10	Amendment to Purchase and Sale Agreement executed on February 15, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalty, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on March 3, 2005).

Exhibit No.	Description
2.11	Stock Purchase Agreement dated February 4, 2005 by and among Petrohawk Energy Corporation and Proton Oil & Gas Corporation, et al (Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on March 3, 2005).

2.12	Purchase and Sale Agreement between Petrohawk Energy Corporation and Petrohawk Properties, LP, together, as Seller, and Northstar GOM, LLC, as Buyer, dated February 3, 2006 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 9, 2006).

2.13	Amended and Restated Agreement and Plan of Merger executed as of May 16, 2006, and effective as of April 20, 2006 by and among KCS Energy, Inc., Petrohawk Energy Corporation and Hawk Nest Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed May 18, 2006).

3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.4	Certificate of Designation of Petrohawk Energy Corporation’s 8% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 of our Form S-8 filed on July 29, 2004).

3.5	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).

3.6	Certificate of Designation, Preferences, Rights and Limitations of Series B 8% Automatically Convertible Preferred Stock of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on November 24, 2004).

3.7	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

4.1	Form of Warrant Agreement covering warrants issued to employees as employment inducements (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10-K filed on March 26, 2004).

4.2	Form of Warrant Agreement with suppliers, service providers, and other third parties (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Annual Report for the year ended December 31, 2003 Form 10-K filed on March 26, 2004).

4.3	Warrant Agreement between Beta and its preferred shareholders, including Warrant Certificates A and B (Incorporated by reference to Exhibit 4.1 of Beta Oil & Gas, Inc.’s Form 8-K filed on July 3, 2001).

4.4	Registration Rights Agreement, dated November 23, 2004, between Petrohawk Energy Corporation and Friedman, Billings, Ramsey & Co., Inc., for the benefit of the holders of Series B Automatically Convertible Preferred Stock (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed on November 24, 2004).

4.5	Registration Rights Agreement, dated May 25, 2004, between Petrohawk Energy Corporation and PHAWK LLC (Incorporated by reference to Exhibit 4.11 of our Form S-3 filed on December 1, 2004).

4.6	Registration Rights Agreement dated April 1, 2005 among Petrohawk Energy Corporation and the parties set forth on Exhibit A (North Sound Legacy International Ltd., North Sound Legacy Institutional Fund, LLC, and North Sound Legacy Fund LLC) of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.6 of our Form 10-Q filed on May 12, 2005).

Exhibit No.	Description
4.7	Registration Rights Agreement dated April 1, 2005 among Petrohawk Energy Corporation and the parties set forth on Exhibit A (GLG North American Opportunity Fund) of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.12 to our Form S-3/A filed on July 14, 2005).

4.8	Registration Rights Agreement dated April 4, 2005 among Petrohawk Energy Corporation and the parties set forth on Exhibit A (Provident Premier Master Fund Ltd.) of the Registration Rights Agreement (Incorporated by reference to Exhibit 4.13 to our Form S-3/A filed on July 14, 2005).

4.9	Registration Rights Agreement, dated February 1, 2006, among Petrohawk Energy Corporation, Lehman Brothers Inc. and Friedman, Billings, Ramsey & Co., Inc. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed on February 1, 2006).

4.10	Registration Rights Agreement, dated April 1, 2004, by and among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, Merill Lynch, Pierce, Fenner & Smith, Incorporated, Jefferies & Company, Inc., Harris Nesbitt Corp., Banc One Capital Markets, Inc., and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.2 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2004).

4.11	Registration Rights Agreement, dated April 8, 2005, among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, J. P. Morgan Securities Inc., Harris Nesbitt Corp., BNP Paribas Securities Corp. and Greenwich Capital Markets, Inc. (Incorporated by reference to Exhibit 10.2 of KCS Energy, Inc.’s Current Report on Form 8-K filed April 11, 2005).

4.12	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to Petrohawk Energy Corporation’s 9 7/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004).

4.13	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005).

4.14	Second Supplemental Indenture dated as of July 12, 2006, among Petrohawk Energy Corporation, as successor by merger to Mission Resources Corporation, the parties named therein as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on July 17, 2006).

4.15	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.’s 7 1/8% senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.’s Quarterly Report on
Form 10-Q filed n May 10, 2004).

4.16	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.’s Form 8-K filed on April 11, 2005).

4.17	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed July 17, 2006).

4.18	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed July 17, 2006).

Exhibit No.	Description
4.19	Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to Petrohawk Energy Corporation’s 9 1/8% senior notes due 2013 (Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed July 17, 2006).

4.20	First Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed July 17, 2006).

4.21	Registration Rights Agreement dated July 12, 2006 among Petrohawk Energy Corporation, the Guarantors named therein, and the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-4 filed September 1, 2006)

4.22	Registration Rights Agreement dated July 12, 2006 among Petrohawk Energy Corporation, the Guarantors named therein, and the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4 filed September 1, 2006).

10.1	Form of Voting Agreement for certain officers of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 21, 2006).

10.2	Form of Voting Agreement for certain officers of KCS Energy, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 21, 2006).

10.3	Form of Non-Solicitation Agreement for certain officers of KCS Energy, Inc. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 21, 2006)

10.4	Second Amended and Restated Senior Revolving Credit Agreement dated July 12, 2006, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas, as administrative agent for the lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc., as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp., as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 17, 2006).

10.5	Amended and Restated Guarantee and Collateral Agreement dated July 12, 2006, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed July 17, 2006).

10.6	First Amendment to Second Amended and Restated Senior Revolving Credit Agreement, dated as of July 12, 2006, between Petrohawk Energy Corporation, each of the lenders from time to time party thereto, BNP Paribas, as administrative agent for the lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc. as co-syndication agents for the lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp. as co-documentation agents for the lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2006).

10.7	First Amendment to the Petrohawk Energy Corporation Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed August 9, 2006).

10.8	First Amendment to the Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed August 9, 2006).

10.9	KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit (10)iii to KCS Energy, Inc.’s Annual Report on Form 10-K filed April 2, 2001), as amended by the Amendment to the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.4 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

Exhibit No.	Description
10.10	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.6 of KCS Energy, Inc’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.11	Form of Directors Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.7 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.12	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.8 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.13	Form of Restricted Stock Award Agreement (with accelerated vesting provision) under 2001 KCS Energy, Inc. Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.9 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.14	KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 4.8 to KCS Energy, Inc’s Registration Statement on Form S-8 (File No. 333-125690) filed June 10, 2005), as amended by the First Amendment to KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.1 to KCS Energy, Inc.’s Current Report on Form 8-K filed May 19, 2005).

10.15	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan and related Stock Option Exercise Agreement (Incorporated by reference to Exhibit 10.3 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.16	Form of Supplemental Stock Option Agreement for Non-Employee Directors under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.4 of KCS Energy, Inc’s Current Report on Form 8-K filed June 16, 2005).

10.17	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (without accelerated vesting provision) and related Restricted Stock Award Certificate (Incorporated by reference to Exhibit 10.5 of KCS Energy, Inc’s Current Report on Form 8-K filed June 16, 2005).

10.18	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (with accelerated vesting provision) and related Restricted Stock Award Certificate (Incorporated by reference to Exhibit 10.6 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.19*	Form of Amended and Restated Performance Share Award Certificate under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (the attached Form of Amended and Restated Performance Share Award Certificate supersedes the Form of Amended and Restated Performance Share Award Certificate attached as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed August 9, 2006).

10.20	Form of Amendment to Restricted Stock Agreement under the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.5 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.21	Form of Amendment to Supplemental Stock Option Agreement under KCS Energy, Inc.’s 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.5 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROHAWK ENERGY CORPORATION

Date: November 2, 2006	By:	/s/ FLOYD C. WILSON
Floyd C. Wilson Chairman of the Board, President and Chief Executive Officer

	By:	/s/ SHANE M. BAYLESS
Shane M. Bayless Executive Vice President, Chief Financial Officer and Treasurer

	By:	/s/ MARK J. MIZE
Mark J. Mize Vice President, Chief Accounting Officer and Controller