Form 10-K/A
period 2006-12-31
PETROHAWK ENERGY CORP
filed 2007-04-30
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

(832) 204-2700

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	New York Stock Exchange (NYSE)

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

As of April 16, 2007, there were 168,907,468 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Petrohawk Energy Corporation (hereinafter referred to as Petrohawk, the Company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on February 28, 2007 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (SEC) subsequent to the filing of the Original Report.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and the form of our current code of ethics for CEO and senior financial officers. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors and its Committees

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our bylaws specify that we shall not have less than one nor more than eleven directors. Our board currently has nine (9) members. Under our bylaws, each director holds office until the annual stockholders’ meeting at which such director’s class is up for re-election and until the director’s successor is duly elected and qualified, or until such director’s earlier death, resignation or removal. Our certificate of incorporation provides that our board of directors is classified into three classes: Class I, Class II and Class III, each class being a three year term of office.

The following table sets forth the names and ages of our directors, the positions and offices with us held by such persons, the terms of their office and the length of their continuous service as a director:

Name	Director Since	Age	Position	Expiration of Term
Floyd C. Wilson	May 2004	60	Chairman of the Board, President and Chief Executive Officer	2008
James W. Christmas	July 2006	59	Vice Chairman of the Board	2009
Tucker S. Bridwell	May 2004	55	Director	2008
Thomas R. Fuller	March 2006	59	Director	2007
James L. Irish III	May 2004	62	Director	2009
Gary A. Merriman	July 2006	52	Director	2008
Robert G. Raynolds	July 2006	55	Director	2007
Robert C. Stone, Jr.	September 2000	58	Director	2009
Christopher A. Viggiano	July 2006	53	Director	2007

Floyd C. Wilson has served as Chairman of the Board, President and Chief Executive Officer since May 25, 2004. Prior to joining us, Mr. Wilson was President of PHAWK, LLC from its formation in June 2003 until May 2004. Mr. Wilson was the Chairman and Chief Executive Officer of 3TEC Energy Corporation from August 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Wilson founded W/ E Energy Company L.L.C., formerly known as 3TEC Energy Company L.L.C. in 1998 and served as its President until August 1999. Prior to his involvement with 3TEC, Mr. Wilson founded Hugoton Energy Corporation in 1987, and served as its Chairman, President and Chief Executive Officer. In 1994, Hugoton completed an initial public offering and was merged into Chesapeake Energy Corporation in 1998. Mr. Wilson began his career in the energy business in Houston, Texas in 1970 as a completion engineer. He moved to Wichita, Kansas in 1976 to start an oil and gas operating company, one of several private energy ventures which preceded the formation of Hugoton Energy Corporation.

James W. Christmas became Vice Chairman of the Board on July 12, 2006, in conjunction with our merger with KCS Energy, Inc. (“KCS”). Mr. Christmas served as Chairman of the Board and Chief Executive Officer of KCS from April 2003 until the merger, and as a director of KCS since 1988. From 1988 until April 2003, Mr. Christmas served as President and Chief Executive Officer of KCS.

Tucker S. Bridwell has served as a director since May 25, 2004. Mr. Bridwell has been the President of Mansefeldt Investment Corporation and the Dian Graves Owen Foundation since September 1997 and manages investments in both entities. He has been in the energy business in various capacities for over 25 years. Mr. Bridwell served as chairman of First Permian, LLC from 2000 until its sale to Energen Corporation in April 2002. He is a certified public accountant and holds B.B.A. and M.B.A. degrees from Southern Methodist University. Mr. Bridwell is also a director of First Financial Bankshares, Inc. and Concho Resources, Inc.

Thomas R. Fuller has served as a director since March 6, 2006. Mr. Fuller is a principal with Diverse Energy Management Co., a private upstream acquisition, drilling and production company which also invests in other energy-related companies. He has been a principal with the Diverse group of companies since December 1988. Mr. Fuller has over 30 years of experience in the energy and financing industries and is a Registered Professional Engineer in Texas. Mr. Fuller received degrees from the University of Wyoming and the Louisiana State University School of Banking of the South.

James L. Irish III has served as a director since May 25, 2004. Mr. Irish served as a director of 3TEC Energy Corporation from 2002 until June 2003. Mr. Irish is currently senior counsel with Thompson & Knight LLP, a Texas based law firm. Mr. Irish has been an attorney with Thompson & Knight LLP serving in various capacities, including Managing Partner, since 1969. His practice has primarily included the representation of insurance companies, pension plan managers, foundations, banks and other financial institutions and managers with respect to their equity and debt oil and gas investments. Mr. Irish has also represented energy companies in connection with project financings, joint ventures, public offerings and similar matters.

Gary A. Merriman became a director on July 12, 2006 in conjunction with our merger with KCS. Mr. Merriman served as a director of KCS since April 2005. Mr. Merriman retired from Conoco Inc. in 2002, where he had been employed since 1976. While at Conoco, Mr. Merriman held a number of positions including, from 1999 to 2002, President of Exploration and Production for Conoco in the Americas. Prior to that, he was General Manager for Conoco’s Refining and Marketing Rocky Mountain Region from 1997 to 1999, President of Conoco Indonesia from 1995 to 1997 and General Manager of North Sea Operations for Conoco UK Limited from 1992 to 1995. Mr. Merriman has over 27 years of international and domestic experience in all aspects of the oil and gas business.

Robert G. Raynolds became a director on July 12, 2006 in conjunction with our merger with KCS. Mr. Raynolds served as a director of KCS since 1995 and was the lead outside director of KCS since 2003. He has been an independent consulting geologist for several major and independent oil and gas companies since 1992 and was a geologist with Amoco Production Company from 1983 until 1992.

Robert C. Stone, Jr. has served as a director since September 2000. Currently, Mr. Stone serves as Senior Vice President/Manager of Energy Lending at Whitney National Bank in New Orleans, Louisiana and has been employed there since 2000. Prior to this position, Mr. Stone was Manager of Energy Technical Services, Energy/Maritime Division at Hibernia National Bank from 1998 to 2000 that included evaluation responsibilities for all syndicated and direct lending E&P segment clients. Mr. Stone has held senior management positions in energy banking for over 20 years, with emphasis on small-cap, public and private producers. His experience includes underwriting and managing senior debt, mezzanine and private equity to the independent sector. He began his banking career as an engineer with First National Bank of Commerce in New Orleans in 1983 after working in various engineering positions with Exxon Company, U.S.A. for seven years. He was also a Founding Governor of the City Energy Club of New Orleans and is involved with many civic organizations in New Orleans where he still resides. Mr. Stone holds both a B.S. and M.S. in Engineering from the University of Houston.

Christopher A. Viggiano became a director on July 12, 2006 in conjunction with our merger with KCS. Mr. Viggiano served as a director of KCS since 1988. He has been President, Chairman of the Board and majority owner of O’Bryan Glass Corp., Queens, New York since December 1991. He is a Certified Public Accountant.

Committees of the Board

Our board has four standing committees: audit, compensation, nominating and corporate governance, and reserves.

Audit Committee. The members of our audit committee are: James L. Irish III, Tucker S. Bridwell, Robert C. Stone, Jr., and Christopher A. Viggiano, with Mr. Irish serving as the chairman. Prior to our July 12, 2006 merger with KCS, our audit committee was comprised of Messrs. Irish, Bridwell and Stone, with Mr. Irish serving as the chairman. Our board has determined that all members of our audit committee are financially literate within the meaning of SEC rules, under the current listing standards of the New York Stock Exchange, or NYSE, and in accordance with our audit committee charter. Our board has also determined that all members of the audit committee are independent, within the meaning of SEC and NYSE regulations for independence for audit committee members, under our corporate governance guidelines, and in accordance with our audit committee charter, and that Mr. Stone qualifies as an “audit committee financial expert” under the NYSE rules and Item 407(d)(5) of Regulation S-K, and in accordance with our audit committee charter. In addition, prior to our listing with the NYSE on March 13, 2007, each member of our audit committee who served in fiscal year 2006 met the independence standards required for audit committee members under NASDAQ rules. Please see page 39 of this Amendment under “Item 13—Certain Relationships and Related Transactions, and Director Independence—Director Independence” for more information on how we determine the independence of our directors.

The primary functions of our audit committee are to monitor internal accounting controls and financial reporting practices, review financial statements and related information, select and retain our independent auditors, review and evaluate the performance, services, and fees of the independent auditors, pre-approve all audit and permitted non-audit services to be provided by the independent auditors, monitor the independence of the independent auditors, and produce a report for inclusion in our annual proxy statement. Our independent auditors report directly to the audit committee. Additionally, the audit committee discusses with management our earnings releases, including the use of pro-forma financial information, and the information and earnings guidance provided to analysts and rating agencies. The audit committee also reviews and discusses quarterly reports from independent auditors regarding critical accounting policies and practices, alternative treatments of financial information within generally accepted accounting principles, and other material written communications between the independent auditors and management.

Compensation Committee. The members of our compensation committee are Gary A. Merriman, Thomas R. Fuller, and Christopher A. Viggiano, with Mr. Merriman serving as the chairman. Prior to our July 12, 2006 merger with KCS, David A.B. Brown, Daniel A. Rioux and Herbert C. Williamson, III served on the compensation committee, with Mr. Brown serving as the chairman. Our board of directors has determined that each of the current members of the compensation committee is a “non-employee director” in accordance with Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “1934 Act”) and an “outside director” in accordance with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), as required in our compensation committee charter. Our board of directors has also determined that all members of the compensation committee who currently serve are independent pursuant to the NYSE rules and federal law and in accordance with our compensation committee charter. All directors who served on the compensation committee for fiscal year 2006 prior to our listing with the NYSE on March 13, 2007 had also been determined to be independent under NASDAQ rules. Our compensation committee is responsible for formulating and recommending to our board of directors the compensation to be paid to our executive officers, directors, and to produce an annual report for inclusion in our annual proxy statement. The compensation committee also administers our stock option plans, including our 1999 Incentive and Nonstatutory Stock Option Plan, 2004 Non-Employee Director Incentive Plan, and 2004 Employee Incentive Plan (as amended, the “2004 Petrohawk Plan”), and the Mission Resources Corporation 2004 Incentive Plan, the Mission Resources Corporation 1996 Stock Incentive Plan, the Mission Resources Corporation 1994 Stock Incentive Plan, the KCS Energy, Inc. 2001 Employees and Directors Stock Plan, and the KCS Energy, Inc. 2005 Employees and Directors Stock Plan (as

amended, the “2005 KCS Plan”). Please see page 11 of this Amendment under “Item 11—Executive Compensation—Compensation Discussion and Analysis—Overview of the Compensation Committee” for additional information on our compensation committee.

Nominating and Corporate Governance Committee. The members of our nominating and corporate governance committee are Thomas R. Fuller, Robert C. Stone, Jr., and Gary A. Merriman, with Mr. Fuller serving as the chairman. Prior to our July 12, 2006 merger with KCS, David A.B. Brown, Daniel A. Rioux and Herbert C. Williamson served on the nominating committee, with Mr. Rioux serving as chairman. Our board of directors has determined that all members of the nominating and corporate governance committee who currently serve are independent pursuant to the NYSE rules and federal law and in accordance with our nominating and corporate governance committee charter. In addition, prior to our listing with the NYSE on March 13, 2007, each member of the nominating and corporate governance committee who served in fiscal year 2006 (Messrs. Fuller, Stone, Merriman, Brown, Williamson and Rioux) were independent pursuant to applicable NASDAQ rules when they served on the nominating committee. The primary functions of the nominating and corporate governance committee are to recommend candidates to the board of directors as nominees for election at the annual meeting of stockholders or to fill vacancies as they may occur, and to perform an annual performance evaluation of the board of directors. This committee also reviews candidates suggested for nomination by stockholders.

Reserves Committee. The members of our reserves committee are Robert C. Stone, Jr., Robert G. Raynolds, and Thomas R. Fuller, with Mr. Stone serving as the chairman. Prior to our July 12, 2006 merger with KCS, our reserves committee was comprised of Messrs. Stone and Fuller, with Mr. Stone serving as the chairman. Our board has determined that all members of our reserves committee are independent in accordance with our reserves committee charter. Our reserves committee has been formed to assist our board with oversight in the preparation by independent petroleum engineers of annual and any special reserve reports and/or audits of the estimated amounts of our consolidated hydrocarbon reserves and related information. The reserves committee retains the independent petroleum engineers who value our hydrocarbon reserves and determines their independence from Petrohawk.

Board of Directors; Corporate Governance Matters

Corporate Governance Web Page and Available Documents. We maintain a corporate governance page on our website at www.petrohawk.com where you can find the following documents on our website:

•	our corporate governance guidelines;

•	our code of ethics for CEO and senior financial officers;

•	our code of conduct; and

•	the charters of our audit, nominating and corporate governance, and compensation committees.

We will also provide a printed copy of these documents, without charge, to those who request copies in writing from Joan Dunlap, Vice President, Investor Relations, Petrohawk Energy Corporation, 1000 Louisiana, Suite 5600, Houston, Texas 77002.

Nomination Process. Our nominating and corporate governance committee reviews possible candidates for nomination to the board of directors and recommends candidates for nomination to the board for approval. The committee and the board have adopted guidelines that describe specific traits, abilities, and experience which the committee and the board consider in selecting candidates for nomination as directors. Among the standards and qualifications the committee and the board seek are individuals of high ethical character who share our values and who possess varied backgrounds, including as chief executive officers, entrepreneurs, independent business owners, licensed attorneys, or certified public accountants. The board is expected to have some members with specialized skills in the oil and gas exploration and development industry, including individuals with strong technical backgrounds. Absent special circumstances, we are generally of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, giving us the benefit of the familiarity and insight into our affairs that directors have accumulated during their tenure, while contributing to our board’s ability to work as a collective body. Accordingly, it is the general policy of the committee to nominate qualified incumbent directors who continue to satisfy the committee’s membership criteria, whom the committee believes will continue to make important contributions to the board and who consent to stand for reelection and continue their service on the board. The nominating and corporate governance committee is responsible for assessing the appropriate mix of skills and characteristics required of directors in the context of perceived needs of the board at any given point in time and reviews and updates the criteria for nomination as they determine to be necessary.

Stockholder Nomination Process. Our nominating and corporate governance committee considers suggestions from many sources, including management, directors, and stockholders regarding possible candidates for nomination to the board of directors. Any such suggestion by a stockholder should be submitted to the nominating and corporate governance committee in writing, c/o David S. Elkouri, Secretary, at 1000 Louisiana, Suite 5600, Houston, Texas, 77002. The information should include the name and address of the stockholder suggesting the individual as they appear on our books, the number and class of shares owned beneficially and of record by the stockholder, the suggested individual’s name and address, a description of all arrangements or understandings (if any) between the stockholder and the individual being suggested for the committee’s consideration, the information about the individual being suggested that would be required to be included in a proxy statement filed with the SEC, and an indication of the individual’s willingness to be named as a nominee and to serve as a director of Petrohawk if nominated by the committee and the board. The recommendation must be accompanied by the candidate’s written consent to being named in our proxy statement as a nominee for election to the board of directors and to serving as a director, if elected. The recommendation and the director candidate’s written consent must comply with all the provisions set forth in Rule 14a-8 of the 1934 Act, and any other requirements of state law. We may also require any proposed nominee to furnish such other information as we or the committee may reasonably require to determine the eligibility of the nominee to serve as a director. Candidates who have been suggested by stockholders are evaluated by the nominating and corporate governance committee in the same manner as are other candidates. Our nominating and corporate governance committee has not previously retained a third-party search firm to identify candidates, but may do so in the future in its discretion.

Communications with the Board. Our stockholders may communicate concerns to any specific director, board committee or to the full board of directors by sending letters addressed to such directors, board committee or the full board of Petrohawk Energy Corporation at 1000 Louisiana, Suite 5600, Houston, Texas 77002, Attention: Chief Ethics Officer. The Chief Ethics Officer will then, as appropriate, forward the communication to the intended director or directors, board committee or the full board of directors. If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality such as stamping the envelope and the contents as “confidential”.

Communications with the Non-Management Directors. Interested parties may communicate concerns to the non-management members of our board of directors by sending a communication to the chairman of the audit committee, James L. Irish III, 1700 Pacific Avenue #3300, Dallas, Texas 75201. The chairman of the audit committee will then forward such communication to all of our other non-management directors.

Executive Sessions. Prior to being amended as of February 27, 2007, and for the fiscal year 2006, our corporate governance guidelines provided that the independent directors are required hold executive sessions at least twice annually with only independent directors present (in accordance with the applicable NASDAQ rules). The chairman of the audit committee was expected to preside over executive sessions. During 2006, our independent directors held four executive sessions without management present, and the chairman of the audit committee presided over each executive session. Prior to being amended as of February 27, 2007, our corporate governance guidelines also provided that non-employee directors may meet periodically in executive session without management present. The corporate governance guidelines adopted as of February 27, 2007 in connection with our listing with the NYSE currently provide that non-management directors must meet at regularly scheduled executive sessions without management, and if the group of “non-management” directors includes directors who are not independent under the NYSE rules, we must at least once a year schedule an executive session including only the independent directors.

Management

The following table sets forth the names and ages of all of our executive officers and certain other significant employees, the positions and offices with us held by such persons, the terms of their office and the length of their continuous service as an executive officer or significant employee:

Name	Executive Officer/ Significant Employee Since	Age	Position
Floyd C. Wilson	May 2004	60	Chairman of the Board, President and Chief Executive Officer
Shane M. Bayless	May 2004	40	Executive Vice President—Chief Financial Officer, Treasurer, Chief Ethics Officer and Insider Trading Compliance Officer
Larry L. Helm	July 2004	59	Executive Vice President—Chief Administrative Officer
William N. Hahne	July 2006	55	Executive Vice President—Chief Operating Officer
Stephen W. Herod	May 2004	48	Executive Vice President—Corporate Development and Assistant Secretary
Richard K. Stoneburner	May 2004	53	Executive Vice President—Exploration
Mark J. Mize	July 2005	35	Vice President, Chief Accounting Officer and Controller
H. Weldon Holcombe	March 2007	54	Senior Vice President—Mid-Continent Region
Tina S. Obut	March 2007	42	Vice President—Corporate Reserves

Our executive officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Floyd C. Wilson has served as Chairman of the Board, President and Chief Executive Officer since May 25, 2004. Prior to joining us, Mr. Wilson was President of PHAWK, LLC from its formation in June 2003 until May 2004. Mr. Wilson was the Chairman and Chief Executive Officer of 3TEC Energy Corporation from August 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Wilson founded W/ E Energy Company L.L.C., formerly known as 3TEC Energy Company L.L.C. in 1998 and served as its President until August 1999. Prior to his involvement with 3TEC, Mr. Wilson founded Hugoton Energy Corporation in 1987, and served as its Chairman, President and Chief Executive Officer. In 1994, Hugoton completed an initial public offering and was merged into Chesapeake Energy Corporation in 1998. Mr. Wilson began his career in the energy business in Houston, Texas in 1970 as a completion engineer. He moved to Wichita, Kansas in 1976 to start an oil and gas operating company, one of several private energy ventures which preceded the formation of Hugoton Energy Corporation.

Shane M. Bayless has served as Executive Vice President—Chief Financial Officer and Treasurer since August 1, 2005. Mr. Bayless served as Vice President—Chief Financial Officer and Treasurer from May 25, 2004 until August 1, 2005. Additionally, Mr. Bayless is our Chief Ethics Officer and Insider Trading Compliance Officer. Prior to joining us, he was employed by PHAWK, LLC from its formation in June 2003 until May 2004. He was Vice President and Controller of 3TEC from July 2000 until 3TEC’s merger with Plains Exploration & Production Company in June 2003. Mr. Bayless served as the Treasurer of 3TEC from March 2001 until June 2003. Prior to joining 3TEC, Mr. Bayless was employed by Encore Acquisition Company as Vice President and

Controller from 1998 to 2000. Mr. Bayless worked as the Controller from 1996 to 1998 and as the Accounting Manager from 1993 to 1996 at Hugoton. From 1990 to 1993, Mr. Bayless was an Audit Senior with Ernst & Young LLP. He is a Certified Public Accountant.

Larry L. Helm has served as Executive Vice President—Chief Administrative Officer since August 1, 2005. Mr. Helm served as Vice President—Chief Administrative Officer from July 15, 2004 until August 1, 2005. Prior to serving as an executive officer, Mr. Helm served on our board of directors for approximately two months. Mr. Helm was employed with Bank One Corporation from December 1989 through December 2003. Most recently Mr. Helm served as Executive Vice President of Middle Market Banking from October 2001 to December 2003. From April 1998 to August 1999, he served as Executive Vice President of the Energy and Utilities Banking Group. Prior to joining Bank One, he worked for 16 years in the banking industry primarily serving the oil and gas sector. He served as director of 3TEC Energy Corporation from 2000 to June 2003.

William N. (“Bill”) Hahne became Executive Vice President – Chief Operating Officer on July 12, 2006 in conjunction with our merger with KCS. He joined KCS as Chief Operating Officer in April 1998 and was appointed as Senior Vice President and Chief Operating Officer in May 1998 and Executive Vice President and Chief Operating Officer in January 2002. In March 2003, he was appointed as President and Chief Operating Officer of KCS and elected as a director in May 2003. He is a Registered Petroleum Engineer and has 30 years of experience with various major independent exploration and production companies. Prior to joining KCS, Mr. Hahne was employed by LL&E from October 1993 to October 1997 where he held a number of positions, including Worldwide Operations Vice President. From October 1997 to April 1998, Mr. Hahne served as Vice President of International & Onshore for Burlington Resources Inc.

Stephen W. Herod has served as Executive Vice President—Corporate Development since August 1, 2005. Mr. Herod served as Vice President—Corporate Development from May 25, 2004 until August 1, 2005. Additionally, Mr. Herod is our Assistant Secretary. Prior to joining us, he was employed by PHAWK, LLC from its formation in June 2003 until May 2004. He served as Executive Vice President—Corporate Development for 3TEC Energy Corporation from December 1999 until its merger with Plains Exploration & Production Company in June 2003 and as Assistant Secretary from May 2001 until June 2003. Mr. Herod served as a director of 3TEC from July 1997 until January 2002. Mr. Herod served as the Treasurer of 3TEC from 1999 until 2001. From July 1997 to December 1999, Mr. Herod was Vice President—Corporate Development of 3TEC. Mr. Herod served as President and a director of Shore Oil Company from April 1992 until the merger of Shore with 3TEC’s predecessor in June 1997. He joined Shore’s predecessor as Controller in February 1991. Mr. Herod was employed by Conquest Exploration Company from 1984 until 1991 in various financial management positions, including Operations Accounting Manager. From 1981 to 1984, Superior Oil Company employed Mr. Herod as a financial analyst.

Richard K. Stoneburner has served as Executive Vice President—Exploration since August 1, 2005. Mr. Stoneburner served as Vice President—Exploration from May 25, 2004 until August 1, 2005. Prior to joining us, he was employed by PHAWK, LLC from its formation in June 2003 until May 2004. He joined 3TEC in August 1999 and was its Vice President—Exploration from December 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Stoneburner was employed by W/ E Energy Company as District Geologist from 1998 to 1999. Prior to joining 3TEC, Mr. Stoneburner worked as a geologist for Texas Oil & Gas, The Reach Group, Weber Energy Corporation, Hugoton and, independently through his own company, Stoneburner Exploration, Inc. Mr. Stoneburner has over 25 years of experience in the energy business.

Mark J. Mize has served as Vice President, Chief Accounting Officer and Controller since July 2005. Mr. Mize joined us on November 29, 2004 as Controller. Prior to joining us, he was the Manager of Financial Reporting of Cabot Oil & Gas Corporation from January 2003 to November 2004. Prior to his employment at Cabot Oil & Gas Corporation, he was an Audit Manager with PricewaterhouseCoopers LLP from 1996 to 2002. He is a Certified Public Accountant.

H. Weldon Holcombe has served as Senior Vice President—Mid-Continent Region since March 1, 2007. Mr. Holcombe joined us on July 12, 2006 in conjunction with our merger with KCS. With the merger of KCS and Petrohawk, Mr. Holcombe became responsible for all of the merged company’s operations in the Mid-Continent Region including our interests in the Elm Grove and Terryville fields where he continues to oversee the growth and development of these key assets among others throughout the Mid-Continent region. Prior to the merger of KCS and Petrohawk, Mr. Holcombe served as Senior Vice President of KCS responsible for operations and engineering. Prior to joining KCS in 1996 he spent many years with Exxon Company in project and management positions associated with sour gas treatment, drilling, completions and reservoir management.

Tina S. Obut has served as Vice President—Corporate Reserves since March 1, 2007. Ms. Obut joined us in April 2006 as Manager of Corporate Reserves. Prior to joining Petrohawk, Ms. Obut was employed by El Paso Production Company as Manager of Reservoir Engineering Evaluations from July 2004 until April 2006. From 2001 to 2004, Ms. Obut was Planning and Asset Manager at Mission Resources. From 1992 to 2001, Ms. Obut was a Vice President with Ryder Scott Company, and from 1989 to 1992, she worked as a reservoir engineer with Chevron. Ms. Obut is a Registered Petroleum Engineer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our directors, certain officers and holders of 10% or more of any class of our stock to report to the SEC, by a specified date, initial reports of ownership and reports of changes in ownership of our stock and other equity securities. To our knowledge based solely on a review of copies of reports filed under Section 16(a) furnished to us, our directors, executive officers and holders of 10% or more of our shares complied with these requirements, except that Robert G. Raynolds (one report relating to one transaction), Tucker S. Bridwell (one report relating to one transaction), David B. Miller (one report relating to fifteen transactions), William N. Hahne (one report relating to one transaction), and Richard K. Stoneburner (one report relating to one transaction) were late filing Forms 4.

ITEM 11.	EXECUTIVE COMPENSATION.

The following discussion of executive compensation contains descriptions of various employment-related agreements and employee benefit plans. These descriptions are qualified in their entirety by reference to the full text of the referenced agreements and plans, which have been filed by us as exhibits to our reports on Forms 10-K, 10-Q and 8-K filed with the SEC.

Compensation Discussion and Analysis

Introduction

The following discussion provides an overview of the compensation committee of our board of directors, the background and objectives of our compensation programs for our senior management, and the material elements of the compensation of each of our executive officers identified in the following table, whom we refer to as our named executive officers:

Name	Title
Floyd C. Wilson	President, Chief Executive Officer and Chairman of the Board (our principal executive officer)
Larry L. Helm	Executive Vice President-Chief Administrative Officer
Shane M. Bayless	Executive Vice President-Chief Financial Officer and Treasurer (our principal financial officer)
William N. Hahne	Executive Vice President and Chief Operating Officer
Stephen W. Herod	Executive Vice President-Corporate Development
Richard K. Stoneburner	Executive Vice President-Exploration

Overview of the Compensation Committee

The compensation committee of the board of directors is comprised entirely of independent directors in accordance with the NASDAQ Marketplace Rules and the rules of the New York Stock Exchange governing listed companies. Until our merger with KCS on July 12, 2006, our compensation committee was composed of David A.B. Brown, Daniel A. Rioux and Herbert C. Williamson, III. In conjunction with the merger, these individuals are no longer serving as directors, and the current members of our compensation committee are Gary A. Merriman (Chairman), Christopher A. Viggiano, and Thomas R. Fuller.

The primary duties and responsibilities of the compensation committee are to establish and implement our compensation policies and programs for senior management, including the named executive officers. The compensation committee has the authority under its charter to engage the services of outside advisors, experts and others to assist it. A copy of our compensation committee charter is available on our website at www.petrohawk.com under the section “About Us—Corporate Governance.” The compensation committee also periodically reviews and assesses the adequacy of its charter and recommends any proposed changes to our board of directors for approval.

The compensation committee works with our chief administrative officer and human resources department to establish an agenda for each meeting of the compensation committee and, with the assistance of outside advisors, to prepare meeting materials. Our chief executive officer, chief administrative officer, general counsel and other members of our management and outside advisors may be invited to attend all or a portion of a compensation committee meeting depending on the nature of the matters to be discussed. Only members of the compensation committee vote on items before the compensation committee; however, the compensation committee and board of directors often solicit the views of the chief executive officer on compensation matters, including as they relate to the compensation of the other senior management, including the other named executive officers.

Objectives of Our Compensation Program

Our success depends on the continued contributions of our senior management and other key employees. Our compensation program is intended to attract, motivate and retain experienced and qualified personnel by providing compensation that is competitive in relation to our peers while recognizing overall business results and individual merit, and which supports the attainment of our strategic objectives by tying the interests of senior management and key employees to those of our stockholders through the use of equity-based compensation.

Design of Our Compensation Program

Our compensation program for senior management, including the named executive officers is designed to:

•	provide compensation that is competitive with our compensation peer group;

•	balance short-term and long-term goals through the use of annual cash incentives and grants of long-term equity incentives; and

•	deliver a mix of fixed and at-risk compensation that is directly related to stockholder value and our overall performance.

Each element of compensation is reviewed and considered with the other elements of compensation to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. In designing the compensation program and in determining senior management compensation, including the compensation of the named executive officers, we also considered the following factors:

•	the external challenges to our ability to attract and retain strong management;

•	our operating and financial performance compared with targeted goals;

•	each individual’s contributions to our overall results; and

•	our size and growth relative to companies in our compensation peer group.

We also use “tally sheets” that provide a summary of the compensation history of senior management, including base salary, annual bonus and equity awards, as well as the equity ownership of senior management acquired independent of our compensation program. In establishing compensation, we also utilize compensation data (“Survey Data”) regarding the practices of other companies, including our compensation peer group. Survey Data includes data that is prepared internally from publicly available information and compensation survey data prepared by third parties. For 2006, Survey Data included data prepared by Effective Compensation, Inc. (“ECI”), which we utilized to establish base salary and overall compensation, as well as bonuses for 2005 performance that were paid in 2006. We utilized Survey Data prepared by both ECI and Longnecker & Associates (“Longnecker”) in establishing bonuses for 2006 performance that were paid during 2007. We also utilized the Longnecker Survey Data to establish 2007 salary for the named executive officers and their long-term incentive compensation. Longnecker provides no other services for us.

We utilize Survey Data to ensure that our executive compensation program is competitive with our compensation peer group. The Survey Data is a compilation of compensation and other data based upon the compensation consultants’ review of our compensation peer group as well as other companies that participate in energy and general industry surveys.

In developing our compensation structure, we review the compensation and benefit practices, as well as levels of pay, of a compensation peer group of companies selected by the compensation committee from domestic oil and natural gas exploration and development companies of a similar size with similar drilling budgets and that compete with us for talent. While we periodically review, evaluate and update our compensation peer group, for the compensation structure developed for 2006 the compensation peer group consisted of the following nine companies:

•	Cabot Oil & Gas Corporation

•	Comstock Resources, Inc.

•	Encore Acquisition Company

•	Energy Partners, Ltd.

•	The Houston Exploration Company

•	Newfield Exploration Company

•	Southwestern Energy Company

•	Stone Energy Corporation

•	St. Mary Land & Exploration Company

We also utilized the Survey Data in three forms, one based upon responses from the 87 exploration and production companies that participated in ECI’s 2005 compensation survey, and two custom forms based upon the companies included in the survey that are close to our size in terms of capitalization, and the companies included in the survey that are both close to our size in terms of capitalization and which are publicly-held. The companies included in the custom survey results overlap to some degree with the companies included in our compensation peer group; for example, the companies included in the latter data consisted of KCS (with which we merged in 2006), Energy Partners, Ltd., Newfield Exploration Company, Range Resources Corporation, Southwestern Energy Company, Spinnaker Exploration Company, St. Mary Land & Exploration Company, Stone Energy Corporation, Swift Energy Company, and The Houston Exploration Company.

We target total compensation for our management that falls at the 75th percentile of our compensation peer group. We believe compensation at this level is required for us to attract and retain talented management capable of executing our rapid growth business plan and managing our business in a competitive environment. We also compete with much larger companies for management talent and, in certain circumstances, we may be required to provide compensation that deviates from the compensation peer group target.

2006 Compensation Program

Elements of Compensation

The principal elements of our executive compensation program are base salary, annual cash incentives, long-term equity incentives in the form of stock options, restricted stock grants and, more recently, stock appreciation rights, as well as post-termination severance (under certain circumstances), and other benefits and perquisites, consisting of life and health insurance benefits, a qualified 401(k) savings plan, the reimbursement of automobile expenses for our chief executive officer and the reimbursement of certain club dues for our chief executive officer and chief financial officer.

Base Salary

We review base salaries for our chief executive officer and other executives annually to determine if a change is appropriate. In reviewing base salaries, we consider several factors, including a comparison to base salaries paid for comparable positions in our compensation peer group and the compensation reflected in the

Survey Data, the relationship among base salaries paid within our company and individual experience and contributions. Our intent is to fix base salaries at levels that we believe are consistent with our program design objectives, including the ability to attract, motivate and retain individuals in a competitive environment. During 2006, we increased the base salaries of the named executive officers based upon our analysis of competitive market practice. Mr. Hahne, formerly President and Chief Operating Officer of KCS, was hired at his current position and 2006 compensation level based upon an employment agreement negotiated with him prior to our merger with KCS.

Base salaries for our named executive officers in 2006 were as follows:

Name	Amount of Base Salary Increase for 2006	2006 Base Salary
Floyd C. Wilson	$150,000	$500,000
Larry L. Helm	$75,000	$300,000
Shane M. Bayless	$75,000	$275,000
William N. Hahne	—	$350,000
Stephen W. Herod	$75,000	$250,000
Richard K. Stoneburner	$75,000	$250,000

Subsequent to 2006, and effective March 1, 2007, we again increased the base salaries of the named executive officers based upon our annual analysis of competitive market practice. Information regarding the incremental increase for 2007 in the base salary of each of the named executive officers is set forth below under the heading “Compensation Adjustments and Long-term Incentive Awards Subsequent to Fiscal Year End”.

Annual Cash Incentives

Annual cash incentive compensation is intended to focus and reward individuals on measures identified as having a positive impact on our annual business results. For 2006, the following factors were utilized to determine annual cash incentives:

•	increases in proved reserves and annual production rates;

•	reserve replacement;

•	finding and development costs relative to our compensation peer group;

•	improvements in operating cash flow, and in cash flow multiples on an actual basis and relative to our compensation peer group;

•	lease operating expenses on an actual basis and relative to our compensation peer group;

•	general and administrative expenses on an actual basis and relative to our compensation peer group; and

•	qualitative factors considered significant by the compensation committee.

We did not establish specific threshold performance targets or specifically allocate a particular weight to any of the elements considered in setting incentive compensation for 2006. Instead, we considered all of these factors relative to business objectives, expectations under then-existing and current market conditions and cash incentives paid to senior management by our compensation peer group and as reflected in the Survey Data.

We then determined whether performance for the year warranted additional compensation and, if so, how much and the manner in which it was to be allocated among members of senior management, including the named executive officers. We solicited the views of the chief executive officer in determining the manner in which incentive compensation should be allocated to other members of management.

We did not establish any specific targets or limits on the amount of annual cash incentives for which senior management was eligible, either collectively or individually. Annual cash incentive compensation is discretionary and may vary greatly from year to year and from executive to executive as a consequence of corporate performance and individual contribution relative to the factors listed above and other factors that we may consider important, which may carry varying weight over time depending on the circumstances. Annual cash incentives for each year are determined during the February following the end of the year, when our results for the preceding year become available.

Mr. Hahne, who joined us in July 2006 in conjunction with the KCS merger, is entitled to specific bonuses based upon express criteria that were negotiated as part of his employment agreement and based on competitive market practice at that time. For more information see “Employment Contracts, Termination of Employment and Change in Control Agreements”.

The annual cash incentives awarded to the named executive officers for fiscal year 2006 performance are included in the Summary Compensation Table for 2006 on page 25. The table reflects awards for 2006 performance that were paid during February 2007. Footnote 1 to the Summary Compensation Table for 2006 also includes disclosure of annual cash incentive awards for 2005 performance that were paid during 2006.

Long-term Incentives

Long-term incentives comprise a significant portion of a senior executive’s compensation package. Long-term incentives are consistent with our objective of providing an “at-risk” component of compensation. Our business strategy embraces the consolidation trend in our industry and providing long-term incentive award opportunities for senior executives and key employees both align their interests with those of our stockholders and help to offset the negative implications that such a strategy may have on our ability to attract and retain talented management and key employees. In establishing long-term incentive awards we endeavor to remain consistent with the Survey Data while taking into account each individual’s performance.

The compensation committee approved the mix of long-term incentives awarded to senior executives in 2006 to include stock options and restricted stock, each of which is discussed in more detail below. During 2007, the compensation committee approved our use of stock appreciation rights and effective March 2, 2007, awarded grants of stock appreciation rights to senior executives. The compensation committee approves the total stock options, restricted stock and stock appreciation rights that will be made available to all employees as well as the size of individual grants for each member of senior management. All grants are made in accordance with our Equity-Based Incentive Grant Policy, which sets forth the timing of awards and the procedures for making awards and, in the case of stock options and stock appreciation rights, for determining the exercise price or grant value, respectively, of the award. The amounts granted vary each year and are based on management’s performance, our analysis of compensation peer group data, the Survey Data and management’s total compensation package. Previous awards and grants, whether vested or unvested, may be considered by the compensation committee in establishing the current year’s awards and grants.

2004 Employee Incentive Plan

On June 3, 2004, our compensation committee and our board of directors approved the Petrohawk Energy Corporation 2004 Employee Incentive Plan, referred to, as amended, as the 2004 Petrohawk Plan in this Amendment. On July 15, 2004, the 2004 Petrohawk Plan was approved by our stockholders. Increases to the number of shares available under the 2004 Petrohawk Plan were subsequently approved by our stockholders in November 2004, July 2005 and July 2006. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the 2004 Petrohawk Plan, currently a maximum of 7.05 million shares of common stock may be issued under the 2004 Petrohawk Plan.

The 2004 Petrohawk Plan facilitates the issuance of future long-term incentive awards as part of our comprehensive compensation structure and is administered by a committee of non-employee directors of our board of directors, currently our compensation committee. For the year ended December 31, 2006, approximately 316 persons received awards under the 2004 Petrohawk Plan.

The 2004 Petrohawk Plan permits the granting of awards in the form of options to purchase our common stock, shares of restricted stock, shares of incentive stock (stock issued without restrictions) and stock appreciation rights. The 2004 Petrohawk Plan permits 50% of the shares, or 3.525 million shares, under the plan to be issued as shares of restricted stock or incentive stock. Recipients are not permitted to receive in any one year options or stock appreciation rights to purchase or receive in excess of 200,000 shares or grants of restricted or incentive stock in excess of 100,000 shares. As of December 31, 2006, no incentive stock had been issued and a total of 838,888 shares of common stock had been issued as restricted stock and 3,720,253 shares were issuable upon the exercise of outstanding stock options.

The 2004 Petrohawk Plan will expire on June 2, 2014. No grants will be made under the 2004 Petrohawk Plan after that date, but all grants made on or prior to such date will continue in effect thereafter subject to the terms thereof and of the 2004 Petrohawk Plan. Our board of directors may, in its discretion, terminate the 2004 Petrohawk Plan at any time. The termination of the 2004 Petrohawk Plan would not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination. The board may at any time and from time to time amend the 2004 Petrohawk Plan in whole or in part. Any amendment which must be approved by our stockholders in order to comply with the terms of the 2004 Petrohawk Plan, applicable law or the rules of the principal securities exchange, association or quotation system on which our common stock is then traded or quoted will not be effective unless and until such approval has been obtained. The board is not permitted, without the further approval of the stockholders, to make any alteration or amendment which would materially increase the benefits accruing to participants under the 2004 Petrohawk Plan, increase the aggregate number of shares which may be issued pursuant to the provisions of the 2004 Petrohawk Plan, change the class of individuals eligible to receive awards under the 2004 Petrohawk Plan or extend the term of the 2004 Petrohawk Plan.

1999 Incentive and Non-Statutory Stock Option Plan

On August 20, 1999, our board of directors approved the Petrohawk Energy Corporation 1999 Incentive and Non-Statutory Stock Option Plan (the “1999 Plan”). On September 11, 2000, the 1999 Plan was approved by our stockholders. An amendment to the 1999 Plan to increase the number of shares available under the 1999 Plan was subsequently approved by our stockholders on June 20, 2003. As a consequence of the adoption of the 2004 Petrohawk Plan, we no longer issue grants under the 1999 Plan. As of December 31, 2006, a total of 195,000 shares of common stock were issuable upon the exercise of outstanding stock options under the 1999 Plan.

Incentive Plans Assumed in Connection with Acquisitions

In July 2006, as part of our merger with KCS, we assumed the KCS Energy, Inc. 2001 Employees and Directors Stock Plan (the “2001 KCS Plan”) and the KCS Energy, Inc. 2005 Employees and Directors Stock Plan (referred to, as amended, as the “2005 KCS Plan” in this Amendment; we refer to both of these plans collectively as, the “KCS Plans”).

Only former employees and directors of KCS that are currently employed by us are eligible to participate in the KCS Plans. The KCS Plans are administered by our compensation committee. As of the date of this Amendment, Mr. Hahne is the only named executive officer eligible to participate in the KCS Plans. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the KCS Plans, a maximum of 7,774,217 shares of common stock may be issued under the KCS Plans, all of which are issuable under the 2005 KCS Plan. The 2005 KCS Plan permits the granting of awards of options to purchase our common stock, shares of restricted stock, shares of incentive stock (stock issued without restrictions), and stock appreciation rights. No new awards are permitted under the 2001 KCS Plan. All awards outstanding under the 2001 KCS Plan will expire on or before March 30, 2011. The 2005 KCS Plan will expire on March 31, 2015. All awards outstanding under the 2005 KCS Plan will expire on or before March 31, 2025.

To date, we have not issued any awards under the KCS Plans to any of the named executive officers. However, the 2005 KCS Plan may be utilized by our compensation committee to grant awards to eligible participants, including eligible executives, in lieu of granting awards under our 2004 Petrohawk Plan. In the event the 2005 KCS Plan is utilized, the purpose of the grant, the type of award utilized and, to the extent practicable under the terms of such plan, the provisions of each such award shall be identical in all respects to the 2004 Petrohawk Plan.

In July 2005, as part of our merger with Mission Resources Corporation, we also assumed the Mission Resources Corporation 2004 Incentive Plan (the “Mission Plan”); however, we do not issue new awards under the Mission Plan. As of December 31, 2006, there were options for the purchase of a total of 167,796 shares of our common stock outstanding under the Mission Plan. All awards outstanding under the Mission Plan will expire on or before April 12, 2015.

The long-term incentive information related to the named executive officers during fiscal year 2006 is included in the Summary Compensation Table for 2006 on page 25. Additional information on long-term incentive awards for 2006 is shown in the Grants of Plan—Based Awards in 2006 Table on page 26 and the Outstanding Equity Awards at December 31, 2006 Table on page 27.

Stock Options

An important objective of the long-term incentive program is to strengthen the relationship between the long-term value of our stock price and the potential financial gain for employees. Stock options provide senior management and key employees with the opportunity to purchase our common stock at a price fixed on the grant date regardless of future market price. A stock option becomes valuable only if our common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to vest, thus providing an incentive for an option holder to remain employed by us. Stock options link a portion of the option holder’s compensation to stockholders’ interests by providing an incentive to increase the market price of our stock.

Option grants to senior management are generally considered annually, at the same time as grants are considered for the general eligible employee population, in February, after our year-end results become available. Our practice is that the exercise price for each stock option is the market value on the date of grant, which is normally the date that our compensation committee approves the award at a meeting of the compensation committee. Our current policy provides for grants to be made during a trading window, as set forth in our Insider Trading Policy, and within such window only at such time as there is no material non-public information regarding the company. Under our 2004 Petrohawk Plan, the Mission Plan and the KCS Plans the option price may not be less than the fair market value (the closing market price) of the shares on the date of grant. With respect to employees who are not executive officers, the compensation committee may delegate its authority to make such grants to our Chief Executive Officer by specifying the grant date, the total number of shares that may be subject to grants and other material terms of the grants. All proposed stock options to new-hire employees are required to be approved by our compensation committee. Alternatively, our compensation committee may authorize in writing, in advance of any fiscal quarter, the number of shares underlying stock options that may be granted to new hire employees for the following fiscal quarter and provide that our Chief Executive Officer may allocate such stock options at his discretion. The grant date in this instance is generally the date of hire.

Stock options generally vest and become exercisable one-third annually after the original grant date. In certain instances, however, stock options may vest on an accelerated basis, such as in the event an executive’s employment is terminated by us without cause or by the executive with good reason, in the event that the executive terminates his employment within a certain period following a transaction that effects a change in the control of our company, or in the event of the executive’s death or disability while employed by us. Under these circumstances all stock options held by the executive may automatically vest and become exercisable in accordance with the terms outlined in the stock option award agreement or the employment agreement, if applicable. The employment agreements that we entered into with the named executive officers during 2006 provide for all stock options held by an executive to automatically vest and become exercisable in the event his employment is terminated by us without cause or by the executive with or without good reason within a two year period following a change of control of our company.

There is a limited term in which an executive can exercise stock options, known as the “option term.” The option term is generally ten years from the date of grant, which is the maximum term of an option permitted under the 2004 Petrohawk Plan, the Mission Plan and the KCS Plans. At the end of the option term, the right to purchase shares pursuant to any unexercised option expires.

The exercise prices of the stock options granted to the named executive officers during fiscal year 2006 are shown in the Grants of Plan-Based Awards in 2006 Table on page 26. Additional information on these grants, including the number of shares subject to each grant, also is shown in the Grants of Plan-Based Awards in 2006 Table.

Restricted Stock Awards

During 2006, we granted restricted stock awards to various officers (including our named executive officers) and key employees under the 2004 Petrohawk Plan. Restricted stock awards are shares of our common stock that are awarded with the restriction that the executive remain with us through certain “vesting” dates. Prior to the restrictions thereon lapsing, the participant may not sell, transfer, pledge, assign or take any similar action with respect to the shares of restricted stock which the participant owns. Once the restrictions lapse with respect to shares of restricted stock, the participant owning such shares will hold freely-transferable shares, subject only to any restrictions on transfer contained in our certificate of incorporation, bylaws and insider trading policies, as well as any applicable federal or state securities laws. Despite the restrictions, each participant will have full voting rights and will receive any dividends or other distributions, if any, with respect to the shares of restricted stock which the participant owns.

The compensation committee does take prior grants into account in the design of future programs and awards. Restricted stock awards to senior management are generally considered annually, in February, after our year-end results become available, and at the same time as grants to the general eligible employee population are considered.

Restricted stock awards provide the opportunity for capital accumulation and more predictable long-term incentive value. The purpose of granting restricted stock awards is to encourage ownership, encourage retention of our senior management and result in business decisions that may drive stock price appreciation. Recognizing that our business is subject to significant fluctuations in commodity prices that may cause the market value of our common stock to fluctuate, we also intended the awards to provide an incentive for senior management to remain with us throughout commodity price and business cycles.

Restricted stock awards generally vest one-third annually after the original award date. As a consequence, the recipients do not become unconditionally entitled to retain any of the shares of restricted stock until one year following the date of grant, subject to certain exceptions related to termination of employment. Any unvested restricted stock awards generally are forfeited if the executive terminates employment with us. In certain instances, however, restricted stock awards may vest on an accelerated basis, such as in the event of the executive’s employment is terminated by us without cause or by the executive with good reason, in the event that the executive terminates his employment within a certain period following a transaction that effects a change in the control of our company, or in the event of the executive’s death or disability while employed by us. Under these circumstances all restricted stock awards held by the executive may automatically vest in accordance with the terms outlined in the restricted stock award agreement or the employment agreement, if applicable. The employment agreements that we entered into with the named executive officers during 2006 provide for all restricted stock awards held by an executive to automatically vest in the event his employment is terminated by us without cause or by the executive with or without good reason within a two year period following a change of control of our company.

The restricted stock grants to the named executive officers during fiscal year 2006 are shown in the Grants of Plan-Based Awards in 2006 Table on page 26.

Stock Appreciation Rights

Though not utilized during 2006, the 2004 Petrohawk Plan permits awards of stock appreciation rights. A stock appreciation right is very similar to a stock option, in that it represents the right to realize the increase in market price, if any, of a fixed number of shares over the grant value of the right, which is equal to the market price of our common stock on the date of grant. However, whereas to realize the value of a stock option the holder must pay the exercise price in exchange for shares of stock underlying the option, the value embodied by the stock appreciation right, if any, may be settled in exchange for shares of common stock valued on the date of settlement.

Stock appreciation rights provide incentives for the recipient that are very similar to the incentives provided by stock options, in that the stock appreciation right becomes valuable only if our common stock price increases above the grant value of the right and the holder of the right remains employed during the period required for the right to vest, thus providing an incentive for the holder to remain employed by us. Stock appreciation rights link a portion of the holder’s compensation to stockholders’ interests by providing an incentive to increase the market price of our stock.

Grants of stock appreciation rights to senior management are generally considered annually, at the same time as grants are considered for the general eligible employee population, in February, after our year-end results become available. Our practice is that the grant value for each stock appreciation right is the market value of our common stock on the date of grant, which is normally the date that our compensation committee approves the award at a meeting of the compensation committee. Our current policy provides for grants to be made during a trading window, as set forth in our Insider Trading Policy, and within such window only at such time as there is no material non-public information regarding the company. With respect to employees who are not executive officers, the compensation committee may delegate its authority to make such grants to our Chief Executive Officer by specifying the grant date, the total number of shares that may be subject to grants and other material terms of the grants. All proposed grants of stock appreciation rights to new-hire employees are required to be approved by our compensation committee. Alternatively, our compensation committee may authorize in writing, in advance of any fiscal quarter, the number of shares underlying stock appreciation rights that may be granted to new hire employees for the following fiscal quarter and provide that our Chief Executive Officer may allocate such stock options at his discretion. The grant date in this instance is generally the date of hire.

Stock appreciation rights generally vest one-third annually after the original grant date. In certain instances, however, stock appreciation rights may vest on an accelerated basis, such as in the event an executive’s employment is terminated by us without cause or by the executive with good reason, in the event that the executive terminates his employment within a certain period following a transaction that effects a change in the control of our company, or in the event of the executive’s death or disability while employed by us. Under these circumstances all stock appreciation rights held by the executive may automatically vest in accordance with the terms outlined in the stock appreciation award agreement or the employment agreement, if applicable. The employment agreements that we entered into with the named executive officers during 2006 provide for all stock appreciation awards held by an executive to automatically vest in the event his employment is terminated by us without cause or by the executive with or without good reason within a two year period following a change of control of our company.

There is a limited term in which an executive can exercise a stock appreciation right, known as the “term.” The term is generally ten years from the date of grant, which is the maximum term permitted under the 2004 Petrohawk Plan. At the end of the term, the right to receive the value of the stock appreciation right expires.

We did not award any stock appreciation rights to senior management or other employees during 2006. Information regarding the stock appreciation rights awarded to the named executive officers during 2007 is set forth below under the heading “Compensation Adjustments and Long-term Incentive Awards Subsequent to Fiscal Year End”.

Retirement Benefits

We do not maintain a defined benefit pension plan or retiree medical program that covers members of senior management. Retirement benefits to our senior management, including the named executive officers, are currently provided principally through a tax-qualified profit sharing and 401(k) plan (our “Savings Plan”), in which eligible salaried employees may participate. Pursuant to the Savings Plan, employees may elect to reduce their current annual compensation up to the lesser of 75% or the statutorily prescribed limit of $15,500 in calendar year 2007 (plus up to an additional $5,000 in the form of “catch-up” contributions for participants age 50 and above), and have the amount of any reduction contributed to the Savings Plan. Our Savings Plan is intended to qualify under sections 401(a) and 401(k) of the Code, so that contributions by us or our employees to the Savings Plan and income earned on contributions are not taxable to employees until withdrawn from the Savings Plan and so that contributions will be deductible by us when made. We match 100% of the amount an employee contributes to the Savings Plan, subject to a 10% maximum based on the employee’s compensation as defined in the Savings Plan. Executives participate in the Savings Plan on the same basis as other employees.

The Savings Plan provides for 26 different investment options, for which the participant has sole discretion in determining how both the employer and employee contributions are invested. The independent trustee of the Savings Plan then invests the assets of the Savings Plan as directed by participants. The Savings Plan does not provide our employees the option to invest directly in our securities. The Savings Plan offers in-service withdrawals in the form of after-tax account distributions and age 59.5 distributions.

We believe that the Savings Plan supports the objectives of our compensation structure, including the ability to attract and retain senior and experienced mid- to late-career executives for critical positions within our organization.

Perquisites

Our chief executive officer is entitled under his employment agreement to receive a vehicle allowance and reimbursement for admission to, and the dues for, one club membership. Our chief financial officer is entitled under his employment agreement to be reimbursed for admission to, and the dues for, one club membership.

Our use of perquisites as an element of compensation is limited and is largely based on historical practices. We do not view perquisites as a significant element of our compensation structure but do believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment. The compensation committee annually reviews the perquisites provided to determine if they are appropriate and if any adjustments are warranted.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On July 11, 2006, we entered into employment agreements with each of the named executive officers (other than Mr. Hahne whose employment agreement is effective as of July 12, 2006). During 2006 we faced increasing competition for management talent at the same time as anticipated changes to our board of directors and the constitution of our compensation committee as a consequence of our pending merger with KCS created greater uncertainty for management. Additionally, the management of KCS had employment agreements, including Mr. Hahne, and it was necessary for us to negotiate a new agreement with Mr. Hahne to secure his services following our merger with KCS. These factors led us to conclude that it was appropriate and in our best interests to enter into employment agreements with each of the named executive officers.

Term of Employment Agreements

The term of Mr. Hahne’s employment is one year from the effective date of his employment agreement. The initial term of employment of each of our other executives is two years from the effective date of their employment agreements. Each agreement with an executive other than Mr. Hahne provides for automatic one year extensions unless either party provides written notice six months prior to expiration of the initial term or any extension.

Compensation and Benefits

The salary payable to each of the named executives is the amount set forth under the heading “2006 Base Salary” in the table above. The salary of each executive is subject to periodic review and may be increased from time to time by the compensation committee. Each executive is eligible to receive bonuses, grants of stock options, restricted stock or other equity awards as determined in the discretion of the compensation committee. Each of the executives is also entitled to reimbursement for reasonable business expenses and to participate in our life, health, and dental insurance programs, and all other employee benefit plans which we may, from time to time, make available.

Mr. Hahne’s employment agreement entitles him to a bonus payment equal to $350,000 if he is still employed by us at the end of the initial term of his employment. Further, if Mr. Hahne is employed by us at such time and our 2007 second quarter average daily production is greater (excluding the effects of acquisitions and divestitures) than our 2006 second quarter daily average production pro forma for our merger with KCS, Mr. Hahne is entitled to an additional bonus of $17,500 per percentage point increase, up to $350,000. In addition, Mr. Hahne received 50,000 shares of our restricted common stock, which he will forfeit if he is terminated by us for cause or he terminates his employment without good reason prior to one year after the date of the agreement. All restrictions on the restricted common stock will lapse two years after the date of the agreement. Mr. Hahne also received an option to purchase 75,000 shares of our common stock at an exercise price of $12.36 per share, which was the closing price on July 12, 2006, the effective date of his employment agreement. One-third of the shares associated with the option vested immediately and the other two thirds will vest one year from the date of the agreement. The option expires two years from the end of the term of the agreement.

Termination Provisions and Severance Payments

We may terminate each executive’s employment upon disability, for cause or without cause. Each executive may terminate his employment based on uncured material breaches of his employment agreement by us, a reduction in the base compensation payable to him, a material reduction in the scope of his office and responsibilities, a failure by us to continue any compensation or benefit plan that is material to the executive’s total compensation or the permanent relocation of the executive outside of the metropolitan area of Houston, Texas. If the employment of any of the executives is terminated by death or disability or by us for cause, such executive (or his or her personal representative in the event of death) is entitled to receive his accrued unpaid base compensation, plus an optional bonus to be determined by the compensation committee.

If the employment of any executive, other than Mr. Hahne whose agreement is discussed below, is terminated by us without cause or by such executive with good reason, and such termination is not within two years after a change in control, such executive will be entitled to the accrued portion of unpaid salary, a severance payment equal to his highest one year’s total compensation (i.e., gross annual salary plus annual bonus) during any year of his employment with us, payment of the premiums for medical and dental insurance for him and his entire family for one year following termination, and the full vesting of all his unvested options and all restrictions removed from his shares of restricted stock. If such executive is terminated by us without cause or such executive terminates his employment with the Company with or without good reason, and such termination is within two years after a change in control, such executive will be entitled to receive the accrued portion of unpaid salary, a severance payment equal to two times his highest one year’s total compensation, payment of the premiums for medical and dental insurance for him and his entire family for two years following termination, and the full vesting of all his unvested options and all restrictions removed from his shares of restricted stock. If the employment of such executive is terminated by such executive without good reason and not within two years after a change in control, such executive is entitled to receive his accrued unpaid base compensation.

If Mr. Hahne’s employment is terminated by us without cause or by him with good reason, and such termination is not within two years after a change in control, he will be entitled to the accrued portion of unpaid salary, a severance payment equal to the amount of total compensation anticipated to be paid during the initial one year term of his agreement, payment of his medical insurance premiums until the earlier of three years after termination or the date he becomes employed and receives substantially similar benefits, and the full vesting of all his unvested options. If Mr. Hahne’s employment is terminated by us without cause or by him with or without good reason, and such termination is within two years after a change in control, he will be entitled to receive the accrued portion of unpaid salary, a severance payment equal to two times his highest one year’s gross annual salary or if he has not worked a full year, the amount of total compensation anticipated to be paid during the one year term of his agreement, payment of the premiums for medical and dental insurance for him and his entire family for a three year period following termination, and the full vesting of all his unvested options. If Mr. Hahne’s employment is terminated by him without good reason and not within two years after a change in control, Mr. Hahne is entitled to receive his accrued unpaid base compensation and payment of his medical insurance premiums until the earlier of the date three years after termination or the date he becomes employed and receives substantially similar benefits.

Mr. Hahne has agreed that for one year following the termination of his employment, unless terminated by us, he will not engage in or become interested in financially as a principal, employee or partner any business engaged in leasing, acquiring, exploring, producing, gathering or marketing hydrocarbons or related products. Each executive has agreed that during the term of his employment agreement and for six months following termination of his employment, he will not induce or attempt to induce any employee of the Company to leave the Company.

The employment agreements with the named executive officers generally define a change of control to mean any of the following events:

•

any person or group becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of more than 35% of the total voting power of our outstanding voting stock;

•

our merger with or consolidation into another entity and, immediately after giving effect to the merger or consolidation, one or both of the following occurs: (a) less than 50% of the total voting power of the outstanding voting stock of the surviving or resulting entity is then “beneficially owned” in the aggregate by our stockholders immediately prior to such merger or consolidation, or (b) the individuals who were members of our board of directors immediately prior to the execution of the agreement providing for the merger or consolidation do not constitute at least a majority of the members of the board of directors of the surviving or resulting entity;

•	we sell, assign, convey, transfer, lease or otherwise dispose of all or substantially all of our assets to a third party in one transaction or a series of related transactions;

•

individuals who constitute our board of directors cease for any reason to constitute at least a majority of our board of directors unless such persons were elected, appointed or nominated by a vote of at least a majority of our incumbent directors; or

•	the complete liquidation or dissolution of our company.

In our view, having the change of control and severance protections helps to maintain the named executive officer’s objectivity in decision-making and provides another vehicle to align the interests of our named executive officer with the interests of our stockholders.

The following table sets forth the estimated amounts that would be payable to each of the named executives upon a termination under the scenarios outlined above, excluding termination for cause or on account of death or disability, assuming that such termination occurred on December 31, 2006 but taking into effect salary increases set forth on page 14 of this Amendment and assuming that the amount of the bonus used in the calculation is the highest bonus amount paid to such named executive officer, and using the closing price of our common stock at December 29, 2006 for purposes of the calculations as required by the SEC. There can be no assurance that these scenarios would produce the same or similar results as those disclosed if a termination occurs in the future.

	Severance Payment(A)		Early Vesting of Restricted Stock/ Options(B)	Other(C)	Total(D)
Without Cause/For Good Reason
Floyd C. Wilson	$1,400,000		$575,000	$13,005	$1,988,005
Larry L. Helm	$615,000		$364,159	$9,923	$989,082
Shane M. Bayless	$565,000		$364,159	$13,005	$942,164
William N. Hahne	$700,000	(E)	$575,000	$29,769	$1,304,769
Stephen W. Herod	$625,000		$364,159	$13,005	$1,002,164
Richard K. Stoneburner	$525,000		$364,159	$13,005	$902,164

Change of Control
Floyd C. Wilson	$2,800,000		$575,000	$26,010	$3,401,010
Larry L. Helm	$1,230,000		$364,159	$19,846	$1,614,005
Shane M. Bayless	$1,130,000		$364,159	$26,010	$1,520,169
William N. Hahne	$1,400,000	(E)	$575,000	$29,769	$2,004,769
Stephen W. Herod	$1,250,000		$364,159	$26,010	$1,640,169
Richard K. Stoneburner	$1,050,000		$364,159	$26,010	$1,440,169

(A)	Represents total annual compensation (current salary plus 2006 bonus) multiplied, in the event of a change of control, by 2.
(B)

As stated above, the value of unvested restricted stock and stock options that would vest under each of these termination scenarios is based on our common stock price at December 29, 2006. Amounts do not include the dollar value of restricted stock or stock options that vested prior to December 31, 2006.

(C)	Includes an estimate of health insurance benefits to be provided under each of the scenarios based on actual amounts paid out in 2006.
(D)	Excludes gross-up payments, if any, to cover excise taxes imposed under Code Sections 4999 or 409A.
(E)

Excludes from the calculation of total annual compensation the potential bonus payment of up to $350,000 if our production in the second quarter of 2007 is higher than our production in the second quarter of 2006, pursuant to certain provisions contained in Mr. Hahne’s employment agreement described on page 21.

Board Representation

Mr. Wilson’s employment agreement provides that he will be nominated as a member of our board of directors, and that we will use our best efforts to cause him to be elected, appointed, or re-elected or re-appointed, as a director.

Indemnification Agreements

We have entered into an indemnification agreement with each of our independent, non-management directors and senior executives. These agreements provide for us to, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such person under any directors’ and officers’ liability insurance policy we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and are in addition to any other rights such person may have under our certificate of incorporation, bylaws and applicable law. We believe these indemnification agreements enhance our ability to attract and retain knowledgeable and experienced executives and independent, non-management directors.

Tax Deductibility

Section 162(m) of the Code limits the deductibility of compensation in excess of $1 million paid to our chief executive officer and our four other highest-paid executive officers unless certain specific and detailed criteria are satisfied. We believe that it is often desirable and in our best interests to deduct compensation payable to our executive officers. However, we also believe that there are circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code. In this regard, we consider the anticipated tax treatment to our company and our executive officers in the review and establishment of compensation programs and payments; however, we may from time to time pay compensation to our executives that may not be deductible, including discretionary bonuses or other types of compensation outside of our plans.

Although equity awards may be deductible for tax purposes by us, the accounting rules pursuant to FAS 123(R) require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

Summary Compensation Table for 2006

The table below sets forth information regarding 2006 compensation for our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Floyd C. Wilson	2006	$500,000	$800,000	$443,106	$115,945	$20,000	(3)	$1,887,939
Chairman, President and Chief Executive Officer

Larry L. Helm	2006	$300,000	$300,000	$273,497	$71,923	$20,000	(3)	$965,420
Executive Vice President—Chief Administrative Officer

Shane M. Bayless	2006	$275,000	$275,000	$273,497	$62,624	$15,000	(3)	$901,828
Executive Vice President—Chief Financial Officer

William N. Hahne	2006	$163,107	$225,000	$173,097	$188,014	—		$750,933
Executive Vice President and Chief Operating Officer

Stephen W. Herod	2006	$234,469	$350,000	$273,497	$62,624	$15,000	(3)	$935,590
Executive Vice President—Corporate Development

Richard K. Stoneburner	2006	$234,469	$250,000	$273,497	$62,624	$20,000	(3)	$840,590
Executive Vice President—Exploration

(1)

Represents bonuses based upon 2006 performance that were paid during March 2007. During March 2006, bonuses were paid to the named executive officers (other than Mr. Hahne who was not employed at the time) for 2005 performance. The bonuses paid during 2006 for 2005 performance were as follows: Mr. Wilson $500,000, Mr. Helm $225,000, Mr. Bayless $200,000, Mr. Herod $175,000, and Mr. Stoneburner $175,000.

(2)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of awards granted in 2006 as well as prior fiscal years, as determined in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in “Note 1 Summary of Significant Accounting Policies” to the audited consolidated financial statements included in the Original Report. See the “Grants of Plan-Based Awards Table” for information on awards made in 2006. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(3)	Represents the matching contribution that we make on account of employee contributions under our tax-qualified profit sharing and 401(k) plan.

Grants of Plan-Based Awards in 2006

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during 2006.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($ / Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold (#)	Target (#)	Maximum (#)(1)
Floyd C. Wilson	02/03/06	N/A	N/A	50,000				$791,000
Larry L. Helm	02/03/06	N/A	N/A	25,000				$395,500
Shane M. Bayless	02/03/06	N/A	N/A	25,000				$395,500
William N. Hahne	07/12/06	N/A	N/A	50,000				$618,000
					75,000	(2)(4)	$12.36	$287,850
Stephen W. Herod	02/03/06	N/A	N/A	25,000				$385,500
Richard K. Stoneburner	02/03/06	N/A	N/A	25,000				$395,500

(1)

Represents shares of restricted stock issued under our 2004 Petrohawk Plan. Other than the award to Mr. Hahne, which vests in its entirety on the second anniversary of the date of grant, the shares of restricted stock vest in three equal installments on each anniversary of the date of grant, in each case provided that the recipient has been continuously employed at such date.

(2)	The exercise price of the award is equal to the closing market price of our common stock on the date of grant.
(3)

Represents the full grant date fair value determined in accordance with FAS 123R. Please see the discussion of the assumptions made in the valuation of these awards in “Note 1 Summary of Significant Accounting Policies” to the audited consolidated financial statements included in the Original Report. Generally, the full grant date fair value is the amount that we would expense in its financial statements over the award’s vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.

(4)

Stock option granted to Mr. Hahne under the 2004 Petrohawk Plan in accordance with the terms of his employment agreement. The option vested immediately as to one-third and the remaining two-thirds will vest on the one year anniversary of the date of grant.

Outstanding Equity Awards at December 31, 2006

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2006.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)			Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Floyd C. Wilson	150,000 175,000		—	—	$ $	7.50 8.51			50,000	$575,000	—	—

Larry L. Helm	75,000 125,000		—	—	$ $	7.50 8.51			31,667	$364,159	—	—

Shane M. Bayless	75,000 100,000		—	—	$ $	7.50 8.51			31,667	$364,159	—	—

William N. Hahne	695,473	(3)	75,000	—		$12.36	(4)	07/12/2016	50,000	$575,000	—	—

Stephen W. Herod	75,000 100,000		—	—	$ $	7.50 8.51			31,667	$364,159	—	—

Richard K. Stoneburner	75,000 100,000		—	—	$ $	7.50 8.51			31,667	$364,159	—	—

(1)

Awards held by executives other than Mr. Hahne vest in three equal installments on each anniversary of the date of grant, beginning on the first anniversary of the date of grant, provided that the recipient has been continuously employed at such date. Mr. Hahne’s awards vest in their entirety on the second anniversary of the date of grant.

(2)	Calculated based upon the trading stock price of our common stock at end of the fiscal year of $11.50 times the number of unvested awards.
(3)

These options were awarded to Mr. Hahne by KCS prior to his employment by us. As a consequence of our merger with KCS and our assumption of KCS’s stock incentive plans, each of these options was converted into an option to purchase our common stock. The following table reflects the number of shares and exercise prices of these awards as adjusted to take into account the exchange ratio in the merger:

Shares	Exercise Price
39,114	5.75
39,114	7.59
2	1.17
246,540	2.20
75,000	12.36
118,528	0.73
53,337	10.22
79,018	2.24
47,411	4.40
47,411	5.62

(4)

Represents the exercise price of the option granted to Mr. Hahne in connection with his employment by us. The option vested on date of grant as to one-third of the shares covered thereby. The remaining two-thirds will vest on the one year anniversary of the date of grant. For the exercise prices of exercisable options granted to Mr. Hahne while an executive of KCS, see footnote (3), above.

Compensation Adjustments and Long-Term Incentive Awards Subsequent to Fiscal Year End

Subsequent to December 31, 2006, as part of the analysis of executive compensation that is undertaken annually by our compensation committee, we approved increases in the base salaries of each of our named executive officers and granted awards to each executive officer of long-term equity incentives under our 2004 Petrohawk Plan. These incentives were in the form of grants of restricted stock and of stock appreciation rights that will be settled in shares of common stock. The restricted stock grants and stock appreciation rights vest over a period of three years. The incremental increase in salary and the number of shares covered by the equity awards for each named executive officer are set forth in the table below. The exercise price per share for each stock appreciation right reflected in the following table is $11.64, which was the closing stock price of our common stock on the date of grant, March 2, 2007.

Name	Salary Increase ($)	2007 Base Salary ($)	Restricted Stock Award (#)	Stock Appreciation Rights (#)
Floyd C. Wilson	100,000	600,000	75,000	150,000
Larry L. Helm	15,000	315,000	30,000	60,000
Shane M. Bayless	15,000	290,000	30,000	60,000
William N. Hahne	—	350,000	—	—
Stephen W. Herod	25,000	275,000	30,000	60,000
Richard K. Stoneburner	25,000	275,000	30,000	60,000

Option Exercises and Stock Vested

The following table summarizes restricted stock vesting for our named executive officers in 2006. No stock options were exercised by the named executive officers during 2006.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Floyd C. Wilson	—	—	—	—
Larry L. Helm	—	—	3,333	$39,496
Shane M. Bayless	—	—	3,333	$39,496
William N. Hahne	—	—	—	—
Stephen W. Herod	—	—	3,333	$39,496
Richard K. Stoneburner	—	—	3,333	$39,496

(1)	Represents vesting of one-third of restricted stock grant to each individual made on August 1, 2005.
(2)	Calculated by multiplying the closing sales price of our common stock on the date of vesting of $11.85 by the number of shares vesting.

DIRECTOR COMPENSATION

2006 Director Compensation

The table below sets forth certain information concerning the compensation earned in 2006 by our non-employee directors for service on our board of directors during 2006.

Name	Fees Earned or Paid in Cash		Stock Awards(1)(2)(3)		Option Awards	All Other Compensation	Total(4)
James W. Christmas	$11,005		$142,519		—	—	$153,524
Tucker S. Bridwell	$21	(5)	$97,763	(5)	—	—	$97,784
Robert G. Raynolds	$505	(5)	$104,156	(5)	—	—	$104,661
James L. Irish III	$35,000		$97,763		—	—	$132,763
Christopher A. Viggiano	$13,156		$104,156		—	—	$117,312
Thomas R. Fuller	$20,527		$114,731		—	—	$135,258
Gary A. Merriman	$12,656		$104,156		—	—	$116,812
Robert C. Stone, Jr.	$31,875		$97,763		—	—	$129,638

(1)

Prior to each calendar quarter, in lieu of cash fees for the quarter, directors may elect to receive shares of common stock in an amount equal to such fees, calculated on the closing price of shares of our common stock on the NASDAQ on the last day of such quarter.

(2)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of awards granted in 2006 as well as prior fiscal years, as determined in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in “Note 1 Summary of Significant Accounting Policies” to the audited consolidated financial statements included in the Original Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by our directors.

(3)	The grant date fair value of each of these awards, determined in accordance with FAS 123R, was:

Date	Stock Price	Christmas	Raynolds	Viggiano	Merriman	Bridwell	Irish	Stone Jr.	Fuller
7/12/2006	$12.36	$92,700	$92,700	$92,700	$92,700
8/11/2006	$10.23	$76,725	$25,575	$25,575	$25,575	$51,150	$51,150	$51,150	$25,575
5/25/2006	$11.88					$59,400	$59,400	$59,400
3/6/2006	$12.74								$95,550

Total		$169,425	$118,275	$118,275	$118,275	$110,550	$110,550	$110,550	$121,125

Generally, the full grant date fair value is the amount that we would expense in its financial statements over the award’s vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by our directors.

(4)	Represents the numerical sum of the dollar amounts reflected in each other column for each director.
(5)	Messrs. Bridwell and Raynolds elected to receive a portion of their board fees in shares of common stock.

Discussion of Director Compensation Table

Employee directors receive no additional compensation for service on our board of directors or any committee of the board of directors. All directors receive actual expense reimbursements associated with attending board and committee meetings. Prior to August 11, 2006, our non-employee directors each received $20,000 in cash per year (payable on a quarterly basis in the amount of $5,000). The chairman of our audit committee received an additional $5,000 per year (payable on a quarterly basis in the amount of $1,250). Further, each member of our audit committee (other than the chairman) received an additional $2,500 per year (payable on a quarterly basis in the amount of $625). Directors are entitled to elect quarterly to be paid in shares of our common stock in lieu of cash, with the number of shares determined by dividing such fees by the trading price per share of our common stock on the last day of each calendar quarter.

In addition, under the 2004 Petrohawk Plan, we granted each non-employee director 7,500 shares of our restricted common stock at the time such non-employee director became a director. Each grant of 7,500 restricted shares vested fully after the non-employee director completed six months of service on our board. In addition, we granted 5,000 shares of our restricted common stock with the same vesting provisions annually to each non-employee member of the board on the anniversary of his or her appointment or election to the board.

Effective August 11, 2006, pursuant to a recommendation from our compensation committee, our board of directors increased the annual equity grant to non-employee directors from 5,000 shares of restricted stock to 10,000 shares of our restricted common stock, except that the vice chairman of our board of directors will receive grants of 15,000 shares of our restricted common stock annually. Also as recommended by our compensation committee, the number of shares of restricted common stock to be granted to new non-employee directors was increased from 7,500 shares to 10,000 shares.

Beginning on September 30, 2006, annual cash retainers paid to each non-employee director were also increased from $20,000 to $50,000, payable quarterly. Also beginning on September 30, 2006, additional annual compensation for board committee service, which is payable quarterly, was authorized, as follows:

Board Committee	Committee Chairperson Compensation	Committee Member (excluding Chairperson) Compensation
Audit	$15,000	$5,000
Compensation	$7,500	$2,500
Reserves	$5,000	$2,000

Board members may elect to take all or a portion of the cash compensation mentioned above in our common stock, but such election must be made prior to the beginning of the quarter for which the compensation would be paid and shall be irrevocable for that quarter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As of December 31, 2006, Messrs. Merriman, Viggiano and Fuller served on the compensation committee of our board of directors. Prior to July 12, 2006, Messrs. Brown, Rioux and Williamson served on our compensation committee. No member of the compensation committee served as one of our officers or employees or of any of our subsidiaries during 2006. In addition, during 2006, none of our executive officers served as a director or as a member of the compensation committee of a company which employs any of our directors.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, starting on page 11 of this Form 10-K/A, with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

MEMBERS OF THE COMMITTEE:

Gary A. Merriman (Chairman)

Christopher A. Viggiano

Thomas R. Fuller

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. The numbers of shares of stock issuable upon exercise of options and the per share option exercise prices, and the number of securities remaining available for future issuance under equity compensation plans used in the following table reflect an adjustment for the one-for-two reverse stock split effective May 26, 2004. Under NYSE rules, we are permitted to grant awards under certain circumstances pursuant to the 2005 KCS Plan, which we assumed as a consequence of our merger with KCS in July 2006. The number of shares available for issuance pursuant to awards under this plan are reported below as “Equity compensation plans not approved by security holders”.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders(1)	6,017,558	$7.50	2,503,850
Equity compensation plans not approved by security holders(2)	484,760	$8.75	7,774,217

Total	6,502,318	$7.59	10,278,067

(1)

Represents information for the 2004 Petrohawk Plan, 2004 Non-Employee Director Incentive Plan, and 1999 Incentive and Nonstatutory Stock Option Plan. Also includes 1,933,039 shares covered by the 2001 KCS Energy, Inc. Employee and Directors Stock Plan which we assumed in our merger with KCS and 167,796 shares under plans that we assumed in our merger with Mission Resources Corporation. We do not issue new grants under these assumed plans.

(2)	Represents shares under the 2005 KCS Plan that we assumed in our merger with KCS and that we may issue to former 2005 KCS employees currently employed by us.

Security Ownership of Certain Beneficial Owners

The following sets forth beneficial ownership of our common stock by beneficial owners of more than five percent of our common stock as of December 31, 2006, based solely upon statements they have filed with the SEC pursuant to Sections 13(g) or 13(d) of the 1934 Act. Unless otherwise indicated, the named person below has the sole voting and dispositive powers with respect to the shares of our common stock set forth opposite such person’s name.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
FMR Corp.	16,844,441[1]	10%
82 Devonshire Boston, Massachusetts 02109

Fidelity Management & Research Company	15,834,791[2] (part of the 16,844,441	9.401%
82 Devonshire Boston, Massachusetts 02109	shares disclosed with respect to FMR Corp. above)

[1]

According to Schedule 13G filed by FMR Corp. with the SEC on February 14, 2007, FMR Corp. has the sole power to vote or direct the vote with respect to 1,010,190 shares of Petrohawk common stock, and the sole power to direct the disposition of 16,844,441 shares of Petrohawk common stock. Various persons (other than FMR Corp.) have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the 16,844,441 shares of Petrohawk common stock beneficially owned by FMR Corp. No one such person’s interest in Petrohawk common stock is more than five percent of the total number of Petrohawk common stock outstanding. Also see footnotes 2 and 3.

[2]

According to Schedule 13G filed by FMR Corp. with the SEC on February 14, 2007, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 15,834,791 shares of Petrohawk common stock outstanding as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the "funds"). The funds have the sole power to dispose of the 15,834,791 shares owned by them. Also see footnotes 1 and 3.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Edward C. Johnson 3d	15,834,791[3] (part of the 16,844,441	9.401%
82 Devonshire Boston, Massachusetts 02109	shares disclosed with respect to FMR Corp. and the same 15,834,791 shares disclosed with respect to Fidelity Management & Research Company above)

[3]

According to Schedule 13G filed by FMR Corp. with the SEC on February 14, 2007, Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the funds to which Fidelity acts as investment advisor, each has sole power to dispose of the 15,834,791 shares owned by these funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Schedule 13G filed by FMR Corp. with the SEC on February 14, 2007 indicates that neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees. Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the 1934 Act, is the beneficial owner of 392,700 shares or 0.233% of the outstanding common stock of Petrohawk as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR Corp., through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 392,700 shares and sole power to vote or to direct the voting of 392,700 shares of common stock owned by the institutional accounts managed by PGATC as stated above. Fidelity International Limited (“FIL”) and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL, which is a qualified institution under Section 240.13d-1(b)(1) pursuant to an SEC No-Action letter dated October 5, 2000, is the beneficial owner of 616,950 shares or 0.366% of the Petrohawk common stock outstanding. Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR Corp. and FIL, or trusts for their benefit, own shares of FIL voting stock with the right to cast approximately 47% of the total votes which may be cast by all holders of FIL voting stock. FMR Corp. and FIL are separate and independent corporate entities, and their Boards of Directors are generally composed of different individuals. FMR Corp. and FIL are of the view that they are not acting as a “group” for purposes of Section 13(d) under the 1934 Act and that they are not otherwise required to attribute to each other the “beneficial ownership” of securities “beneficially owned” by the other corporation within the meaning of Rule 13d-3 promulgated under the 1934 Act. Therefore, they are of the view that the shares held by the other corporation need not be aggregated for purposes of Section 13(d). However, FMR Corp. has made the Schedule 13G filing on a voluntary basis as if all of the shares are beneficially owned by FMR Corp. and FIL on a joint basis. Also see footnotes 1 and 2.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Paul Tudor Jones II	8,663,351[4]	5.1%
c/o Tudor Investment Corporation 1275 King Street Greenwich, CT 06381

James J. Pallota	8,663,351[5] (comprising the same	5.1%
c/o Tudor Investment Corporation 50 Rowes Wharf, 6th Floor Boston, Massachusetts 02110	8,663,351 shares disclosed with respect to Paul Tudor Jones II above)

[4]

In Schedule 13G filed with the SEC as of January 30, 2007 by the persons and entities identified in this footnote, it is disclosed that Mr. Jones has shared voting power and shared dispositive power with respect to 8,663,351 shares of Petrohawk common stock. Tudor Investment Corporation (“TIC”), with principal business office of 1275 King Street, Greenwich, Connecticut, 06831, owns and has shared voting power and shared dispositive power over 5,593,804 shares of Petrohawk common stock, which represents 3.3% percent of the class of Petrohawk common stock outstanding; Tudor Proprietary Trading, L.L.C. (“TPT”), with principal business office of 1275 King Street, Greenwich, Connecticut, 06831, owns and has shared voting power and shared dispositive power over 3,069,547 shares of Petrohawk common stock, which represents 1.8% of the class of Petrohawk common stock outstanding; The Tudor BVI Global Portfolio Ltd. (“BVI Portfolio”), with principal business office of c/o CITCO, Kaya Flamboyan, 9 P.O. Box 4774 Curacao, Netherlands Antilles, owns and has shared voting power and shared dispositive power over 1,900,657 shares of Petrohawk common stock, which represents 1.1% of the class of Petrohawk common stock outstanding; The Raptor Global Portfolio Ltd. (“Raptor Portfolio”), with principal business office of c/o CITCO, Kaya Flamboyan, 9 P.O. Box 4774 Curacao, Netherlands Antilles, owns and has shared voting power and shared dispositive power over 3,661,992 shares of Petrohawk common stock, which represents 2.2% of the class of Petrohawk common stock outstanding; and The Altar Rock Fund L.P. (“Altar Rock”) owns and has shared voting power and shared dispositive power over 31,155 shares of Petrohawk common stock, which represents 0.02% of the class of Petrohawk common stock outstanding. The shares of common stock reported in Schedule 13G as beneficially owned are owned directly by TPT (3,069,547 shares), BVI Portfolio (1,900,657 shares), Raptor Portfolio (3,661,992 shares), and Altar Rock (31,155 shares). Because Mr. Jones is the controlling shareholder of TIC and the indirect controlling equity holder of TPT, Mr. Jones may be deemed to beneficially own the shares of Petrohawk common stock deemed beneficially owned by TIC and TPT. In addition, because TIC provides investment advisory services to BVI Portfolio, Raptor Portfolio, and is the general partner of Altar Rock, TIC may be deemed to beneficially own the shares of Petrohawk common stock owned by each such person. Because Mr. Pallotta is the portfolio manager of TIC and TPT responsible for investment decisions with respect to the shares of Petrohawk common stock owned by such persons, Mr. Pallotta may be deemed to beneficially own the shares of Petrohawk common stock deemed beneficially owned by TIC and TPT.

[5]

See footnote 4. In Schedule 13G filed by the persons and entities identified in footnote 4, it is disclosed that Mr. Pallota has shared voting power and shared dispositive power with respect to 8,663,351 shares of Petrohawk common stock.

Security Ownership of Executive Officers and Directors

The following sets forth beneficial ownership of our common stock by each director and each nominee for director, each executive officer named in the Summary Compensation Table for 2006 set forth under “Executive Compensation—2006 Compensation Program—Summary Compensation Table for 2006”, and all directors and executive officers of the Company as a group, based upon information known to us as of April 16, 2007. The “Percent of Class” column below represents the percentage of outstanding shares of our common stock plus shares issuable upon exercise of all options, stock-settled stock appreciation rights, warrants and similar derivative securities that are currently exercisable or that may become exercisable within 60 days of April 16, 2007, assuming the stock options, stock-settled stock appreciation rights, warrants and similar derivative securities owned by all other stockholders are not exercised. As of April 16, 2007, there were 168,907,468 shares of our common stock outstanding, and an additional 7,081,190 option shares, stock-settled appreciation rights, warrants and similar derivative securities were exercisable within the 60 days. Unless otherwise indicated, the named person below has the sole voting and dispositive powers with respect to the shares of our common stock set forth opposite such person’s name. The total number also includes, where applicable, restricted shares of common stock granted to each non-employee director under Petrohawk’s Second Amended and Restated 2004 Non-Employee Director Incentive Plan, as amended, and the 2005 KCS Plan and restricted shares of common stock granted to each officer under the 2004 Petrohawk Plan. Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Floyd C. Wilson	4,307,733	[1]	2.55%
James W. Christmas	2,874,752	[2]	1.70%
Tucker S. Bridwell	664,093	[3]	*
Thomas R. Fuller	10,182	[4]	*
James L. Irish III	54,944	[5]	*

[1]

Includes options, warrants and/or similar derivative securities to purchase 1,499,195 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before June 15, 2007. Includes 2,120,000 shares of Petrohawk common stock pledged as security by Mr. Wilson.

[2]

Mr. Christmas has sole voting and dispositive power over 1,591,837 shares of Petrohawk common stock and shared voting and dispositive power over 360,252 shares of Petrohawk common stock. Includes 59,400 shares held in trust for Mr. Christmas’ children as to which Mr. Christmas disclaims any beneficial ownership. Includes options and/or similar derivative securities to purchase 863,263 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before June 15, 2007. Includes 1,952,089 shares of Petrohawk common stock in a margin account owned by Mr. Christmas.

[3]

Includes (a) 59,872 shares of Petrohawk common stock over which Mr. Bridwell has sole voting and sole dispositive power; (b) 256,612 shares of Petrohawk common stock and 53,522 shares of Petrohawk common stock underlying warrants over which Mr. Bridwell has sole voting and sole dispositive power; and (c) 234,618 shares of Petrohawk common stock and 59,469 shares of Petrohawk common stock underlying warrants over which Mr. Bridwell has shared voting and shared dispositive power. With respect to the shares and warrants described in subparagraph (b) in this footnote 3, Mr. Bridwell has sole voting and sole dispositive power over these shares and shares underlying warrants due to his position as President of Dian Graves Owen Foundation. With respect to the shares and shares underlying warrants described in subparagraph (c) in this footnote 3, Mr. Bridwell has shared voting and shared dispositive power with Mrs. Dian Graves Stai.

[4]	Mr. Fuller has an indirect interest in 2,000 shares of Petrohawk common stock.
[5]	Includes 5,947 shares of Petrohawk common stock underlying warrants.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Gary A. Merriman	36,720	[6]	*
Robert G. Raynolds	949,387	[7]	*
Robert C. Stone, Jr.	110,000	[8]	*
Christopher A. Viggiano	96,015	[9]	*
Shane M. Bayless	484,902	[10]	*
Larry L. Helm	473,410	[11]	*
Stephen W. Herod	553,202	[12]	*
William N. Hahne	1,132,404	[13]	*

[6]	Includes options and/or similar derivative securities to purchase 21,335 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before June 15, 2007.
[7]

Includes the following: (a) 17,617 shares held in trust established for the benefit of Mr. Raynolds’ children as to which Mr. Raynolds disclaims any beneficial ownership; (b) 797,532 shares held by a family trust for which Mr. Raynolds is a co-trustee and holds a remainder interest in such trust and has shared voting and investment power but disclaims beneficial ownership except to the extent of his pecuniary interest therein; and (c) 3,478 shares held by a SEP IRA over which Mr. Raynolds has sole voting and sole dispositive power. Also includes options and/or similar derivative securities to purchase 30,815 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before June 15, 2007.

[8]	Includes options and/or similar derivative securities to purchase 87,500 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before June 15, 2007.
[9]	Includes options and/or similar derivative securities to purchase 30,815 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before June 15, 2007.
[10]

Includes options and/or similar derivative securities to purchase 175,000 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before June 15, 2007 and 80,491 shares of Petrohawk common stock underlying warrants. Includes 53,334 shares of unvested restricted common stock of Petrohawk over which Mr. Bayless has sole power to vote but disposition rights are currently restricted.

[11]

Includes options and/or similar derivative securities to purchase 200,000 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before June 15, 2007 and 65,570 shares of Petrohawk common stock underlying warrants. Includes 53,334 shares of unvested restricted common stock of Petrohawk over which Mr. Helm has sole power to vote but disposition rights are currently restricted.

[12]

Includes options and/or similar derivative securities to purchase 175,000 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before June 15, 2007 and 107,321 shares of Petrohawk common stock underlying warrants. Includes 53,334 shares of unvested restricted common stock of Petrohawk over which Mr. Herod has sole power to vote but disposition rights are currently restricted.

[13]

Includes options and/or similar derivative securities to purchase 695,474 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before June 15, 2007. Includes 50,000 shares of unvested restricted common stock of Petrohawk over which Mr. Hahne has sole power to vote but disposition rights are currently restricted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Richard K. Stoneburner	396,600	[14]	*
All Executive Officers and Directors as a group (14 persons)	12,144,344		7.19%

[14]

Includes options and/or similar derivative securities to purchase 175,000 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before June 15, 2007 and 53,660 shares of Petrohawk common stock underlying warrants. Includes 53,334 shares of unvested restricted common stock of Petrohawk over which Mr. Stoneburner has sole power to vote but disposition rights are currently restricted.

*	The percentage of shares beneficially owned by each director or each executive officer does not exceed one percent of the shares of our common stock outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Prior to July 12, 2006, the date of the consummation of the merger of KCS and Petrohawk, our board of directors had nine (9) members: Floyd C. Wilson (Chairman), Tucker S. Bridwell, James L. Irish III, David B. Miller, Thomas R. Fuller, Daniel A. Rioux, Robert C. Stone, Jr., Herbert C. Williamson, III and David A.B. Brown. As of July 12, 2006, in accordance with the merger agreement and pursuant to the merger, (a) David A.B. Brown, David B. Miller, Daniel A. Rioux, and Herbert C. Williamson, III are no longer on our board of directors, and (b) our board of directors consists of James W. Christmas, Gary A. Merriman, Robert G. Raynolds, Christopher A. Viggiano, Floyd C. Wilson, Tucker S. Bridwell, James L. Irish III, Robert C. Stone, Jr., and Thomas R. Fuller. After consummation of the merger, seven of these nine directors (excluding Messrs. Wilson and Christmas) were determined to be “independent” directors as set forth in NASDAQ Marketplace Rule 4200(a)(15) and under federal law. The following directors who served on our board of directors during fiscal year 2006 prior to July 12, 2006 were also determined by our board of directors to be “independent” directors as set forth in NASDAQ Marketplace Rule 4200(a)(15) and under federal law: Messrs. Rioux, Brown and Williamson.

On February 28, 2007, we announced that we had applied to list our common stock on the New York Stock Exchange (NYSE) under the new symbol “HK”. Our listing application was approved by the NYSE and our common stock began trading on the NYSE on March 13, 2007, and our common stock is no longer traded on NASDAQ effective at the closing of the market on March 12, 2007. Prior to March 13, 2007, we were subject to the rules of NASDAQ applicable to NASDAQ listed companies, including the NASDAQ corporate governance rules. As of March 13, 2007, we have become subject to the rules of NYSE applicable to NYSE listed companies, including the NYSE corporate governance rules.

The current listing standards of the NYSE require our board to affirmatively determine the independence of each director and to disclose such determination in the proxy statement for each annual meeting of our stockholders. The board, at its meeting held on February 27, 2007, affirmatively determined that each of Messrs. Bridwell, Fuller, Irish, Merriman, Raynolds, Stone and Viggiano is an “independent director” with respect to Petrohawk under the independence standards of our corporate governance guidelines, adopted as of February 27, 2007 and described below, and under the corporate governance rules of the NYSE codified in Section 303A of the NYSE Listed Company Manual.

Our board established the following standards for determining director independence in our corporate governance guidelines:

A majority of the directors on our board must be “independent”. No director qualifies as “independent” unless the board affirmatively determines that the director has no “material relationship” with Petrohawk, either directly, or as a partner, shareholder or officer of an organization that has a relationship with Petrohawk. A “material relationship” is a relationship that the board determines, after a consideration of all relevant facts and circumstances, compromises the director’s independence from management. Our board’s determination of independence must be consistent with all applicable requirements of the NYSE, the SEC, and any other applicable legal requirements. Our board may adopt specific standards or guidelines for independence in its discretion from time to time, consistent with those requirements. As set forth in the NYSE Listed Company Manual Section 303A.02, our board must consider the following factors that preclude a finding by the board of a member’s or prospective member’s “independence” from Petrohawk:

1.	A director who is, or who has been within the last three years, an employee of Petrohawk (including in each case subsidiaries or parent entities in a consolidated group), or an immediate family member who is, or has been within the last three years, an executive officer, of Petrohawk;

2.	A director who has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from Petrohawk, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service); provided, that, compensation received by a director for former service as an interim Chairman or CEO or other executive officer need not be considered in determining independence under this test, and compensation received by an immediate family member for service as an employee of Petrohawk need not be considered in determining independence under this test;

3.	(A) A director or an immediate family member who is a current partner of a firm that is Petrohawk’s internal or external auditor; (B) a director who is a current employee of such a firm; (C) a director who has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (D) a director or an immediate family member who was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on Petrohawk’s audit within that time;

4.	A director or an immediate family member who is, or who has been within the last three years, employed as an executive officer of another company where any of Petrohawk’s present executive officers at the same time serves or served on that company’s compensation committee; and

5.	A director who is a current employee, or an immediate family member who is a current executive officer, of a company that has made payments to, or received payments from, Petrohawk for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

For purposes of determining “independence” of a director based on the tests set forth above, among other things, the following applies:

A.	In applying the test in section 5 above, both the payments and the consolidated gross revenues to be measured are those reported in the last completed fiscal year. The look-back provision for this test applies solely to the financial relationship between Petrohawk and the director or immediate family member’s current employer; Petrohawk does not need to consider former employment of the director or the immediate family member;

B.	For purposes of section 5 above, contributions to the tax exempt organizations are not considered “payments,” although Petrohawk still considers the “materiality” of any such relationship in determining the “independence” of a director.

C.	For purposes of determining “independence,” an “immediate family member” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than a domestic employee) who shares such person’s home, and does not include individuals who are no longer immediate family members as a result of legal separation or divorce, or those who have died or become incapacitated.

Our corporate governance guidelines set forth our policy with respect to qualifications of the members of the board, the standards of director independence, director responsibilities, board meetings, director access to management and independent advisors, director orientation and continuing education, management evaluation and succession, annual performance evaluation of the board, and executive sessions.

As discussed on page 3 of this Amendment, our board determined that Mr. Irish is an “independent director” under our corporate governance guidelines and under NYSE rules and federal law. In determining that Mr. Irish is an “independent director,” our board considered that Mr. Irish is of counsel to Thompson & Knight LLP which we have engaged for the purpose of obtaining legal advice. In concluding that this relationship did not result in a material relationship between Petrohawk and Mr. Irish, our board considered, among other things, that Mr. Irish is no longer actively engaged in the practice of law at Thompson & Knight LLP, and that the fees and expenses paid with respect to Thompson & Knight’s engagement by Petrohawk were not material to Thompson & Knight.

Certain Relationships and Related Party Transactions

In February 2006, we repurchased approximately 3.3 million shares of our common stock held EnCap Investments, L.P., an investment management and merchant banking firm focused on the upstream and midstream sectors of the oil and gas industry, and certain of its affiliates (collectively “EnCap”) at a price per share equal to the net proceeds per share that we received from a private offering of 13.0 million of our shares of common stock that closed on the same day as the EnCap repurchase. The approximately 3.3 million shares were repurchased by us for $46.2 million. The EnCap repurchase was approved by a majority of disinterested directors present at our December 28, 2005 board meeting, and those directors were Robert C. Stone, Jr., David A. B. Brown and Floyd C. Wilson.

Mr. James L. Irish III, an independent member of our board of directors, is of counsel to Thompson & Knight LLP, which we have engaged for the purpose of obtaining legal advice.

Related Party Transaction Review Policies and Procedures

A transaction or series of similar transactions to which we are a party in which the amount involved exceeds $120,000 and involves a director, executive officer, 5% holder or any immediate family members of these persons are generally evaluated by a special committee of disinterested directors formed by our board of directors to evaluate such transactions. In addition, our code of conduct provides that every employee should disclose any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest to our Chief Ethics Officer, and every member of our board should disclose any material transaction or relationship that could be expected to give rise to a conflict of interest to the chairman of the audit committee. The audit committee has the authority to evaluate any such conflicts of interest and recommend actions to be taken by our board in connection with such conflicts of interest or to report the existence of any such conflict of interest to the full board for it to take action.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP (“Deloitte”), our principal accounting firm, for the audit of our annual financial statements for the years ended December 31, 2005 and December 31, 2006, and fees for other services rendered by Deloitte during those periods. Except as set forth below, we paid all such fees.

	2006	2005
Audit Fees	$1,651,307	$1,210,150
Audit-Related Fees	$45,000	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Total	$1,696,307	$1,210,150

As used above, the following terms have the meanings set forth below:

Audit Fees. The fees for professional services rendered by Deloitte for the audit of our annual financial statements, for the review of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including but not limited to registration statements on Forms S-3, S-4 and S-8, for the years ended December 31, 2006 and December 31, 2005.

Audit-Related Fees. The fees for assurance and related services by Deloitte that are reasonably related to the performance of the audit or review of our financial statements and are not otherwise reported under “Audit Fees”. We engaged Deloitte for the following professional services that would be considered audit related services for the year ended December 31, 2006: services related to the audit of our 401(k) plan for the fiscal year 2006. The audit of our 401(k) plan for the year ended December 31, 2006 is expected to be performed by Deloitte in 2007, and consequently, we have not yet paid the amount of $45,000 which is expected to be incurred in connection with this audit. We did not engage Deloitte for any services that would be considered audit related services for the year ended December 31, 2005.

Tax Fees. The fees for professional services rendered by Deloitte for tax compliance, tax advice, and tax planning. We did not engage Deloitte for any professional services for tax compliance, tax advice or tax planning for the years ended December 31, 2006 and December 31, 2005.

All Other Fees. The fees for products and services provided by Deloitte, other than for the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” for the period in question. We did not engage Deloitte for any additional professional services other than as disclosed above for the years ended December 31, 2006 and December 31, 2005.

Audit Committee Pre-approval Policy

All audit fees, audit related fees and tax fees as described above for the years ended December 31, 2006 and December 31, 2005, as applicable, were pre-approved by our audit committee, which concluded that the provision of such services by Deloitte was compatible with the maintenance of Deloitte’s independence in the conduct of its auditing functions. Our audit committee’s pre-approval policy provides that pre-approval of all such services must be approved separately by the audit committee. The audit committee has not delegated any such pre-approval authority to anyone outside the audit committee. Each member of the audit committee has the authority to pre-approve non-audit services up to $50,000 to be performed by our auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (a)(2)

No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) Exhibits; (b) Exhibits

The following is a list of the exhibits filed or furnished with this report on Form 10-K/A. The full list of the exhibits to the Original Report can be found in the Exhibit Index which precedes immediately the exhibits filed or furnished with this Amendment.

Exhibit Number	Description of Exhibit
14.1	Code of Ethics for CEO and Senior Financial Officers

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer of Petrohawk Energy Corporation

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROHAWK ENERGY CORPORATION

Date: April 27, 2007	By:	/s/ FLOYD C. WILSON
Floyd C. Wilson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FLOYD C. WILSON Floyd C. Wilson	Chairman of the Board, President and Chief Executive Officer	April 27, 2007

/s/ SHANE M. BAYLESS Shane M. Bayless	Executive Vice President, Chief Financial Officer and Treasurer	April 27, 2007

/s/ MARK J. MIZE Mark J. Mize	Vice President, Chief Accounting Officer and Controller	April 27, 2007

/s/ JAMES W. CHRISTMAS James W. Christmas	Vice Chairman of the Board and Director	April 27, 2007

/s/ TUCKER S. BRIDWELL Tucker S. Bridwell	Director	April 27, 2007

/s/ THOMAS R. FULLER Thomas R. Fuller	Director	April 27, 2007

/s/ JAMES L. IRISH , III James L. Irish, III	Director	April 27, 2007

/s/ GARY A. MERRIMAN Gary A. Merriman	Director	April 27, 2007

/s/ ROBERT G. RAYNOLDS Robert G. Raynolds	Director	April 27, 2007

/s/ ROBERT C. STONE , JR. Robert C. Stone, Jr.	Director	April 27, 2007

/s/ CHRISTOPHER A. VIGGIANO Christopher A. Viggiano	Director	April 27, 2007

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 3, 2005 (and as amended through June 8, 2005), by and among Petrohawk Energy Corporation, Petrohawk Acquisition Corporation, and Mission Resources Corporation (Incorporated by reference to Annex A of our Registration Statement on Form S-4/A filed on June 22, 2005).

2.2	Agreement and Plan of Merger, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Ronald W. Crosby and Paige L. Crosby (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 24, 2004).

2.3	Agreement and Plan of Mergers, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on November 24, 2004).

2.4	Amendment to Agreement and Plan of Mergers among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby dated October 26, 2004 (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed on November 24, 2004).

2.5	Stock Purchase Agreement among Winwell Resources, Inc. and all of its Shareholders, as Sellers, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 20, 2005).

2.6	Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed December 20, 2005).

2.7	First Amendment to Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, effective as of December 14, 2005 (Incorporated by reference to Exhibit 2.7 of our Annual Report on Form 10-K filed March 14, 2006).

2.8	Assignment Agreement between Petrohawk Properties, L.P. and Petrohawk Energy Corporation effective January 27, 2006 (Incorporated by reference to Exhibit 2.8 of our Annual Report on Form 10-K filed March 14, 2006).

2.9	Purchase and Sale Agreement executed January 14, 2005, by and between Wynn-Crosby 1994, Ltd., et al., and Noble Royalties, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2005).

2.10	Amendment to Purchase and Sale Agreement executed on February 15, 2005, by and between Wynn-Crosby 1994, Ltd., et al., and Noble Royalties, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on March 3, 2005).

Exhibit No.	Description
2.11	Stock Purchase Agreement dated February 4, 2005 by and among Petrohawk Energy Corporation and Proton Oil & Gas Corporation, et al., (Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on March 3, 2005).

2.12	Purchase and Sale Agreement between Petrohawk Energy Corporation and Petrohawk Properties, LP, together, as Seller, and Northstar GOM, LLC, as Buyer dated February 3, 2006 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 9, 2006).

2.13	Amended and Restated Agreement and Plan of Merger executed as of May 16, 2006, and effective as of April 20, 2006 by and among KCS Energy, Inc., Petrohawk Energy Corporation and Hawk Nest Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed May 18, 2006).

3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.6	Amendment and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).

3.7	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

4.15	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.’s 7 1/8% senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2004).

4.16	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.’s Form 8-K filed on April 11, 2005).

4.17	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed July 17, 2006).

4.18	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed July 17, 2006).

4.19	Indenture dated July 12, 2006 among Petrohawk Energy Corporation, US. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to Petrohawk Energy Corporation’s 9 1/8% senior notes due 2013 (Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed July 17, 2006).

Exhibit No.	Description
4.20	First Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed July 17, 2006).

4.21	Registration Rights Agreement dated July 12, 2006 among Petrohawk Energy Corporation, the Guarantors named therein, and the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-4 filed September 1, 2006).

4.22	Registration Rights Agreement dated July 12, 2006 among Petrohawk Energy Corporation, the Guarantors named therein and the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4 filed September 1, 2006).

10.1†	The Petrohawk Energy Corporation Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on August 18, 2004).

10.2†	The Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005).

10.3†	Form of Stock Option Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed August 11, 2005).

10.4†	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.4 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.5†	Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.5 of our Second Quarter 2005 Form 10-Q Filed on August 11, 2005).

10.6†	The Petrohawk Energy Corporation Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed March 14, 2006).

10.7†	Form of Stock Option Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 4.2 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005).

10.8†	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.9†	Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.9 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.10†	Mission Resources Corporation 1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 of Mission Resources Corporation’s Registration Statement No. 33-76570 filed on March 17, 1994).

10.11†	Mission Resources Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit A of Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on October 21, 1996).

10.12†	Mission Resources Corporation 2004 Incentive Plan (Incorporated by reference to Appendix C to Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on March 30, 2004).

10.15†	Form of Director and Officer Indemnity Agreement (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed on March 31, 2005).

Exhibit No.	Description
10.18	Stock Purchase Agreement between Petrohawk Energy Corporation and EnCap Investments, L.P., et al., effective as of January 10, 2006 (Incorporated by reference to Exhibit 10.30 of our Annual Report on Form 10-K filed on March 14, 2006).

10.23	Second Amended and Restated Senior Revolving Credit Agreement dated July 12, 2006, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas, as administrative agent for the lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc., as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp., as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 17, 2006).

10.24	Amended and Restated Guarantee and Collateral Agreement dated July 12, 2006, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed July 17, 2006).

10.25	First Amendment to Second Amended and Restated Senior Revolving Credit Agreement, dated as of July 12, 2006, between Petrohawk Energy Corporation, each of the lenders from time to time party thereto, BNP Paribas, as administrative agent for the lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc., as co-syndication agents for the lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp., as co-documentation agents for the lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2006).

10.26†	First Amendment to the Petrohawk Energy Corporation Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed August 9, 2006).

10.27†	First Amendment to the Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed August 9, 2006).

10.28†	KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit (10)iii to KCS Energy, Inc.’s Annual Report on Form 10-K filed April 2, 2001), as amended by the Amendment to the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.4 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.29†	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.6 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.30†	Form of Directors Supplement Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.7 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.31†	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.8 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.32†	Form of Restricted Stock Award Agreement (with accelerated vesting provision) under 2001 KCS Energy, Inc. Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.9 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

Exhibit No.	Description
10.33†	KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 4.8 to KCS Energy, Inc.’s Registration Statement on Form S-8 (File No. 333-125690) filed June 10, 2005), as amended by the First Amendment to KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.1 to KCS Energy, Inc.’s Current Report on Form 8-K filed May 19, 2005).

10.34†	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan and related Stock Option Exercise Agreement (Incorporated by reference to Exhibit 10.3 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.35†	Form of Supplemental Stock Option Agreement for Non-Employee Directors under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.4 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.36†	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Director’s Stock Plan (without accelerated vesting provision) and related Restricted Stock Award Certificate (Incorporated by reference to Exhibit 10.5 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.37†	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (with accelerated vesting provision) and related Restricted Stock Award Certificate (Incorporated by reference to Exhibit 10.6 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.38†	Form of Amended and Restated Performance Share Award Certificate under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed November 3, 2006).

10.39†	Form of Amendment to Restricted Stock Agreement under the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.5 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.40†	Form of Amendment to Supplemental Stock Option Agreement under KCS Energy, Inc.’s 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.5 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.41†**	Executive Employment Agreement Form A for certain executives and Petrohawk Energy Corporation.

10.42†**	Executive Employment Agreement Form B for certain executives and Petrohawk Energy Corporation.

10.43†**	Amendment No. 2 to the KCS Energy, Inc. 2005 Employees and Directors Stock Plan.

10.44†**	Amendment No. 2 to the KCS Energy, Inc. 2001 Employees and Directors Stock Plan.

10.45†**	Amendment No. 1 to the Mission Resources Corporation 1996 Stock Incentive Plan.

12.1**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

14.1*	Code of Ethics for CEO and Senior Financial Officers.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Deloitte & Touche LLP.

23.2**	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1**	Netherland, Sewell & Associates, Inc. Reserve Report

*	Filed herewith.
**	Previously filed with the Annual Report on Form 10-K filed on February 28, 2007.
†	Indicates each management contract or compensatory plan or arrangement.

The registrant has not filed with this report copies of the instruments defining rights of all holders of long-term debt of the registrant and its consolidated subsidiaries based upon the exception set forth in Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.