Form 10-Q
period 2007-03-31
PETROHAWK ENERGY CORP
filed 2007-05-10
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

As of May 7, 2007 the Registrant had 169,587,105 shares of Common Stock, $.001 par value, outstanding.

Special note regarding forward-looking statements

This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements may include, among others, statements reflecting the following:

•	our growth strategies;

•	anticipated trends in our business;

•	our future results of operations;

•	our ability to make or integrate acquisitions;

•	our liquidity and ability to finance our exploration, acquisition and development activities;

•	our ability to successfully and economically explore for and develop oil and natural gas resources;

•	market conditions in the oil and natural gas industry;

•	the impact of government regulation;

•	planned capital expenditures;

•	increases in oil and natural gas production;

•	our financial position, business strategy and other plans and objectives for future operations;

•	reserve and production estimates;

•	future financial performance; and

•	other matters that are discussed in our filings with the United States Securities and Exchange Commission.

We identify forward-looking statements by use of terms such as “expect,” “anticipate,” “estimate,” “plan,” “believe,” “intend,” “will,” “continue,” “potential,” “should,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report, as well as those described in the 2006 Form 10-K, as amended, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, as well as the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed consolidated financial statements (unaudited)

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Operating revenues:
Oil and gas	$209,243	$103,006
Operating expenses:
Production:
Lease operating	15,876	11,549
Workover and other	2,177	719
Taxes other than income	13,650	8,298
Gathering, transportation and other	7,424	1,872
General and administrative	15,601	6,688
Depletion, depreciation and amortization	95,838	37,450

Total operating expenses	150,566	66,576

Income from operations	58,677	36,430
Other (expenses) income:
Net (loss) gain on derivative contracts	(58,933)	24,803
Interest expense and other	(30,750)	(9,072)

Total other (expenses) income	(89,683)	15,731

(Loss) income before income taxes	(31,006)	52,161
Income tax benefit (provision)	11,591	(19,222)

Net (loss) income	(19,415)	32,939
Preferred dividends	—	(108)

Net (loss) income available to common stockholders	$(19,415)	$32,831

(Loss) earnings per share of common stock:
Basic	$(0.12)	$0.40

Diluted	$(0.12)	$0.39

Weighted average shares outstanding:
Basic	167,306	81,961

Diluted	167,306	84,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
Current assets:
Cash	$5,944	$5,593
Accounts receivable	154,797	155,582
Current portion of deferred income taxes	17,163	—
Receivables from derivative contracts	11,942	68,234
Prepaid expenses and other	14,777	17,303

Total current assets	204,623	246,712

Oil and gas properties (full cost method):
Evaluated	3,205,128	2,901,649
Unevaluated	438,463	537,611

Gross oil and gas properties	3,643,591	3,439,260
Less—accumulated depletion	(473,717)	(379,017)

Net oil and gas properties	3,169,874	3,060,243

Other operating property and equipment:
Gas gathering system and equipment	1,512	1,512
Other	9,393	8,030

Gross other operating property and equipment	10,905	9,542
Less—accumulated depreciation	(4,435)	(3,742)

Net other operating property and equipment	6,470	5,800

Other noncurrent assets:
Goodwill	939,194	938,584
Debt issuance costs, net of amortization	14,309	14,987
Receivables from derivative contracts	1,699	6,995
Other	6,262	6,335

Total assets	$4,342,431	$4,279,656

Current liabilities:
Accounts payable and accrued liabilities	$266,362	$295,951
Current portion of deferred income taxes	—	22,382
Liabilities from derivative contracts	19,290	7,986
Current portion of long-term debt	4,285	5,700

Total current liabilities	289,937	332,019

Long-term debt	1,415,904	1,326,239
Liabilities from derivative contracts	13,882	11,803
Asset retirement obligations	46,297	45,326
Deferred income taxes	659,156	633,883
Other noncurrent liabilities	3,266	2,042
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock: 300,000,000 shares of $.001 par value authorized; 169,525,089 and 168,486,732 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	170	169
Additional paid-in capital	1,848,921	1,843,862
Retained earnings	64,898	84,313

Total stockholders’ equity	1,913,989	1,928,344

Total liabilities and stockholders’ equity	$4,342,431	$4,279,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(19,415)	$32,939
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	95,838	37,450
Deferred income tax (benefit) provision	(11,591)	19,222
Stock-based compensation	2,888	644
Net unrealized loss (gain) on derivative contracts	74,971	(30,955)
Net realized (gain) loss on derivative contracts acquired	(2,440)	4,496
Other	1,355	(179)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	785	20,029
Prepaid expenses and other	2,526	341
Accounts payable and accrued liabilities	(9,437)	(29,383)
Other	(208)	(683)

Net cash provided by operating activities	135,272	53,921

Cash flows from investing activities:
Oil and gas capital expenditures	(224,496)	(51,257)
Acquisition of Winwell Resources, Inc., net of cash acquired of $14,965	—	(172,275)
Acquisition of oil and gas properties	(1,574)	(86,236)
Proceeds received from sale of oil and gas properties	—	47,573
Other	(262)	22,197

Net cash used in investing activities	(226,332)	(239,998)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,400	524
Proceeds from issuance of common stock	—	188,500
Acquisition of common stock	—	(46,200)
Proceeds from borrowings	249,000	285,000
Repayment of borrowings	(161,415)	(235,000)
Net realized gain (loss) on derivative contracts acquired	2,440	(4,496)
Offering costs	—	(10,307)
Dividends paid on 8% cumulative preferred stock	—	(111)
Other	(14)	(1,102)

Net cash provided by financing activities	91,411	176,808

Net increase (decrease) in cash	351	(9,269)
Cash at beginning of period	5,593	12,911

Cash at end of period	$5,944	$3,642

The accompanying notes are an integral part to these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

During interim periods, Petrohawk Energy Corporation (referred to as Petrohawk or the Company) follows the same accounting policies disclosed in its Report on Form 10-K, as amended, for the preceding fiscal year with the exception of additional unevaluated property disclosure in Note 3, “Oil and Gas Properties”, and the adoption of Financial Interpretation No. 48, Accounting for uncertainty in Income Taxes—an Interpretation of FASB 109” as described in “Recently Issued Accounting Pronouncements” below. Please refer to the footnotes in the Form 10-K, as amended, when reviewing interim financial results.

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and results of operations for, the periods presented. Interim period results are not necessarily indicative of results of operations or cash flows for the full year.

On July 12, 2006, the Company completed its merger with KCS Energy, Inc. (KCS). Refer to Note 2, “Acquisitions and Divestitures”, for more details on the Company’s merger with KCS and various related transactions.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective January 1, 2008. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for the Company on January 1, 2008. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.

During July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. As a result, the Company adopted FIN 48 effective January 1, 2007. The adoption of this pronouncement did not materially impact the Company’s operating results, financial position or cash flows. See “Income Taxes” below for further information.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Stock-Based Compensation

In January 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used. The Company used the modified prospective application method as detailed in SFAS 123(R).

As allowed by SFAS 123(R), the Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options and stock settled stock appreciation rights granted upon adoption of SFAS 123(R).

The assumptions used in the fair value method calculation for the three months ended March 31, 2007 and 2006 are disclosed in the following table:

	Three Months Ended March 31,
	2007(1)		2006
Weighted average value per option granted during the period(2)	$3.58		$4.07
Assumptions(3):
Stock price volatility	38.0%		35.0%
Risk free rate of return	4.4%		4.4%
Expected term	3.0	years	3.0	years

(1)	The Company’s estimated future forfeiture rate is 5%.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	The Company does not pay dividends on its common stock.

Income Taxes

In July 2006, the FASB issued FIN 48, which creates a single model to address accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more likely than not” recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.

FIN 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. The Company includes interest and penalties relating to uncertain tax positions within interest expense and other on the Company’s consolidated statement of operations.

The Company adopted the provisions of FIN 48 effective January 1, 2007 which did not have a material impact on the Company’s operating results, financial position or cash flows. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Included in the Company’s consolidated balance sheet at January 1, 2007 is approximately $2.1 million of liabilities associated with uncertain tax positions in the jurisdictions in which it conducts business offset by reductions to existing deferred tax liabilities. This amount includes $0.1 million of accrued interest and penalties. No material amounts have been identified to date that would impact the Company’s effective tax rate. The Company does not anticipate material changes to liabilities related to such uncertain tax positions within the next twelve months.

The Company’s tax years 2003 through 2006 are either currently under audit or remain open and subject to examination by federal tax authorities or the tax authorities in Arkansas, Louisiana, New Mexico, Oklahoma and Texas, which are the most significant jurisdictions in which the Company operates. In certain of these jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination. Additionally, it is important to note that years are technically open for examination until the statute of limitations in each respective jurisdiction expires.

Tax audits may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which may be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated for changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates.

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

Upon the closing of the merger, KCS stockholders became entitled to receive a combination of $9.00 cash and 1.65 shares of Petrohawk common stock for each share of KCS common stock. At the time of the merger, there were approximately 50.0 million shares of unrestricted KCS common stock outstanding that converted into approximately 82.6 million shares of unrestricted Petrohawk common stock. Total consideration for the shares of KCS common stock was comprised of approximately $1.1 billion of Petrohawk common stock, calculated based on the five day trading average of Petrohawk’s common stock bracketing the merger announcement date, or $13.44, approximately $450 million of cash and the assumption of $275 million of KCS debt. In addition, all outstanding options to purchase KCS common stock and restricted shares of KCS common stock were converted into options to purchase the Company’s common stock or restricted shares of the Company’s common stock using an exchange ratio of approximately 2.3706 shares of Petrohawk common stock to one share of KCS common stock.

The merger was accounted for using the purchase method of accounting under the accounting standards established in SFAS No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result, the assets and liabilities of KCS were first reported in the Company’s September 30, 2006 consolidated balance sheet. The Company reflected the results of operations of KCS beginning July 12, 2006. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at July 12, 2006, which primarily consisted of oil and natural gas properties of $1.6 billion, asset retirement obligations of $15.1 million, a deferred income tax liability of $421.6 million, a deferred income tax asset of $49.1 million and goodwill of $767.1 million. The deferred income tax liability recognizes the difference

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

between the tax basis and the fair value of the acquired oil and natural gas properties. The recorded book value of the oil and natural gas properties was increased and goodwill was recorded to recognize this tax basis differential, none of which is deductible for tax purposes. The deferred income tax asset pertains to net operating loss carry-forwards and alternative minimum tax credits in the amounts of $44 million, net of tax, and $5.1 million, respectively.

Pro Forma Results of Operations for the Company’s Merger with KCS

The Company’s unaudited pro forma results of operations for the three months ended March 31, 2006 are presented below to illustrate the approximate pro forma effects on the Company’s results of operations under the purchase method of accounting as if the Company had completed its merger with KCS on January 1, 2006. The unaudited pro forma results of operations do not purport to represent what the results of operations would actually have been if the merger had in fact occurred on such date or to project the Company’s results of operations for any future date or period.

Three Months Ended March 31, 2006
(In thousands, except per share amounts)
Pro forma:
Oil and gas sales	$211,877
Net income available to common stockholders	$74,527
Basic earnings per share	$0.45
Diluted earnings per share	$0.45

North Louisiana Acquisitions

On January 27, 2006, the Company completed the acquisition of all of the issued and outstanding common stock of Winwell Resources, Inc. (Winwell). The aggregate consideration paid was approximately $208 million in cash after certain closing adjustments.

The Winwell acquisition was accounted for using the purchase method of accounting under the accounting standards established in SFAS 141 and SFAS 142. As a result, the assets and liabilities of Winwell were first reported in the Company’s March 31, 2006 consolidated balance sheet. The Company reflected the results of operations of Winwell beginning January 27, 2006. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at January 27, 2006, which primarily consisted of oil and natural gas properties of $219.8 million, asset retirement obligations of $0.5 million, a net deferred tax liability of $78.9 million, and goodwill of $33.5 million. The deferred income tax liability recognizes the difference between the tax basis and the fair value of the acquired oil and natural gas properties. The recorded book value of the oil and natural gas properties was increased and goodwill was recorded to recognize this tax basis differential, none of which is deductible for tax purposes.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

4. LONG-TERM DEBT

Long-term debt as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Senior revolving credit facility	$384,000	$295,000
9 1/8% $650 million senior notes(1)	642,396	642,176
9 1/8% $125 million senior notes(2)	126,300	126,338
7 1/8% $275 million senior notes(3)	262,954	262,471
9 7/8% senior notes	254	254

	$1,415,904	$1,326,239

(1)

Amount includes a $7.6 million and $7.8 million discount at March 31, 2007 and December 31, 2006, respectively, recorded by the Company in conjunction with the issuance of the notes. See “9 1/8% Senior Notes” below for more details.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(2)	Amount includes a $1.3 million premium at March 31, 2007 and December 31, 2006, recorded by the Company in conjunction with the issuance of the notes. See “9 1/8% Senior Notes” below for more details.
(3)

Amount includes a $12.0 million and $12.5 million discount at March 31, 2007 and December 31, 2006, respectively, recorded by the Company in conjunction with the assumption of the notes. See “7 1/8% Senior Notes” below for more details.

Senior Revolving Credit Facility

In connection with the Company’s merger with KCS, the Company amended and restated its senior revolving credit facility. The facility provides for a $1 billion commitment with a borrowing base that will be redetermined on a semi-annual basis. The Company and the lenders each have the right to one annual interim unscheduled redetermination to adjust the borrowing base based on the Company’s oil and natural gas properties, reserves, other indebtedness and other relevant factors. At March 31, 2007, the borrowing base was $710 million. The Company and the lenders completed a redetermination on May 8, 2007 and the borrowing base was increased to $750 million. Also, on May 8, 2007 the Company entered into an amendment to its senior revolving credit facility that would permit it to refinance the 2012 Notes. Amounts outstanding bear interest at specified margins over LIBOR of 1.00% to 1.75% for Eurodollar loans or at specified margins over ABR of 0.00% to 0.50% for ABR loans. Such margins fluctuate based on the utilization of the facility. Borrowings are secured by first priority liens on substantially all of the Company’s assets and all of the assets of, and equity interest in, the Company’s subsidiaries. Amounts drawn on the facility will mature on July 12, 2010.

The revolving credit facility contains customary financial and other covenants, including minimum working capital levels, minimum coverage of interest expense, and a maximum leverage ratio. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. At March 31, 2007, the Company was in compliance with all of its debt covenants under the revolving credit facility.

7 1/8% Senior Notes

Upon effectiveness of the Company’s merger with KCS, the Company assumed (pursuant to the Second Supplemental Indenture relating to the 7 1/8% Senior Notes, also referred to as the 2012 Notes), and subsidiaries of the Company guaranteed (pursuant to the Third Supplemental Indenture relating to such notes), all the obligations (approximately $275 million) of KCS under the 2012 Notes and the Indenture dated April 1, 2004 (the 2012 Indenture) among KCS, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, which governs the terms of the 2012 Notes. Interest on the 2012 Notes is payable semi-annually, on each April 1 and October 1. On or after April 1, 2008, the Company may redeem all or a portion of the 2012 Notes. If the notes are redeemed during any 12-month period beginning on April 1 of the year indicated below, the Company must pay 100% of the principal price, plus a specified premium (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, to the applicable redemption date:

Year	Percentage
2008	103.568
2009	101.784
2010	100.000
2011	100.000
2012	100.000

The 2012 Indenture contains a provision requiring the Company to offer to purchase the 2012 Notes at 101% of face value in the event of a change of control (as defined in the 2012 Indenture). Certain 2012 Note holders have alleged that the merger with KCS constituted a change of control as set forth in the 2012 Indenture. Based upon consultation with counsel, the Company does not believe that a change of control occurred. See Note 6, “Commitments and Contingencies” for more details. At March 31, 2007, the Company was in compliance with all of its debt covenants under the 7 1/8% Senior Notes.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In conjunction with the assumption of the 2012 Notes, the Company recorded a discount of $13.6 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount is $12.0 million at March 31, 2007.

The 2012 Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries. Petrohawk Energy Corporation, the issuer of the Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

9 1/8% Senior Notes

On July 12, 2006 and July 27, 2006, the Company consummated private placements of $650 million and $125 million, respectively, of 9 1/8% Senior Notes, also referred to as the 2013 Notes, pursuant to an Indenture dated as of July 12, 2006 (2013 Indenture) and First Supplemental Indenture to the 2013 Notes (the 2013 First Supplemental Indenture), among the Company, the Company’s subsidiaries named therein as guarantors, and U.S. Bank National Association, as trustee. The first tranche of $650 million in 2013 Notes were issued at 98.735% of the face amount for gross proceeds of approximately $642.0 million, before estimated offering expenses and the initial purchasers’ discount. The Company applied a portion of the net proceeds from the initial sale to fund the cash consideration paid by the Company to the KCS stockholders in connection with the Company’s merger with KCS and the Company’s repurchase of the 9 7/8% Senior Notes due 2011 pursuant to a tender offer the Company concluded in July 2006. The additional $125 million in 2013 Notes were issued pursuant to the same Indenture at 101.125% of the face amount. The Company applied the net proceeds from the sale of the additional 2013 Notes to repay indebtedness outstanding under its senior revolving credit facility.

The 2013 Notes bear interest at the rate of 9.125% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2007. The 2013 Notes mature on July 15, 2013. The 2013 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness, including the 2012 Notes. The 2013 Notes rank effectively subordinate to the Company’s secured debt to the extent of the collateral, including secured debt under the revolving credit facility, and senior to any future subordinated indebtedness. The 2013 Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries. Petrohawk Energy Corporation, the issuer of the Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

On or before July 15, 2009, the Company may redeem up to 35% of the aggregate principal amount of the 2013 Notes with the net cash proceeds of certain equity offerings at a redemption price of 109.13% of the principal amount plus accrued interest and unpaid interest to the redemption date provided that: (i) at least 65% in aggregate principal amount of the 2013 Notes remain outstanding immediately after the redemption; and (ii) each redemption must occur within 90 days of the date of the closing of the related equity offering.

In addition, on or before July 15, 2010, the Company may redeem all or part of the 2013 Notes, at a redemption price equal to the sum of (i) the principal amount, plus (ii) accrued and unpaid interest, if any, to the redemption date, plus (iii) the make whole premium at the redemption date.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

At March 31, 2007, the Company was in compliance with all of its debt covenants relating to the 2013 Senior Notes.

In conjunction with the issuance of the $650 million 2013 Notes, the Company recorded a discount of $8.2 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount was $7.6 million at March 31, 2007. In conjunction with the issuance of the $125 million 2013 Notes, the Company recorded a premium of $1.4 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized premium was $1.3 million at March 31, 2007.

9 7/8% Senior Notes

On April 8, 2004, Mission Resources Corporation issued $130.0 million of its 9 7/8% senior notes due 2011 (the 2011 Notes). The Company assumed these notes upon the closing of the Company’s merger with Mission. In conjunction with the Company’s merger with KCS, the Company extinguished substantially all of its 2011 Notes for a premium of $14.9 million plus accrued interest of $3.5 million. There were approximately $0.3 million of the notes which were not redeemed and were still outstanding as of March 31, 2007. In connection with the extinguishment of substantially all of the 2011 Notes, the Company requested and received from the noteholders consent to eliminate most significant debt covenants associated with the 2011 Notes.

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt. At March 31, 2007, the Company had approximately $14.3 million of net debt issuance costs being amortized over the lives of the respective debt.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The Company recorded the following activity related to the ARO liability for the three months ended March 31, 2007:

(In thousands)
Liability for asset retirement obligation as of December 31, 2006	$45,326
Liabilities settled and divested	(4)
Additions	531
Accretion expense	444

Liability for asset retirement obligation as of March 31, 2007	$46,297

6. COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued based on the Company’s best estimate of the potential loss. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, the Company’s management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the Company’s consolidated operating results, financial position or cash flows.

In connection with the Company’s merger with KCS, it assumed by operation of law all liabilities of KCS, including the 2012 Notes, which were originally issued by KCS in April 2004. U.S. Bank National Association served as Trustee under the indenture governing the 2012 Notes (the 2012 Indenture) from and after the date of issuance until October 13, 2006, when the Company believes it resigned.

Prior to the merger, the Company carefully considered the Change of Control provisions of the 2012 Indenture and, at the consummation of the merger, the Company concluded that the transaction did not trigger a Change of Control based upon the facts and the specific language of the 2012 Indenture. Consequently, the Company did not make a Change of Control Offer within 30 days of the merger.

On September 14, 2006, Law Debenture Trust Company of New York filed suit in the Court of Chancery of the State of Delaware, New Castle County, against the Company, members of its board of directors, certain of its officers, KCS and certain former members of the board of directors and past management of KCS, based on the assertion that a Change of Control occurred as a consequence of the Company’s merger with KCS and requesting, among other things, that the Company offer to repurchase the 2012 Notes at 101% face value. The Company filed a motion to dismiss Law Debenture’s complaint. On December 27, 2006, Law Debenture served an amended complaint dropping all of the individual defendants from the suit and one of the claims it previously asserted against the Company and KCS. The Company has moved to dismiss the amended complaint and oral argument was held on its motion to dismiss on April 17, 2007. The Company intends to vigorously defend itself against these claims and to aggressively pursue all legal remedies available to it.

Prior to the acquisition of Mission Resources Corporation by the Company, Mission entered into agreements with a surety company and other third parties. All parties involved agreed to be jointly and severally liable to the

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

surety company for certain liabilities arising under the agreement and limited to approximately $35 million. As of March 31, 2007, there have been no payments made, or liabilities recorded, as a result of these agreements.

Rig Commitments

In its Form 10-K, as amended, for the year ended December 31, 2006, the Company disclosed that it had nine drilling rigs under contract for a total commitment over four years of $78.9 million. During the three months ended March 31, 2007, drilling rig commitments increased by $8.3 million due to a new three year long-term rig commitment that will be utilized in North Louisiana.

7. DERIVATIVE ACTIVITIES

Periodically, the Company enters into derivative commodity instruments to hedge its exposure to price fluctuations on anticipated oil and natural gas production. Under collar arrangements, if the index price rises above the ceiling price, the Company pays the counterparty. If the index price falls below the floor price, the counterparty pays the Company. Under price swaps, the Company is required to make payments to, or receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for each respective period. Under put options, the Company pays a fixed premium to lock in a specified floor price. If the index price falls below the floor price, the counterparty pays the Company net of the fixed premium. If the index price rises above floor price, the Company pays the fixed premium. The Company does not elect hedge accounting for accounting purposes, and accordingly, recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.

At March 31, 2007, the Company had 94 open positions summarized in the tables below: 69 natural gas price collar arrangements, 10 natural gas price swap arrangements, two natural gas put options, two crude oil price swap arrangements and 11 crude oil collar arrangements. At March 31, 2007, the Company had a $13.6 million derivative asset, $11.9 million of which is classified as current, and a $33.2 million derivative liability, $19.3 million of which is classified as current. The weighted average of the forward strip prices used to value the derivative liability were $68.92 per barrel of oil (Bbl) and $8.46 per million British thermal unit (Mmbtu) of natural gas. The Company recorded a net derivative loss of $58.9 million ($74.9 million unrealized loss net of $16.0 gain for cash received on settled contracts) for the three months ended March 31, 2007.

At December 31, 2006, the Company had 94 open positions: 73 natural gas price collar arrangements, six natural gas price swap arrangements, two natural gas put options, two crude oil price swap arrangements and 11 crude oil collar arrangements. At December 31, 2006, the Company had a $75.2 million derivative asset, $68.2 million of which is classified as current, and a $19.8 million derivative liability, $8.0 million of which is classified as current. The weighted average of the forward strip prices used to value the derivative liability were $65.40 per Bbl and $7.29 per Mmbtu of natural gas. The Company recorded a net derivative gain of $24.8 million for the three months ended March 31, 2006.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Natural Gas

At March 31, 2007, the Company had the following natural gas costless collar positions:

	Collars
		Floors		Ceilings
Period	Volume in Mmbtu’s	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
April 2007 – December 2007	43,415,000	$5.30 – $8.50	$7.03	$7.12 – $15.35	$11.11
January 2008 – December 2008	32,820,000	5.00 – 8.00	7.04	6.45 – 19.15	10.74

At March 31, 2007, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in Mmbtu’s	Price / Price Range	Weighted Average Price
April 2007 – December 2007	10,495,000	$6.06 – $8.80	$7.85

At March 31, 2007, the Company had the following natural gas put options:

	Floors
Period	Volume in Mmbtu’s	Weighted Average Price
April 2007 – December 2007	5,450,000	$8.00

The Company has recorded a deferred premium liability of $4.3 million of long-term debt which has been classified as current at March 31, 2007 based on a weighted average deferred premium of $0.79 per Mmbtu in 2007. The natural gas put option contracts contain deferred premiums that will be paid as the contracts expire.

Crude Oil

At March 31, 2007, the Company had the following crude oil costless collar positions:

	Collars
		Floors		Ceilings
Period	Volume in Bbls	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
April 2007 – December 2007	1,298,000	$35.00 – $70.00	$63.03	$43.20 – $90.10	$81.59
January 2008 – December 2008	792,000	34.00 – 70.00	64.96	45.30 – 85.05	80.26

At March 31, 2007, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbls	Price / Price Range	Weighted Average Price
April 2007 – December 2007	27,000	$63.85	$63.85
January 2008 – December 2008	144,000	38.10	38.10

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

8. STOCKHOLDERS’ EQUITY

In conjunction with the Company’s merger with KCS on July 12, 2006, the Company issued approximately 83.8 million shares of its common stock as consideration to the former stockholders of KCS.

In connection with the North Louisiana Acquisitions, on February 1, 2006, the Company issued and sold 13.0 million shares of its common stock for $14.50 per share, for an aggregate offering amount of approximately $188.5 million. The Company received approximately $180.4 million in net proceeds from the offering. Contemporaneously with the offering, the Company agreed to repurchase, and EnCap Investments, L.P., and certain of its affiliates, agreed to sell, approximately 3.3 million shares for $46.2 million, which represents a price equal to the net proceeds received for those 3.3 million shares by the Company from the offering. The common stock was offered and sold pursuant to private placement exemptions from registration provided by Rule 506 of Regulation D, under Section 4(2) of the Act, Regulation S of the Act and similar exemptions under state law. Shares of the common stock were offered and sold only to “accredited investors” (as defined in Rule 501(a) of the Act) and non-United States persons pursuant to the offers and sales outside the United States within the meaning of Regulation S under the Act. The placement agents received a cash payment of approximately $7.7 million as compensation for services provided in connection with the offering and to reimburse them for certain expenses.

Stock Appreciation Rights

Though not utilized during 2006, the Company’s 2004 Employee Incentive Plan permits awards of stock appreciation rights. A stock appreciation right is similar to a stock option, in that it represents the right to realize the increase in market price, if any, of a fixed number of shares over the grant value of the right, which is equal to the market price of the Company’s common stock on the date of grant. However, to realize the value of a stock option the holder must pay the exercise price in exchange for shares of stock underlying the option, the value embodied by the stock appreciation right, if any, are settled in exchange for shares of common stock valued on the date of settlement. Stock appreciation rights vest one-third annually after the original grant date. The term is ten years from the date of grant, which is the maximum term permitted under the 2004 Plan. At the end of the term, the right to receive the value of the stock appreciation right expires.

During the three months ended March 31, 2007, the Company granted stock appreciation rights covering 1.4 million shares of common stock to employees of the Company. The stock appreciation rights have an exercise price of $11.64 and vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At March 31, 2007, the unrecognized compensation expense related to non-vested stock appreciation rights totaled $4.6 million.

Stock Options

The Company did not award any stock options to employees during the three months ended March 31, 2007.

During the first quarter of 2006, the Company granted stock options covering 0.8 million shares of common stock to employees of the Company. The options have exercises prices ranging from $12.74 to $16.04 with a weighted average price of $14.03. These options vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At March 31, 2007, the unrecognized compensation expense related to non-vested stock options totaled $4.0 million.

Restricted Stock

During the three months ended March 31, 2007, the Company granted 0.7 million shares of restricted stock to employees of the Company. These restricted shares were granted at prices ranging from $11.64 to $12.26 with a weighted average price of $11.64.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

During the first quarter of 2006, the Company granted 0.2 million shares of restricted common stock to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $12.74 to $16.04 with a weighted average price of $15.62.

Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and the non-employee directors’ shares vest six-months from the date of grant. At March 31, 2007, the unrecognized compensation expense related to non-vested restricted stock totaled $15.0 million.

Performance Shares

In conjunction with the Company’s merger with KCS, the Company adopted a plan under which performance share awards are granted under the KCS Energy, Inc. 2005 Employee and Directors Stock Plan. Performance awards contain a contingent right to receive shares of common stock. The grantee would earn between 0% and 200% of the target amount of performance shares upon the achievement of pre-determined objectives over a three-year performance period. The objectives relate to the Company’s total stockholder return (as defined in the form of performance share agreement) as compared to the total stockholder return of a group of peer companies during the performance period. The Company does not anticipate the issuance of any additional performance share awards in future periods. The fair value of the awards using a Monte Carlo technique was $10.89 per share.

Series B Preferred Stock

In connection with the acquisition of Wynn-Crosby on November 23, 2004, the Company issued and sold 2.58 million shares of Series B 8% Automatically Convertible Preferred Stock (Series B Preferred Stock) for $77.50 per share, for an aggregate offering amount of approximately $200 million. The Company received approximately $185 million in net proceeds from the offering. The Series B Preferred Stock was offered and sold pursuant to private placement exemption from registration provided in Rule 506 of Regulation D under Section 4(2) of the Act and similar exemptions under state law.

On December 31, 2004 each outstanding share of the Series B Preferred Stock converted into ten shares of common stock. Accordingly, 2.6 million shares of the Company’s Series B Preferred Stock converted into 25.8 million shares of common stock.

9. RELATED PARTY TRANSACTIONS

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

10. NET (LOSS) EARNINGS PER COMMON SHARE

The following represents the calculation of net (loss) earnings per common share:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Basic
Net (loss) income	$(19,415)	$32,939
Less: preferred dividends	—	(108)

Net (loss) income available to common stockholders	$(19,415)	$32,831

Weighted average number of shares	167,306	81,961

Basic (loss) earnings per common share	$(0.12)	$0.40

Diluted
Net (loss) income	$(19,415)	$32,831
Plus: preferred dividends	—	108

Net (loss) income available to common stockholders	$(19,415)	$32,939

Weighted average number of shares	167,306	81,961
Common stock equivalent shares representing shares issuable upon exercise of stock options	—	650
Common stock equivalent shares representing shares issuable upon exercise of warrants	—	1,314
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	—	294

Weighted average number of shares used in calculation of diluted (loss) income per common share	167,306	84,219

Diluted (loss) earnings per common share	$(0.12)	$0.39

The following common stock equivalents were not included in the computation for diluted net (loss) earnings per common share because their effects would be antidilutive:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Common Stock Equivalents:
Options and stock appreciation rights	887	958
Warrants	18	—

	905	958

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Accounts receivable:
Oil and gas sales	$104,928	$107,003
Joint interest accounts	43,230	37,056
Income taxes receivable	5,570	5,453
Other	1,069	6,070

	$154,797	$155,582

Accounts payable and accrued liabilities:
Trade payables	33,808	$31,565
Revenues and royalties payable to others	72,707	69,383
Accrued capital costs	87,511	111,252
Accrued interest expense	27,231	40,906
Operator prepayment liability	13,675	5,839
Accrued lease operating expenses	7,468	10,601
Accrued ad valorem taxes payable	2,515	7,086
Accrued employee compensation	2,663	2,649
Other	18,784	16,670

	$266,362	$295,951

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three months ended March 31, 2007 and 2006 should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis included in our Form 10-K, as amended, for the year-ended December 31, 2006.

Overview

We are an independent oil and natural gas company engaged in the acquisition, development, production and exploration of oil and natural gas properties located in onshore North America. Our properties are concentrated in East Texas/North Louisiana, onshore Gulf Coast, and in the Permian, Anadarko and Arkoma basins. We have increased our proved reserves and production through acquisitions and the exploitation of acquired properties. In 2006 we acquired approximately 537 billion cubic feet of natural gas equivalent (Bcfe) of proved reserves for approximately $2.2 billion in conjunction with our acquisitions in North Louisiana and our merger with KCS Energy, Inc. (KCS). In addition, we sold an estimated 80 Bcfe of proved reserves for approximately $200 million.

In the first three months of 2007, we produced 29.0 Bcfe compared to production of 12.2 Bcfe for the comparable period of the prior year. Natural gas production was 24.5 billion cubic feet (Bcf) and oil production was 748 thousand barrels of oil (Mbbls) for the first three months of 2007. Natural gas equivalent production increased 16.8 Bcfe from the same period in 2006. This increase was primarily attributable to the completion of our merger with KCS in July 2006, the completion of certain acquisitions in North Louisiana, which we refer to collectively as the North Louisiana Acquisitions, in January of 2006, as well as our continued drilling success. We drilled 81 wells during the first three months of 2007, 75 of which were successful for a success rate of 93%. We reported oil and gas revenues for the three months ended March 31, 2007 of $209.2 million. This represents an increase of $106.2 million as compared to the prior year. The increase in our production and oil and natural gas revenues was principally through acquisitions complemented by our continued drilling success.

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

Capital Resources and Liquidity

Our primary sources of cash for the three months ended March 31, 2007 and 2006 were from operating and financing activities. Proceeds from the issuance of long-term debt and cash received from operations were offset by cash used in investing activities to fund our drilling program and complete our acquisition activities, net of any divestiture activities. Operating cash flow fluctuations were substantially driven by changes in commodity prices and changes in our production volumes. Prices for oil and natural gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations below for a review of the impact of prices and volumes on sales.

Net decrease in cash is summarized as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows provided by operating activities	$135,272	$53,921
Cash flows used in investing activities	(226,332)	(239,998)
Cash flows provided by financing activities	91,411	176,808

Net increase (decrease) in cash	$351	$(9,269)

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2007 and 2006 were $135.3 million and $53.9 million, respectively. Net cash flows provided by operating activities increased in 2007 primarily due to our 137.2% increase in production volumes as a result of our recent acquisition activities as well as our continued drilling success. Also contributing to this increase was our continued success in reducing our operating costs on a per unit basis. These reductions in operating costs were partially offset by a 14.2% decrease in our realized natural gas equivalent price compared to the same period in the prior year. We expect 2007 production to increase, but we are unable to predict future commodity prices. As a result, we cannot provide any assurance about future levels of net cash provided by operating activities.

Investing Activities. The primary driver of cash used in investing activities is capital spending, inclusive of acquisitions and net of dispositions. Cash used in investing activities was $226.3 million and $240.0 million for the three months ended March 31, 2007 and 2006, respectively.

During the first quarter of 2007, we spent $224.5 million on capital expenditures in conjunction with our drilling program. We participated in the drilling of 81 wells in 2007, of which six were dry holes, for a success rate of 93%. In 2006, we spent $51.3 million on capital expenditures in conjunction with our participation in the drilling of 66 wells.

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

During the second quarter of 2007, we increased our capital budget to $600 million from $575 million to fund additional drilling in the Fayetteville Shale as well as additional offsets to recent Gulf Coast discoveries. Higher revenues from increased production supported by our current view of commodity prices are expected to fund the incremental capital spending. We establish the budget for these amounts based on our current estimate of future commodity prices. Due to the volatility of commodity prices, our budget may be periodically adjusted.

Financing Activities. Net cash flows provided by financing activities were $91.4 million and $176.8 million for the three months ended March 31, 2007 and 2006, respectively. Cash flows provided by financing activities in 2007 were the result of increased borrowings, primarily to fund our drilling activities.

In connection with the North Louisiana Acquisitions, on February 1, 2006, we issued and sold 13 million shares of our common stock for $14.50 per share, for an aggregate offering amount of approximately $188.5 million. Additionally, we repurchased approximately 3.3 million shares of common stock for $46.2 million from EnCap Investments, L.P. and certain of its affiliates. We incurred a total of $10.3 million of offering costs during the three months ended March 31, 2006.

We strive to maintain excess availability under our debt facilities. Excess cash flow and non-core asset sales are used to repay debt to the extent available. During the first three months of 2007, we had net borrowings of $87.6 million primarily due to the cash requirements of our drilling program. During the first three months of 2006, we had net borrowings of $50 million primarily due to the funding requirements to close the North Louisiana Acquisitions. At March 31, 2007, the borrowing base under our senior revolving credit facility was $710 million. The Company and the lenders completed a redetermination on May 8, 2007 and the borrowing base was increased to $750 million. Also, on May 8, 2007 the Company entered into an amendment to its senior revolving credit facility that would permit it to refinance the 2012 Notes.

Financing activities in 2007 and 2006 included $2.4 million of cash received and $4.5 million of cash paid on settled derivative contracts that were acquired in conjunction with our acquisition activities.

During the first three months of 2006, we paid our previously accrued fourth quarter of 2005 dividends of $0.1 million on our 8% cumulative convertible preferred stock.

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

During the three months ended March 31, 2007, drilling rig commitments increased by $8.3 million from the $78.9 million figure reported in our Form 10-K, as amended, for the year ended December 31, 2006. This increase was due to a new three year long-term rig commitment that we plan to utilize in North Louisiana.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in the 2006 Form 10-K, as amended.

Results of Operations

Quarters ended March 31, 2007 and 2006

We reported a net loss of $19.4 million for the three months ended March 31, 2007 compared to net income of $32.9 million for the comparable period in 2006. The decrease in net income of $52.4 million from the three months ended March 31, 2006, was primarily driven by the decrease in oil and gas prices which resulted in a net decrease of $83.7 million on derivative contracts and a decrease in our averages equivalent sales price of $1.19 per Mcfe. These decreases were offset by an increase in sales volumes of 16.8 Bcfe due to our acquisitions and successful drilling.

In thousands (except per unit and per Mcfe amounts)	Three Months Ended March 31,		Increase (Decrease)
	2007	2006
Net (loss) income	$(19,415)	$32,939	$(52,354)
Oil and gas sales	209,243	103,006	106,237
Expenses:
Production:
Lease operating	15,876	11,549	4,327
Workover and other	2,177	719	1,458
Taxes other than income	13,650	8,298	5,352
Gathering, transportation and other	7,424	1,872	5,552
General and administrative:
General and administrative	12,713	6,044	6,669
Stock-based compensation	2,888	644	2,244
Depletion, depreciation and amortization:
Depletion—Full cost	94,700	36,751	57,949
Depreciation—Other	694	261	433
Accretion expense	444	438	6
Net (loss) gain on derivative contracts	(58,933)	24,803	(83,736)
Interest expense and other	(30,750)	(9,072)	(21,678)
Income tax benefit (provision)	11,591	(19,222)	30,813

Production:
Natural Gas—Mmcf	24,526	8,658	15,868
Crude Oil—Mbbl	748	596	152
Natural Gas Equivalent—Mmcfe	29,014	12,234	16,780
Average Daily Production—Mmcfe	322	136	186

Average price per unit(1):
Gas price per Mcf	$6.82	$7.75	$(0.93)
Oil price per Bbl	56.11	59.90	(3.79)
Equivalent per Mcfe	7.21	8.40	(1.19)

Average cost per Mcfe:
Production:
Lease operating	0.55	0.94	(0.39)
Workover and other	0.08	0.06	0.02
Taxes other than income	0.47	0.68	(0.21)
Gathering, transportation and other	0.26	0.15	0.11
General and administrative:
General and administrative	0.44	0.49	(0.05)
Stock-based compensation	0.10	0.05	0.05
Depletion	3.26	3.00	0.26

(1)	Amounts exclude the impact of cash paid on settled contracts.

For the three months ended March 31, 2007, oil and natural gas sales increased $106.2 million, from the same period in 2006, to $209.2 million. The increase was primarily due to the increase in production of 16,780 Mmcfe, of which 16,038 Mmcfe related to our merger with KCS. The remaining increase in volumes was due to the inclusion of a full three months of production for of the North Louisiana Acquisitions as well as our successful drilling program. Increased production led to a $141 million increase in revenues from the three months ended March 31, 2006. This was partially offset by certain divestitures made in 2006, which are discussed in Note 2, “Acquisitions and Divestitures” within Item 1. Condensed Consolidated Financial Statements. Our realized average price per Mcfe decreased $1.19 in 2007 to $7.21.

Lease operating expenses increased $4.3 million for the three months ended March 31, 2007. The increase was primarily due to an increase in production volumes as a result of our acquisition activities, as well as our successful drilling activities in 2007. We drilled 81 gross wells during the three months ended March 31, 2007 compared to 66 gross wells in 2006. On a per unit basis, lease operating expenses decreased from $0.94 per Mcfe in 2006 to $0.55 per Mcfe in 2007. The decrease on a per unit basis is primarily due to our continued cost control efforts. We continue to identify divestment prospects which tend to be outlying, higher operating cost properties as evident by the transactions that closed during the fourth quarter of 2006. Also contributing to the decrease on a per unit basis was our acquisition of lower cost properties in conjunction with our merger with KCS and properties acquired in the North Louisiana Acquisitions.

Taxes other than income increased $5.4 million for the three months ended March 31, 2007 as compared to the same period in 2006. The largest components of taxes other than income are production and severance taxes which are generally assessed as a percentage of gross oil and natural gas sales. On a per unit basis, taxes other than income decreased $0.21 per Mcfe to $0.47 in 2007 as compared to $0.68 in 2006. As a percentage of oil and gas sales, taxes other than income decreased 1% to 7% in 2007 from 8% in 2006.

Gathering, transportation and other expense increased $5.6 million for the three months ended March 31, 2007 as compared to the same period in 2006. This increase was due to our recent acquisition activities including the completion of our merger with KCS as well as the North Louisiana Acquisitions.

General and administrative expense for the three months ended March 31, 2007 increased $6.7 million to $12.7 million compared to $6.0 million in the same period in 2006. This increase was due to our continued growth over the past two years. In 2006, we completed the North Louisiana Acquisitions as well as our merger with KCS which increased compensation and other costs associated with increased staffing levels to meet the demands of our expanding operations. General and administrative expense has decreased on a per Mcfe basis from $0.49 per Mcfe in 2006 to $0.44 per Mcfe in 2007 as production increases have exceeded our administrative expense increases. Operating in concentrated areas helps us better control our overhead by enabling us to manage a greater amount of acreage with fewer employees and minimize incremental costs of increased drilling and production.

Stock-based compensation increased $2.2 million for the three months ended March 31, 2007 as compared to the same period in the prior year. This increase was primarily related to additional stock options and restricted stock grants assumed as part of our merger with KCS in July 2006, as well as stock appreciation rights and restricted stock grants to employees during the first quarter of 2007 and a full quarter of amortization for those grants that were issued during 2006.

Depletion expense increased $57.9 million for the three months ended March 31, 2007 from the same period in 2006 to $94.7 million. Depletion for oil and natural gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. On a per unit basis, depletion expense increased $0.26 per Mcfe to $3.26 from $3.00 per Mcfe. This increase was due to our merger with KCS in July 2006 and the North Louisiana Acquisitions in January 2006 which substantially increased our future development costs.

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations. At March 31, 2007, the Company had a $13.6 million derivative asset, $11.9 million of which was classified as current, and a $33.2 million derivative liability, $19.3 million of which was classified as current. The Company recorded a net derivative loss of $58.9 million ($74.9 million unrealized loss net of $16.0 gain for cash received on settled contracts) for the three months ended March 31, 2007 compared to a net derivative gain of $24.8 million in the prior year. The net derivative loss for three months ended March 31, 2007 was due to the change in the fair value of derivative instruments from December 31, 2006.

Interest expense and other increased $21.7 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase was due to additional debt we incurred in conjunction with our merger with KCS in July 2006 and, to a lesser extent, the North Louisiana Acquisitions in January 2006.

Income tax expense for the three months ended March 31, 2007 decreased $30.8 million from the prior year. The decrease in income tax expense from prior year was primarily due to our pre-tax loss of $31.0 million for the three months ended March 31, 2007 compared to pre-tax income of $52.2 million in 2006. The effective tax rates for the three months ended March 31, 2007 and 2006 were 37.4% and 36.9%, respectively. The increase in our effective tax rate was primarily due to changes in state apportionment percentages due to the merger of KCS properties with historical Petrohawk properties. Also adding to this increase was an increase in our effective tax rate for the recognition of a change in the Texas state franchise tax rate due to a change in the tax law. In May 2006, the State of Texas enacted substantial changes to its tax structure beginning in 2007 by imposing a new tax based upon modified gross revenue referred to as the “Margin Tax.” We determined the “Margin Tax” to be an income tax as defined under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements—Note 1, “Financial Statement Presentation.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Derivative Instruments and Hedging Activity

We are exposed to various risks including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. If energy prices were to decline significantly, revenues and cash flow would significantly decline, and our ability to borrow to finance our operations could be adversely impacted. We have designed our hedging policy to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we utilize include futures, swaps and options. The volume of derivative instruments that we may utilize is governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production and provide only partial price protection against declines in oil and natural gas prices. We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil and natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges. Please refer to Item 1. Condensed Consolidated Financial Statements—Note 7, “Derivative Activities” for additional information.

Interest Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and ABR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At March 31, 2007, total debt excluding related discounts and premiums was $1.4 billion, of which approximately 73.2%, or $1.0 billion, bears interest at a weighted average fixed interest rate of 8.6% per year. The remaining 26.8% of our total debt balance at March 31, 2007, or $384.0 million, bears interest at floating or market interest rates that at our option are tied to the prime interest rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At March 31, 2007, the interest rate on our variable rate debt was 6.9% per year. If the balance of our bank debt at March 31, 2007 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.7 million per quarter.

Item 4. Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A description of our legal proceedings is included in Item 1. Condensed Consolidated Financial Statements—Note 6, “Commitments and Contingencies,” and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no changes to the Company’s identified risk factors from those described in the 2006 Form 10-K, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Exhibit No	Description
2.1	Agreement and Plan of Merger, dated April 3, 2005 (and as amended through June 8, 2005), by and among Petrohawk Energy Corporation, Petrohawk Acquisition Corporation, and Mission Resources Corporation (Incorporated by reference to Annex A of our Registration Statement on Form S-4/A filed on June 22, 2005).

2.2	Agreement and Plan of Merger, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Ronald W. Crosby and Paige L. Crosby (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 24, 2004).

2.3	Agreement and Plan of Mergers, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on November 24, 2004).

2.4	Amendment to Agreement and Plan of Mergers among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby, dated October 26, 2004 (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed on November 24, 2004).

2.5	Stock Purchase Agreement among Winwell Resources, Inc. and all of its Shareholders, as Sellers, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 20, 2005).

2.6	Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed December 20, 2005).

2.7	First Amendment to Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, effective as of December 14, 2005 (Incorporated by reference to Exhibit 2.7 to our Annual Report on Form 10-K filed March 14, 2006).

2.8	Assignment Agreement between Petrohawk Properties, L.P. and Petrohawk Energy Corporation effective January 27, 2006 (Incorporated by reference to Exhibit 2.8 to our Annual Report on Form 10-K filed March 14, 2006).

2.9	Purchase and Sale Agreement executed January 14, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalties, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2005).

2.10	Amendment to Purchase and Sale Agreement executed on February 15, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalty, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on March 3, 2005).

Exhibit No	Description
2.11	Stock Purchase Agreement dated February 4, 2005 by and among Petrohawk Energy Corporation and Proton Oil & Gas Corporation, et al (Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on March 3, 2005).

2.12	Purchase and Sale Agreement between Petrohawk Energy Corporation and Petrohawk Properties, LP, together, as Seller, and Northstar GOM, LLC, as Buyer, dated February 3, 2006 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 9, 2006).

2.13	Amended and Restated Agreement and Plan of Merger executed as of May 16, 2006, and effective as of April 20, 2006 by and among KCS Energy, Inc., Petrohawk Energy Corporation and Hawk Nest Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed May 18, 2006).

3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006)

3.5	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

4.1	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to Petrohawk Energy Corporation’s 9 7/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004).

4.2	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005).

4.3	Second Supplemental Indenture dated as of July 12, 2006, among Petrohawk Energy Corporation, as successor by merger to Mission Resources Corporation, the parties named therein as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on July 17, 2006).

4.4	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.’s 7 1/8% senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed n May 10, 2004).

4.5	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.’s Form 8-K filed on April 11, 2005).

Exhibit No	Description
4.6	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed July 17, 2006).

4.7	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed July 17, 2006).

4.8	Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to Petrohawk Energy Corporation’s 9 1/8% senior notes due 2013 (Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed July 17, 2006).

4.9	First Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed July 17, 2006).

10.1*	The Petrohawk Energy Corporation Third Amended and Restated 2004 Employee Incentive Plan

10.2*	Amendment No. 3 to the KCS Energy, Inc. 2005 Employee and Directors Stock Plan

10.3*	Form of Stock Appreciation Rights Agreement Annual Vesting Awards under the Petrohawk Energy Corporation Third Amended and Restated 2004 Employee Incentive Plan

10.4*	Form of Restricted Stock Award Certificate under the KCS Energy, Inc. 2005 Employee and Directors Stock Plan

10.5*	Form of Restricted Stock Award Agreement pursuant to the KCS Energy, Inc. 2005 Employee and Directors Stock Plan

10.6*	Form of Stock Appreciation Rights Agreement Annual Vesting Awards under the KCS Energy, Inc. 2005 Employee and Directors Stock Plan

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Attached hereto.

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

PETROHAWK ENERGY CORPORATION

Date: May 9, 2007	By:	/s/ FLOYD C. WILSON
Floyd C. Wilson
Chairman of the Board, President and Chief Executive Officer

	By:	/s/ SHANE M. BAYLESS
Shane M. Bayless
Executive Vice President, Chief Financial Officer and Treasurer

	By:	/s/ MARK J. MIZE
Mark J. Mize
Vice President, Chief Accounting Officer and Controller