Form 10-K/A
period 2006-12-31
PETROHAWK ENERGY CORP
filed 2007-06-04
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of February 23, 2007, there were 168,536,049 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Petrohawk Energy Corporation (hereinafter referred to as Petrohawk, the Company, we, us, or our) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission (SEC) on February 28, 2007 (the “Original Report”).

The purpose of this Amendment is to amend Item 1. Business and Item 7. Management’s discussion and analysis of financial condition and results of operations to include the following additional disclosures (1) reserve and production information for our principal fields within the Core Operating Regions section of Item 1. Business and (2) additional pricing and production information for natural gas liquids in Item 1. Business and Item 7. Management’s discussion and analysis of financial condition and results of operations in response to comments from the SEC following their review of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Further, we have amended Item 8. Consolidated financial statements and supplementary data to correct information reported in the Supplemental Oil and Gas Information disclosure. This amended item restates the following tables:

•	Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities table;

•	Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves table; and

•	Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves table.

The Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities table has been restated to combine asset retirement costs with “Property acquisition costs, proved” and “Development costs.”

The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves table has been restated to correct the amount of future income tax expense recognized and correct the methodology utilized in the discount calculation including consideration of the annual impact of income taxes in future periods.

The Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves table has been restated to correct “Changes in income taxes, net” and add “Development costs incurred” in addition to line items miscalculated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on February 28, 2007.

This amendment does not affect the Company’s historical results of operations, financial conditions, cash flows, reserves or production for any periods presented. While we are amending only certain portions of Items 1, 7 and 8 of our Form 10-K, for convenience and ease of reference, we are filing the entire text of Parts I and II of Form 10-K. In addition, in accordance with applicable rules promulgated by the SEC, we have included currently dated certifications from our Chief Executive Officer and Chief Financial Officer and currently dated consents from named experts other than as specified above. This Amendment No. 2 does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission.

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

Core Operating Regions

We provide reserves and production information for our principal producing fields in the following regional disclosures.

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

•

Elm Grove/Caspiana Field—Our largest field, located primarily in Bossier and Caddo Parishes of North Louisiana, produces from the Hosston and Cotton Valley formations. These zones are composed of low permeability sandstones that require fracture stimulation treatments to produce. In 2006, we consolidated acreage from two significant acquisitions, increasing our acreage position so that we currently own working interests in 99 sections giving us exposure to 63,360 gross unit acres, over 35,000 gross acres and over 24,000 net acres. A section is approximately 640 acres or one square mile. We also own mineral and royalty interests in another twelve sections giving us exposure to another 7,680 gross unit acres and close to 1,000 net acres. In the second half of 2006, these fields contributed approximately 30% of our overall net production. As of December 31, 2006, proved reserves for the Elm Grove/Caspiana field were approximately 457 Bcfe, of which approximately 50% were classified as proved undeveloped and approximately 20% proved developed non-producing.

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

•

Terryville Field—Located in Lincoln Parish, Louisiana, this is our second largest producing field. We have acquired a very significant acreage position and hold working interests in over 100 sections surrounding the core producing area of the field, with over 60,000 gross unit acres and 34,000 net acres. The objective formations in this field include the Cotton Valley and Gray sands. In 2006 we drilled 17 wells increasing net production to approximately 35 MMcfe/d at year end. As of

December 31, 2006, proved reserves for this field were approximately 84 Bcfe. For 2007, we plan to drill approximately 50 wells, including several extension and exploration wells.

•

WEHLU Field—The West Edmond Hunton Lime Unit, or WEHLU, covers 30,000 gross unit or 29,000 net acres (approximately 47 square miles) primarily in Oklahoma County, Oklahoma. The WEHLU field, originally discovered in 1942, is the largest Hunton Lime formation field in the state of Oklahoma. The field has 38 oil and natural gas wells (36 currently producing approximately 6 MMcfe/d net) with stable production holding the entire unit. We own a 98% working interest and 80% net revenue interest in the majority of the field. Additionally, we have an agreement with a company to jointly develop additional reserves and production in a portion of WEHLU. The area of mutual interest created by the agreement covers 5,680 acres located in the central northwest portion of the field and we own a 40% working interest and 33% net revenue interest in this area. Six successful horizontal wells were drilled in 2006 and we expect to drill seven additional horizontal wells in WEHLU in 2007. As of December 31, 2006, proved reserves for this field were approximately 18 Bcfe.

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

South Texas

•

Lions Field—The Lions field in Goliad County continues to be a primary operational area for us. We drilled four wells during 2006, three of which have been completed and one is awaiting completion. Two fourth quarter wells, the Weise #3 and Dehnert #2, had initial flow rates in excess of 6 MMcfe/d and 14 MMcfe/d, respectively. The Weise #4, which we expect to have initial sales in the first quarter of 2007, should also be a high rate well. We own approximately 55% working interest in all three wells. We currently have two rigs drilling in the field, one operated and one non-operated, and expect to drill at least six wells during 2007. Additionally, we finalized the acquisition of a high-density 3-D seismic survey in the fourth quarter of 2006 and are utilizing this improved data volume in our 2007 field development program. As of December 31, 2006, proved reserves for the Lions field were approximately 15 Bcfe. Production in the fourth quarter of 2006 averaged 13 Mmcfe/d.

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

•

La Reforma Field—We continue to achieve excellent success with the drilling program in this Lower Vicksburg field in Starr County, Texas where we own a 50% working interest. During 2006 we completed the Guerra “D” #7 at a rate in excess of 9 MMcfe/d, the Guerra “D” #6 with initial production of 10 MMcfe/d and are currently drilling the Guerra “D” #9 in a fault block offsetting the Guerra “D” #7. We also are in the process of completing the Guerra “B” #1 in Frio sands at approximately 7,500 feet. In 2007, we anticipate drilling between four to seven additional wells in this field. As of December 31, 2006, proved reserves for the La Reforma field were approximately 16 Bcfe. Production in the fourth quarter of 2006 averaged 7 Mmcfe/d.

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

•

Waddell Ranch Field—This field is located in Crane County, Texas and is our most significant property in the region. The Waddell Ranch Field complex is comprised of over 75,000 gross or 22,100 net acres and is productive from over 15 different reservoirs. The primary production is from the Queen, Grayburg, San Andres, Clearfork, and Ellenburger formations ranging in depth from 3,000 feet to 11,000 feet. We have a working interest in this non-operated field that ranges from 18.5% to 75.2%. During 2006, 22 wells were drilled along with 62 workovers and a similar program is planned for 2007. As of December 31, 2006, proved reserves for the Waddell Ranch field were approximately 62 Bcfe. Production in the fourth quarter of 2006 averaged 8 Mmcfe/d. Approximately 75% of the field production is oil.

•

Sawyer Canyon Field—This field is located in Sutton County, Texas and is the second most significant property in the region. The field encompasses approximately 50 sections and during the past several years there have been drilling programs targeting shallow Canyon sandstone formations. We have a 92% to 100% working interest in most of the areas we are actively drilling. We plan to drill six wells in 2007. As of December 31, 2006, proved reserves for the Sawyer Canyon field were approximately 39 Bcfe. Production in the fourth quarter of 2006 averaged 11 Mmcfe/d.

•

TXL Field—This waterflood is located in Ector County, Texas and is unitized in the Clearfork/Tubb formation at approximately 5,600 feet. We have a 20% working interest and a 25% net revenue interest in this non-operated property. Over 100 additional infill drill sites remain to be drilled in this property which we believe will lead to additional proved reserves as well as upside potential. Twelve wells were drilled in 2006 and 14 wells are planned for 2007. As of December 31, 2006, proved reserves for the TXL field were approximately 25 Bcfe. Production in the fourth quarter of 2006 averaged 3 Mmcfe/d. Approximately 63% of the field production is oil.

•

Jalmat Field—An extensive review of Jalmat Field, located in Lea County, New Mexico, has resulted in the identification of over 45 recompletion/stimulation workovers in the Tansill, Yates and Seven Rivers and significant waterflood potential in the Seven Rivers-Queen zone. Offsetting units have had excellent waterflood results in this same interval. We own a 96% working interest and 83% net revenue interest in this field. In 2006 eight wells were drilled and 17 recompletion workovers were completed and 15 workovers are projected for 2007. As of December 31, 2006, proved reserves for the Jalmat field were approximately 48 Bcfe. Production in the fourth quarter of 2006 averaged 6 Mmcfe/d. Approximately 68% of the field production is oil.

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

Capitalized costs of our evaluated and unevaluated properties at December 31, 2006, 2005 and 2004 are summarized as follows:

	December 31,
	2006	2005	2004
	(in thousands)
Capitalized costs:
Evaluated properties	$2,901,649	$1,096,810	$484,233
Unevaluated properties	537,611	162,133	48,840

	3,439,260	1,258,943	533,073
Less accumulated depreciation and depletion	(379,017)	(121,456)	(48,740)

	$3,060,243	$1,137,487	$484,333

Our oil and natural gas production volumes and average sales price are as follows:

	Years Ended December 31,
	2006	2005	2004
Production:
Gas production (MMcf) (1)	63,643	20,219	3,569
Oil production (MBbl)	2,703	1,555	244
Equivalent production (MMcfe)	79,863	29,549	5,030
Average Daily Production (MMcfe)	219	81	14

Average price per unit:
Gas (per Mcf) (1)	$6.57	$8.46	$6.53
Oil (per Bbl)	62.27	55.62	40.71
Equivalent (per Mcfe)	7.34	8.73	6.61

(1)

Approximately 5% and 7% of natural gas production represents natural gas liquids (calculated with a 6:1 equivalent ratio) with an average price of $36.88 per Bbl and $40.50 per Bbl for the years ended December 31, 2006 and 2005, respectively. Natural gas liquids represented less than 1% of natural gas production for the year ended December 31, 2004.

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

	Years Ended December 31,		Increase (Decrease)
In thousands (except per unit and per Mcfe amounts)	2006	2005
Net income (loss)	$116,563	$(16,634)	$133,197
Oil and gas sales	587,762	258,039	329,723
Expenses:
Production:
Lease operating	58,029	30,784	27,245
Workover and other	8,118	3,265	4,853
Taxes other than income	45,547	18,497	27,050
Gathering, transportation and other	16,187	2,030	14,157
General and administrative:
General and administrative	35,827	21,214	14,613
Stock-based compensation	8,242	3,820	4,422
Depletion, depreciation and amortization:
Depletion—Full cost	257,593	72,716	184,877
Depreciation—Other	2,135	666	1,469
Accretion expense	1,544	1,157	387
Net gain (loss) on derivative contracts:	124,442	(100,380)	224,822
Interest expense and other	(89,884)	(29,207)	(60,677)
Income tax (provision) benefit	(72,535)	9,063	(81,598)

Production:
Natural Gas—MMcf (1)	63,643	20,219	43,424
Crude Oil—MBbl	2,703	1,555	1,148
Natural Gas Equivalent—MMcfe	79,863	29,549	50,314
Average Daily Production—MMcfe	219	81	138

Average price per unit (2):
Gas price per Mcf (1)	$6.57	$8.46	$(1.89)
Oil price per Bbl	62.27	55.62	6.65
Equivalent per Mcfe	7.34	8.73	(1.39)

Average cost per Mcfe:
Production:
Lease operating	0.73	1.04	(0.31)
Workover and other	0.10	0.11	(0.01)
Taxes other than income	0.57	0.63	(0.06)
Gathering, transportation and other	0.20	0.07	0.13
General and administrative:
General and administrative	0.45	0.72	(0.27)
Stock-based compensation	0.10	0.13	(0.03)
Depletion expense	3.23	2.46	0.77

(1)

Approximately 5% and 7% of natural gas production represents natural gas liquids (calculated with a 6:1 equivalent ratio) with an average price of $36.88 per Bbl and $40.50 per Bbl for the years ended December 31, 2006 and 2005, respectively.

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

	Years Ended December 31,		Increase (Decrease)
In thousands (except per unit and per Mcfe amounts)	2005	2004
Net (loss) income	$(16,634)	$8,117	$(24,751)
Oil and gas sales	258,039	33,577	224,462
Expenses:
Production:
Lease operating	30,784	5,540	25,244
Workover and other	3,265	294	2,971
Taxes other than income	18,497	2,319	16,178
Gathering, transportation and other	2,030	26	2,004
General and administrative:
General and administrative	21,214	7,802	13,412
Stock-based compensation	3,820	3,529	291
Depletion, depreciation and amortization:
Depletion—Full cost	72,716	9,117	63,599
Depreciation—Other	666	114	552
Accretion expense	1,157	137	1,020
Net (loss) gain on derivative contracts:	(100,380)	7,441	(107,821)
Interest expense and other	(29,207)	(2,894)	(26,313)
Income tax benefit (provision)	9,063	(1,129)	10,192

Production:
Natural Gas—MMcf (1)	20,219	3,569	16,650
Crude Oil—MBbl	1,555	244	1,311
Natural Gas Equivalent—MMcfe	29,549	5,030	24,519
Average Daily Production—MMcfe	81	14	67

Average price per unit (2):
Gas price per Mcf (1)	$8.46	$6.53	$1.93
Oil price per Bbl	55.62	40.71	14.91
Equivalent per Mcfe	8.73	6.61	2.12

Average cost per Mcfe:
Production:
Lease operating	1.04	1.10	(0.06)
Workover and other	0.11	0.06	0.05
Taxes other than income	0.63	0.46	0.17
Gathering, transportation and other	0.07	0.01	0.06
General and administrative:
General and administrative	0.72	1.55	(0.83)
Stock-based compensation	0.13	0.70	(0.57)
Depletion expense	2.46	1.81	0.65

(1)

Approximately 7% of natural gas production represents natural gas liquids (calculated with a 6:1 equivalent ratio) with an average price of $40.50 per Bbl for the year ended December 31, 2005. Natural gas liquids represented less than 1% of natural gas production for the year ended December 31, 2004.

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

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities table has been restated to combine asset retirement costs with “Property acquisition costs, proved” and “Development costs.”

Costs incurred in property acquisition, exploration and development activities were as follows (in thousands):

	Years Ended December 31,
	2006		2005		2004
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Property acquisition costs, proved	$1,390,504	$1,406,489	$562,499	$600,972	$387,063	$397,888
Property acquisition costs, unproved	517,695	517,695	107,664	107,664	50,423	50,423
Exploration and extension well costs	337,076	337,076	35,083	35,083	5,972	5,972
Development costs	150,112	152,335	67,457	67,912	5,395	5,936
Asset retirement costs	18,208	—	38,928	—	11,366	—

Total costs	$2,413,595	$2,413,595	$811,631	$811,631	$460,219	$460,219

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

The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves table has been restated to correct the amount of future income tax expense recognized and correct the methodology utilized in the discount calculation including consideration of the annual impact of income taxes in future periods.

The Standardized Measure is as follows (in thousands):

	Years Ended December 31,
	2006		2005		2004
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Future cash inflows	$6,492,900	$6,492,900	$3,636,669	$3,636,669	$1,347,069	$1,347,069
Future production costs	(1,703,787)	(1,703,787)	(988,796)	(988,796)	(376,814)	(376,814)
Future development costs	(1,044,147)	(1,044,147)	(255,800)	(255,800)	(78,825)	(78,825)

Future net cash flows before income taxes	3,744,966	3,744,966	2,392,073	2,392,073	891,430	891,430
Future income tax expense	(827,000)	(1,004,896)	(620,660)	(669,018)	(171,148)	(171,201)

Future net cash flows before 10% discount	2,917,966	2,740,070	1,771,413	1,723,055	720,282	720,229
10% annual discount for estimated timing of cash flows	(1,734,085)	(1,170,023)	(1,029,372)	(699,336)	(337,265)	(307,359)

Standardized measure of discounted future net cash flows	$1,183,881	$1,570,047	$742,041	$1,023,719	$383,017	$412,870

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves table has been restated to correct “Changes in income taxes, net” and add “Development costs incurred” in addition to line items miscalculated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on February 28, 2007.

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2006 (in thousands).

	Years Ended December 31,
	2006		2005		2004
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Beginning of year	$742,041	$1,023,719	$383,017	$412,870	$48,333	$48,333
Sale of oil and gas produced, net of production costs	(84,180)	(459,881)	(257,622)	(203,463)	(25,219)	(25,398)
Purchase of minerals in place	1,484,511	1,484,511	695,811	695,811	476,716	476,716
Sales of minerals in place	(284,411)	(265,315)	(71,585)	(71,585)	(162)	(162)
Extensions and discoveries	340,975	353,392	148,154	148,154	13,196	13,196
Changes in income taxes, net	(110,795)	(84,094)	(256,222)	(288,240)	(71,488)	(65,224)
Changes in prices and costs	(817,917)	(486,834)	222,188	286,069	(20,183)	(14,247)
Development costs incurred	—	(152,335)	—	(67,912)	—	(5,936)
Revisions of previous quantities	(28,961)	(48,142)	(147,275)	53,179	(65,451)	(65,451)
Accretion of discount	136,270	225,683	47,470	79,868	4,833	10,443
Changes in production rates and other	(193,652)	(20,657)	(21,895)	(21,032)	22,442	40,600

End of year	$1,183,881	$1,570,047	$742,041	$1,023,719	$383,017	$412,870

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

The consolidated financial statements of the Company and its subsidiaries and report of independent public accountants listed in Section 8 of this Form 10-K/A are filed as a part of this Form 10-K/A.

(2)	Consolidated Financial Statements Schedules:

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(3)	Exhibits:

The following documents are included or incorporated as exhibits to this Form 10-K/A.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 3, 2005 (and as amended through June 8, 2005), by and among Petrohawk Energy Corporation, Petrohawk Acquisition Corporation, and Mission Resources Corporation (Incorporated by reference to Annex A of our Registration Statement on Form S-4/A filed on June 22, 2005).

2.2	Agreement and Plan of Merger, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Ronald W. Crosby and Paige L. Crosby (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 24, 2004).

2.3	Agreement and Plan of Mergers, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on November 24, 2004).

2.4	Amendment to Agreement and Plan of Mergers among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby, dated October 26, 2004 (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed on November 24, 2004).

2.5	Stock Purchase Agreement among Winwell Resources, Inc. and all of its Shareholders, as Sellers, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 20, 2005).

2.6	Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed December 20, 2005).

2.7	First Amendment to Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, effective as of December 14, 2005 (Incorporated by reference to Exhibit 2.7 of our Annual Report on Form 10-K filed March 14, 2006).

Exhibit No.	Description
2.8	Assignment Agreement between Petrohawk Properties, L.P. and Petrohawk Energy Corporation effective January 27, 2006 (Incorporated by reference to Exhibit 2.8 of our Annual Report on Form 10-K filed March 14, 2006).

2.9	Purchase and Sale Agreement executed January 14, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalties, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2005).

2.10	Amendment to Purchase and Sale Agreement executed on February 15, 2005, by and between Wynn-Crosby 1994, Ltd., et al and Noble Royalty, Inc. d/b/a Brown Drake Royalties (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on March 3, 2005).

2.11	Stock Purchase Agreement dated February 4, 2005 by and among Petrohawk Energy Corporation and Proton Oil & Gas Corporation, et al (Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on March 3, 2005).

2.12	Purchase and Sale Agreement between Petrohawk Energy Corporation and Petrohawk Properties, LP, together, as Seller, and Northstar GOM, LLC, as Buyer, dated February 3, 2006 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 9, 2006).

2.13	Amended and Restated Agreement and Plan of Merger executed as of May 16, 2006, and effective as of April 20, 2006 by and among KCS Energy, Inc., Petrohawk Energy Corporation and Hawk Nest Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed May 18, 2006).

3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.6	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).

3.7	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

4.15	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.’s 7 1/8% senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2004.)

4.16	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.’s Form 8-K filed on April 11, 2005.)

4.17	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed July 17, 2006).

Exhibit No.	Description
4.18	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed July 17, 2006).

4.19	Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to Petrohawk Energy Corporation’s 9 1/ 8 % senior notes due 2013 (Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed July 17, 2006).

4.20	First Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed July 17, 2006).

4.21	Registration Rights Agreement dated July 12, 2006 among Petrohawk Energy Corporation, the Guarantors named therein, and the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-4 filed September 1, 2006)

4.22	Registration Rights Agreement dated July 12, 2006 among Petrohawk Energy Corporation, the Guarantors named therein, and the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4 filed September 1, 2006).

10.1	The Petrohawk Energy Corporation Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on August 18, 2004).

10.2	The Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005).

10.3	Form of Stock Option Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed August 11, 2005).

10.4	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.4 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.5	Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.5 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.6	The Petrohawk Energy Corporation Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 4.2 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005).

10.7	Form of Stock Option Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed March 14, 2006).

10.8	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.9	Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.9 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

Exhibit No.	Description
10.10	Mission Resources Corporation 1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 of Mission Resources Corporation’s Registration Statement No. 33-76570 filed on March 17, 1994).

10.11	Mission Resources Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit A of Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on October 21, 1996).

10.12	Mission Resources Corporation 2004 Incentive Plan (Incorporated by reference to Appendix C to Mission Resources Corporation’s Proxy Statement on Schedule 14A filed on March 30, 2004).

10.15	Form of Director and Officer Indemnity Agreement (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed on March 31, 2005).

10.18	Stock Purchase Agreement between Petrohawk Energy Corporation and EnCap Investments, L.P., et al., effective as of January 10, 2006 (Incorporated by reference to Exhibit 10.30 of our Annual Report on Form 10-K filed on March 14, 2006).

10.23	Second Amended and Restated Senior Revolving Credit Agreement dated July 12, 2006, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas, as administrative agent for the lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc., as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp., as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 17, 2006).

10.24	Amended and Restated Guarantee and Collateral Agreement dated July 12, 2006, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed July 17, 2006).

10.25	First Amendment to Second Amended and Restated Senior Revolving Credit Agreement, dated as of July 12, 2006, between Petrohawk Energy Corporation, each of the lenders from time to time party thereto, BNP Paribas, as administrative agent for the lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc. as co-syndication agents for the lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp. as co-documentation agents for the lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2006).

10.26	First Amendment to the Petrohawk Energy Corporation Second Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed August 9, 2006).

10.27	First Amendment to the Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed August 9, 2006).

10.28	KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit (10)iii to KCS Energy, Inc.’s Annual Report on Form 10-K filed April 2, 2001), as amended by the Amendment to the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.4 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.29	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.6 of KCS Energy, Inc’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.30	Form of Directors Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.7 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

Exhibit No.	Description
10.31	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.8 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.32	Form of Restricted Stock Award Agreement (with accelerated vesting provision) under 2001 KCS Energy, Inc. Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.9 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.33	KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 4.8 to KCS Energy, Inc’s Registration Statement on Form S-8 (File No. 333-125690) filed June 10, 2005), as amended by the First Amendment to KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.1 to KCS Energy, Inc.’s Current Report on Form 8-K filed May 19, 2005).

10.34	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan and related Stock Option Exercise Agreement (Incorporated by reference to Exhibit 10.3 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.35	Form of Supplemental Stock Option Agreement for Non-Employee Directors under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.4 of KCS Energy, Inc’s Current Report on Form 8-K filed June 16, 2005).

10.36	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (without accelerated vesting provision) and related Restricted Stock Award Certificate (Incorporated by reference to Exhibit 10.5 of KCS Energy, Inc’s Current Report on Form 8-K filed June 16, 2005).

10.37	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (with accelerated vesting provision) and related Restricted Stock Award Certificate (Incorporated by reference to Exhibit 10.6 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.38	Form of Amended and Restated Performance Share Award Certificate under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed November 3, 2006).

10.39	Form of Amendment to Restricted Stock Agreement under the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.5 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.40	Form of Amendment to Supplemental Stock Option Agreement under KCS Energy, Inc.’s 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.5 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.41	Executive Employment Agreement Form A for certain executives and Petrohawk Energy Corporation (incorporated by reference to the exhibit of the same number filed with the Registrants Annual Report on Form 10-K filed with the SEC on February 28, 2007).

10.42	Executive Employment Agreement Form B for certain executives and Petrohawk Energy Corporation (incorporated by reference to the exhibit of the same number filed with the Registrants Annual Report on Form 10-K filed with the SEC on February 28, 2007).

10.43	Amendment No. 2 to the KCS Energy, Inc. 2005 Employees and Directors Stock Plan (incorporated by reference to the exhibit of the same number filed with the Registrants Annual Report on Form 10-K filed with the SEC on February 28, 2007).

10.44	Amendment No. 2 to the KCS Energy, Inc. 2001 Employees and Directors Stock Plan (incorporated by reference to the exhibit of the same number filed with the Registrants Annual Report on Form 10-K filed with the SEC on February 28, 2007).

Exhibit No.	Description
10.45	Amendment No. 1 to the Mission Resources Corporation 1996 Stock Incentive Plan (incorporated by reference to the exhibit of the same number filed with the Registrants Annual Report on Form 10-K filed with the SEC on February 28, 2007).

12.1

Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends (incorporated by reference to the exhibit of the same number filed with the Registrants Annual Report on Form 10-K filed with the SEC on February 28, 2007).

14.1	Code of Ethics (Incorporated by reference to Exhibit D of the Definitive Proxy on Schedule 14A filed on June 23, 2004).

21.1	Subsidiaries of the Registrant (incorporated by reference to the exhibit of the same number filed with the Registrants Annual Report on Form 10-K filed with the SEC on February 28, 2007).

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1	Netherland, Sewell & Associates, Inc. Reserve Report

*	Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K/A. All exhibits not so designated are incorporated by reference to a prior filing with the SEC as indicated

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

PETROHAWK ENERGY CORPORATION

Date: June 1, 2007	By:	/s/ FLOYD C. WILSON
Floyd C. Wilson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FLOYD C. WILSON Floyd C. Wilson	Chairman of the Board, President and Chief Executive Officer	June 1, 2007

/s/ SHANE M. BAYLESS Shane M. Bayless	Executive Vice President, Chief Financial Officer and Treasurer	June 1, 2007

/s/ MARK J. MIZE Mark J. Mize	Vice President, Chief Accounting Officer and Controller	June 1, 2007

/s/ JAMES W. CHRISTMAS James W. Christmas	Vice Chairman and Director	June 1, 2007

/s/ TUCKER S. BRIDWELL Tucker S. Bridwell	Director	June 1, 2007

/s/ THOMAS R. FULLER Thomas R. Fuller	Director	June 1, 2007

/s/ JAMES L. IRISH, III James L. Irish, III	Director	June 1, 2007

/s/ GARY A. MERRIMAN Gary A. Merriman	Director	June 1, 2007

/s/ ROBERT G. RAYNOLDS Robert G. Raynolds	Director	June 1, 2007

/s/ ROBERT C. STONE, JR. Robert C. Stone, Jr.	Director	June 1, 2007

/s/ CHRISTOPHER A. VIGGIANO Christopher A. Viggiano	Director	June 1, 2007