Form 10-Q
period 2007-09-30
PETROHAWK ENERGY CORP
filed 2007-11-08
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 2, 2007 the Registrant had 170,427,073 shares of Common Stock, $.001 par value, outstanding.

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

We identify forward-looking statements by use of terms such as “expect,” “anticipate,” “estimate,” “plan,” “believe,” “intend,” “will,” “continue,” “potential,” “should,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report, as well as those described in our Form 10-K for the year ended December 31, 2006, as amended, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Oil and gas	$213,337	$196,439	$656,062	$385,859
Operating expenses:
Production:
Lease operating	17,236	17,594	50,528	40,460
Workover and other	2,110	2,720	6,132	5,210
Taxes other than income	12,844	15,739	43,122	30,346
Gathering, transportation and other	8,265	5,178	23,288	9,314
General and administrative	15,839	15,305	48,420	30,924
Depletion, depreciation and amortization	101,112	89,212	297,160	164,120

Total operating expenses	157,406	145,748	468,650	280,374

Income from operations	55,931	50,691	187,412	105,485
Other (expenses) income:
Net gain (loss) on derivative contracts	20,337	68,048	(7,005)	94,495
Interest expense and other	(34,308)	(35,870)	(96,847)	(55,865)

Total other (expenses) income	(13,971)	32,178	(103,852)	38,630

Income before income taxes	41,960	82,869	83,560	144,115
Income tax provision	(15,165)	(30,213)	(30,549)	(53,667)

Net income	26,795	52,656	53,011	90,448
Preferred dividends	—	—	—	(217)

Net income available to common stockholders	$26,795	$52,656	$53,011	$90,231

Earnings per share of common stock:
Basic	$0.16	$0.34	$0.32	$0.84

Diluted	$0.16	$0.33	$0.31	$0.82

Weighted average shares outstanding:
Basic	167,920	157,135	167,671	107,908

Diluted	172,273	159,647	171,779	110,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
Current assets:
Cash	$9,801	$5,593
Accounts receivable	137,533	155,582
Receivables from derivative contracts	23,168	68,234
Prepaid expenses and other	17,659	17,303

Total current assets	188,161	246,712

Oil and gas properties (full cost method):
Evaluated	3,647,045	2,901,649
Unevaluated	532,200	537,611

Gross oil and gas properties	4,179,245	3,439,260
Less—accumulated depletion	(672,527)	(379,017)

Net oil and gas properties	3,506,718	3,060,243

Other operating property and equipment:
Gross other operating property and equipment	18,452	9,542
Less—accumulated depreciation	(6,042)	(3,742)

Net other operating property and equipment	12,410	5,800

Other noncurrent assets:
Goodwill	938,002	938,584
Debt issuance costs, net of amortization	12,899	14,987
Receivables from derivative contracts	1,257	6,995
Other	6,357	6,335

Total assets	$4,665,804	$4,279,656

Current liabilities:
Accounts payable and accrued liabilities	$305,797	$295,951
Current portion of deferred income taxes	3,593	22,382
Liabilities from derivative contracts	13,419	7,986
Current portion of long-term debt	1,431	5,700

Total current liabilities	324,240	332,019

Long-term debt	1,613,422	1,326,239
Liabilities from derivative contracts	3,628	11,803
Asset retirement obligations	45,910	45,326
Deferred income taxes	681,107	633,883
Other noncurrent liabilities	2,658	2,042
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock: 300,000,000 shares of $.001 par value value authorized; 169,861,192 and 168,486,732 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	170	169
Additional paid-in capital	1,857,345	1,843,862
Retained earnings	137,324	84,313

Total stockholders’ equity	1,994,839	1,928,344

Total liabilities and stockholders’ equity	$4,665,804	$4,279,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$53,011	$90,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	297,160	164,120
Income tax provision	30,549	53,667
Stock-based compensation	9,866	5,041
Net unrealized gain (loss) on derivative contracts	48,062	(106,304)
Net realized (gain) loss on derivative contracts acquired	(3,113)	14,597
Other	4,258	88
Change in assets and liabilities, net of acquisitions:
Accounts receivable	16,877	(530)
Prepaid expenses and other	(11)	(4,918)
Accounts payable and accrued liabilities	(3,861)	(29,921)
Other	190	(3,964)

Net cash provided by operating activities	452,988	182,324

Cash flows from investing activities:
Oil and gas capital expenditures	(566,773)	(222,696)
Acquisition of One Tec, LLC, net of cash acquired of $2,145	(39,910)	—
Acquisition of KCS Energy, Inc., net of cash acquired of $8,260	—	(512,152)
Acquisition of Winwell Resources, Inc., net of cash acquired of $14,965	—	(175,037)
Acquisition of oil and gas properties	(133,111)	(87,893)
Proceeds received from sale of oil and gas properties	8,063	62,083
Other	(2,502)	10,117

Net cash used in investing activities	(734,233)	(925,578)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,962	2,466
Proceeds from issuance of common stock	—	188,500
Acquisition of common stock	—	(46,200)
Proceeds from borrowings	782,000	1,466,183
Repayment of borrowings	(501,170)	(828,319)
Debt issue costs	—	(14,374)
Net realized gain (loss) on derivative contracts acquired	3,113	(14,597)
Offering costs	—	(10,725)
Buyback of preferred stock	—	(5,339)
Other	(1,452)	(968)

Net cash provided by financing activities	285,453	736,627

Net increase (decrease) in cash	4,208	(6,627)

Cash at beginning of period	5,593	12,911

Cash at end of period	$9,801	$6,284

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

In April 2007, the FASB issued Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39, (FIN 39-1) to amend FIN 39, Offsetting of Amounts Related to Certain Contracts (FIN 39). The terms “conditional contracts” and “exchange contracts” used in FIN 39 have been replaced with the more general term “derivative contracts.” In addition, FIN 39-1 permits the offsetting of recognized fair values for the right to reclaim cash collateral or the obligation to return cash collateral against fair values of derivatives under certain circumstances, such as under master netting arrangements. Additional disclosure is also required regarding a Company’s accounting policy with respect to offsetting fair value amounts. The guidance in FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application allowed. The effects of initial adoption should be recognized as a change in accounting principle through retrospective application for all periods presented. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results financial position or cash flows.

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

In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FIN 48-1) which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is “effectively,” rather than the previously required “ultimately,” settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. The guidance in FIN 48-1 is effective upon the initial January 1, 2007 adoption of FIN 48. Companies that have not applied this guidance must retroactively apply the provisions of this FSP to the date of the initial adoption of FIN 48. The Company has adopted FIN 48-1 and no retroactive adjustments are necessary.

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

The assumptions used in the fair value method calculation for the nine months ended September 30, 2007 and 2006 are disclosed in the following table:

	Nine Months Ended September 30,
	2007 (1)	2006
Weighted average value per option granted during the period (2)	$3.59	$6.96
Assumptions (3):
Stock price volatility	38.0%	39.0%
Risk free rate of return	4.4%	4.9%

Expected term	3.0 years	2.9 years

(1)	The Company’s estimated future forfeiture rate is 5%.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	The Company does not pay dividends on its common stock.

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

Generally, the Company’s tax years 2003 through 2006 are either currently under audit or remain open and subject to examination by federal tax authorities or the tax authorities in Arkansas, Louisiana, New Mexico, Oklahoma and Texas, which are the jurisdictions in which the Company has its principal operations. In certain of these jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination. Additionally, it is important to note that years are technically open for examination until the statute of limitations in each respective jurisdiction expires.

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

2. ACQUISITIONS AND DIVESTITURES

Acquisitions

KCS Energy, Inc.

On April 21, 2006, the Company and KCS announced they had entered into a definitive agreement to merge the companies and this merger was consummated on July 12, 2006.

Upon the closing of the merger, KCS stockholders became entitled to receive a combination of $9.00 cash and 1.65 shares of Petrohawk common stock for each share of KCS common stock. At the time of the merger, there were approximately 50.0 million shares of KCS common stock outstanding that converted into approximately 82.6 million shares of Petrohawk common stock. Total consideration for the shares of KCS common stock was comprised of approximately $1.1 billion of Petrohawk common stock, calculated based on the five day trading average of Petrohawk’s common stock bracketing the merger announcement date, or $13.44, approximately $450 million of cash and the assumption of $275 million of KCS debt. In addition, all outstanding options to purchase KCS common stock and restricted shares of KCS common stock were converted into options to purchase the Company’s common stock or into restricted shares of the Company’s common stock, in each case, using an exchange ratio of approximately 2.3706 shares of Petrohawk common stock to one share of KCS common stock.

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

Pro Forma Results of Operations for the Company’s Merger with KCS

The Company’s unaudited pro forma results of operations for the three and nine months ended September 30, 2006 are presented below to illustrate the approximate pro forma effects on the Company’s results of operations under the purchase method of accounting as if the Company had completed its merger with KCS on January 1, 2006. The unaudited pro forma results of operations do not purport to represent what the results of operations would actually have been if the merger had in fact occurred on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands, except per share amounts)
Pro forma:
Oil and gas revenues	$208,612	$611,234
Net income available to common stockholders	$63,102	$160,489

Basic earnings per share	$0.38	$0.96
Diluted earnings per share	$0.37	$0.95

One Tec, LLC.

On August 3, 2007 the Company completed the acquisition of all of the membership interests of One Tec, LLC (One Tec). The aggregate cash consideration paid at closing was approximately $42.0 million after certain closing adjustments. The One Tec acquisition was accounted for using the purchase method of accounting under the accounting standards established in SFAS 141 and SFAS 142. As a result, the assets and liabilities of One Tec were first reported in the Company’s consolidated balance sheet as of September 30, 2007. The Company reflected the results of operations of One Tec beginning August 3, 2007. The Company recorded the estimated fair values of the assets acquired and liabilities assumed at August 3, 2007, which primarily consisted of oil and natural gas properties of $35.0 million.

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

Divestitures

Michigan, Wyoming and California

During the fourth quarter of 2006 the Company sold certain oil and natural gas assets in Michigan, Wyoming and California. The majority of these assets were acquired in the Company’s merger with KCS. Proceeds from these transactions were approximately $135 million, before adjustments, and were recorded as a decrease to the Company’s full cost pool.

Gulf of Mexico

On March 21, 2006, the Company completed the sale of substantially all of its Gulf of Mexico properties for $52.5 million ($43.2 million after certain closing adjustments). These proceeds were recorded as a decrease to the Company’s full cost pool.

3. OIL AND GAS PROPERTIES

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depletion exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to expense. Full cost companies must use the prices in effect at the end of each accounting quarter to calculate the ceiling test value of their reserves. However, subsequent commodity price increases may be utilized to calculate the ceiling value and reserves prior to the issuance of the financial statements. Decreases in product price levels, as well as changes in production rates, levels of reserves, the evaluation of costs excluded from amortization, future development costs, and service costs and other factors could result in significant future ceiling test impairments.

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

4. LONG-TERM DEBT

Long-term debt as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Senior revolving credit facility	$589,000	$295,000
9 1/8% $775 million senior notes (1)	762,737	768,514
7 1/8% $275 million senior notes (2)	261,431	262,471
9 7/8% senior notes	254	254

	$1,613,422	$1,326,239

(1)

This amount is comprised of the $650.0 million and $125.0 million private placements consummated in July 2006. These amounts include a $7.1 million and $7.8 million discount at September 30, 2007 and December 31, 2006, respectively, recorded by the Company in conjunction with the issuance of the $650.0 million notes. Additionally, these amounts include a $1.2 million and $1.3 million premium at September 30, 2007 and December 31, 2006, recorded by the Company in conjunction with the issuance of the $125.0 million notes. See “9 1/8% Senior Notes” below for more details.

(2)

Amount includes a $10.9 million and $12.5 million discount at September 30, 2007 and December 31, 2006, respectively, recorded by the Company in conjunction with the assumption of the notes. See “7 1/8% Senior Notes” below for more details.

Senior Revolving Credit Facility

In connection with the Company’s merger with KCS, the Company amended and restated its senior revolving credit facility. The facility provides for a $1 billion commitment with a borrowing base that will be redetermined on a semi-annual basis. The Company and the lenders each have the right to one annual interim unscheduled redetermination to adjust the borrowing base based on the Company’s oil and natural gas properties, reserves, other indebtedness and other relevant factors. At September 30, 2007, the borrowing base was $750 million. On October 15, 2007, the Company entered into an amendment to its senior revolving credit facility to increase the borrowing base to $900 million until the earlier of (a) the closing of the Gulf Coast property sale or (b) the next borrowing base redetermination date. See Note 12, “Subsequent Events” for additional information. On July 25, 2007 the Company executed an amendment to its senior revolving credit facility that permits it to purchase in the open market a maximum of $375 million on the 7 1/8% Senior Notes due 2012, also referred to as the 2012 Notes and 9 1/8% Senior Notes due 2013, also referred to as the 2013 Notes. Amounts outstanding bear interest at specified margins over LIBOR of 1.00% to 1.75% for Eurodollar loans or at specified margins over ABR of 0.00% to 0.50% for ABR loans. Such margins fluctuate based on the utilization of the facility. Borrowings are secured by first priority liens on substantially all of the Company’s assets and all of the assets of, and equity interest in, the Company’s subsidiaries. Amounts drawn on the facility will mature on July 12, 2010.

The senior revolving credit facility contains customary financial and other covenants, including minimum working capital levels, minimum coverage of interest expense, and a maximum leverage ratio. In addition, the

Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. At September 30, 2007, the Company was in compliance with all of its debt covenants under the senior revolving credit facility.

7 1/8% Senior Notes

Upon effectiveness of the Company’s merger with KCS, the Company assumed (pursuant to the Second Supplemental Indenture relating to the 2012 Notes), and subsidiaries of the Company guaranteed (pursuant to the Third Supplemental Indenture relating to such notes), all the obligations (approximately $275 million) of KCS under the 2012 Notes and the Indenture dated April 1, 2004 (the 2012 Indenture) among KCS, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, which governs the terms of the 2012 Notes. Interest on the 2012 Notes is payable semi-annually, on each April 1 and October 1. On or after April 1, 2008, the Company may redeem all or a portion of the 2012 Notes. If the notes are redeemed during any 12-month period beginning on April 1 of the year indicated below, the Company must pay 100% of the principal price, plus a specified premium (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, to the applicable redemption date:

Year	Percentage
2008	103.568
2009	101.784
2010	100.000
2011	100.000
2012	100.000

The 2012 Indenture contains a provision requiring the Company to offer to purchase the 2012 Notes at 101% of face value in the event of a change of control (as defined in the 2012 Indenture). At September 30, 2007, the Company was in compliance with all of its debt covenants under the 2012 Notes.

In conjunction with the assumption of the 2012 Notes, the Company recorded a discount of $13.6 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount is $10.9 million at September 30, 2007.

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

On or after July 15, 2010, the Company may redeem all or part of the 2013 Notes at any time. If any of the 2013 Notes are redeemed during any 12-month period beginning on July 15 of the year indicated below, the Company must pay the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest thereon, if any, to the applicable redemption date:

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

At September 30 2007, the Company was in compliance with all of its debt covenants relating to the 2013 Notes.

In conjunction with the issuance of the $650 million 2013 Notes, the Company recorded a discount of $8.2 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount was $7.1 million at September 30, 2007. In conjunction with the issuance of the $125 million 2013 Notes, the Company recorded a premium of $1.4 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized premium was $1.2 million at September 30, 2007.

9 7/8% Senior Notes

On April 8, 2004, Mission Resources Corporation issued $130.0 million of its 9 7/8% senior notes due 2011 (the 2011 Notes). The Company assumed these notes upon the closing of the Company’s merger with Mission. In conjunction with the Company’s merger with KCS, the Company extinguished substantially all of its 2011 Notes for a premium of $14.9 million plus accrued interest of $3.5 million. There were approximately $0.3 million of the notes which were not redeemed and were still outstanding as of September 30, 2007. In connection with the extinguishment of substantially all of the 2011 Notes, the Company requested and received from the noteholders consent to eliminate most significant debt covenants associated with the 2011 Notes.

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt. At September 30, 2007, the Company had approximately $12.9 million of net debt issuance costs being amortized over the lives of the respective debt.

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

The Company recorded the following activity related to the ARO liability for the nine months ended September 30, 2007:

(In thousands)
Liability for asset retirement obligation as of December 31, 2006	$45,326
Liabilities settled and divested	(3,059)
Additions	2,293
Accretion expense	1,350

Liability for asset retirement obligation as of September 30, 2007	$45,910

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

Rig Commitments

In its Form 10-K, as amended, for the year ended December 31, 2006, the Company disclosed that it had nine drilling rigs under contract for a total commitment over four years of $78.9 million. As of September 30,

2007, the Company has seven drilling rigs under contract for a total commitment over four years of $45.8 million of which $35.7 million relates to two rigs located in North Louisiana.

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

At September 30, 2007, the Company had a $24.4 million derivative asset, $23.2 million of which is classified as current, and a $17.0 million derivative liability, $13.4 million of which is classified as current. The weighted average of the forward strip prices used to value the derivative assets and liabilities was $78.73 per barrel of oil (Bbl) and $7.70 per million British thermal unit (Mmbtu) of natural gas. The Company recorded a net derivative gain of $20.3 million ($3.0 million unrealized loss and a $23.3 million gain for cash received on settled contracts) for the three months ended September 30, 2007 and a $7.0 million net derivative loss ($48.1 million unrealized loss and a $41.1 million gain for cash received on settled contracts) for the nine months ended September 30, 2007.

At December 31, 2006, the Company had a $75.2 million derivative asset, $68.2 million of which is classified as current, and a $19.8 million derivative liability, $8.0 million of which is classified as current. The weighted average of the forward strip prices used to value the derivative assets and liabilities was $65.40 per Bbl and $7.29 per Mmbtu of natural gas. The Company recorded a net derivative gain of $68.0 million and $94.5 million for the three and nine months ended September 30, 2006, respectively.

Natural Gas

At September 30, 2007, the Company had the following natural gas costless collar positions:

	Collars
		Floors		Ceilings
Period	Volume in Mmbtu’s	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
October 2007 – December 2007	15,440,000	$5.30 - $8.00	$7.10	$7.12 - $15.35	$12.29
January 2008 – December 2008	36,490,000	5.00 - 8.00	7.06	6.45 - 19.15	10.88

At September 30, 2007, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in Mmbtu’s	Price / Price Range	Weighted Average Price
October 2007 – December 2007	1,200,000	$6.06 - $8.80	$8.12
January 2008 – December 2008	9,140,000	7.71 - 8.06	7.85

At September 30, 2007, the Company had the following natural gas put options:

	Floors
Period	Volume in Mmbtu’s	Weighted Average Price
October 2007 – December 2007	1,820,000	$8.00

The Company has recorded a deferred premium liability of $1.4 million of long-term debt which has been classified as current at September 30, 2007 based on a weighted average deferred premium of $0.79 per Mmbtu in 2007. The natural gas put option contracts contain deferred premiums that will be paid as the contracts expire.

Crude Oil

At September 30, 2007, the Company had the following crude oil costless collar positions:

	Collars
Period	Volume in Bbls	Floors		Ceilings
		Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
October 2007 – December 2007	658,000	$35.00 - $70.00	$63.69	$43.20 - $90.10	$82.93
January 2008 – December 2008	792,000	34.00 - 70.00	64.96	45.30 - 85.05	80.26

At September 30, 2007, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbls	Price / Price Range	Weighted Average Price
October 2007 – December 2007	9,000	$63.85	$63.85
January 2008 – December 2008	144,000	38.10	38.10

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

During the nine months ended September 30, 2007, the Company granted stock appreciation rights covering 1.5 million shares of common stock to employees of the Company. The stock appreciation rights have exercise prices ranging from $11.64 to $14.89 and vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At September 30, 2007, the unrecognized compensation expense related to non-vested stock appreciation rights totaled $3.1 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 2.4 years.

Stock Options

The Company did not award any stock options to employees during the nine months ended September, 2007.

During the first nine months of 2006, the Company granted stock options covering 1.9 million shares of common stock to employees of the Company. The options have exercises prices ranging from $9.80 to $16.04 with a weighted average price of $11.93. These options vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At September 30, 2007, the unrecognized compensation expense related to non-vested stock options totaled $2.1 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 1.5 years.

Restricted Stock

During the nine months ended September 30, 2007, the Company granted 0.8 million shares of restricted stock to employees of the Company. These restricted shares were granted at prices ranging from $11.64 to $16.23 with a weighted average price of $12.33.

During the first nine months of 2006, the Company granted 0.9 million shares of restricted common stock to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $9.80 to $16.04 with a weighted average price of $11.71.

Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and the non-employee directors’ shares vest six-months from the date of grant. At September 30, 2007, the unrecognized compensation expense related to non-vested restricted stock totaled $12.5 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 1.8 years.

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

10. NET EARNINGS PER COMMON SHARE

The following represents the calculation of net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Basic
Net income	$26,795	$52,656	$53,011	$90,448
Less: preferred dividends	—	—	—	(217)

Net (loss) income available to common stockholders	$26,795	$52,656	$53,011	$90,231

Weighted average number of shares	167,920	157,135	167,671	107,908

Basic earnings per common share	$0.16	$0.34	$0.32	$0.84

Diluted
Net income	$26,795	$52,656	$53,011	$90,231
Plus: preferred dividends	—	—	—	217

Net (loss) income available to common stockholders	$26,795	$52,656	$53,011	$90,448

Weighted average number of shares	167,920	157,135	167,671	107,908
Common stock equivalent shares representing shares issuable upon exercise of stock options	2,993	1,299	2,781	1,531
Common stock equivalent shares representing shares issuable upon exercise of warrants	1,360	1,213	1,327	1,267
Common stock equivalent shares representing shares “as-if” conversion of preferred shares	—	—	—	—

Weighted average number of shares used in calculation of diluted income per common share	172,273	159,647	171,779	110,706

Diluted earnings per common share	$0.16	$0.33	$0.31	$0.82

The following common stock equivalents were not included in the computation for diluted net earnings per common share because the exercise price exceeds fair market value:

	Three Months Ended September 30,		Nine Months Ended September 30,
Common Stock Equivalents:	2007	2006	2007	2006
	(In thousands)
Options and stock appreciation rights	15	959	34	804
Warrants	—	18	8	18

	15	977	42	822

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Accounts receivable:
Oil and gas sales	$89,579	$107,003
Joint interest accounts	40,105	37,056
Income taxes receivable	7,107	5,453
Other	742	6,070

	$137,533	$155,582

Accounts payable and accrued liabilities:
Trade payables	$34,369	$31,565
Revenues and royalties payable	87,797	69,383
Accrued capital costs	117,983	111,252
Accrued interest expense	24,946	40,906
Operator prepayment liability	12,757	5,839
Accrued lease operating expenses	7,939	10,601
Accrued ad valorem taxes payable	7,054	7,086
Accrued employee compensation	7,200	2,649
Other	5,752	16,670

	$305,797	$295,951

12. SUBSEQUENT EVENTS

In June 2007, Petrohawk announced its intention to form a publicly-traded master limited partnership, HK Energy Partners LP, or the MLP, which would initially acquire certain of Petrohawk’s oil and natural gas properties located in West Texas, New Mexico and Oklahoma. On October 30, 2007, the Company filed a Form S-1 with the Securities and Exchange Commission to form this MLP. The Company anticipates that the MLP will offer approximately $150 million to $225 million of partnership units to the public during the first quarter of 2008, subject to regulatory processes and market conditions. At the closing of the initial public offering, Petrohawk will be the general partner of the MLP and hold a majority ownership in the units of the MLP. Petrohawk will continue to operate and own a working interest in certain of the assets that will form the MLP. This Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers, solicitations of offers to buy, or any sales of securities will only be made in accordance with the registration requirements of the Securities Act of 1933 or an exemption therefrom.

On October 15, 2007, Petrohawk Energy Corporation along with certain of its wholly-owned subsidiaries, entered into a definitive agreement with Milagro Development I, LP (“Milagro”), relating to the sale to Milagro of oil and natural gas properties and related assets comprising Petrohawk’s Gulf Coast division for $825 million, subject to customary purchase price adjustments. The purchase price consists of $700 million in cash and a $125 million note. The note will mature five years and ninety-one days from the closing date and will bear interest at 12 percent per annum, payable in kind at Milagro’s option. The note will be a senior unsecured obligation of Milagro. Milagro may redeem the note at any time prior to one year after Closing for $100 million plus accrued and unpaid interest. If the redemption occurs prior to 150 days after the closing date, accrued interest will be waived. The transaction is expected to close in the fourth quarter of 2007. The economic effective date for the sale is July 1, 2007.

The definitive agreement contains customary closing conditions for transactions of this type. The agreement also contains customary representations and warranties and indemnity obligations with respect to losses relating to, among other things, breaches of representations or warranties, failure to perform covenants, certain environmental obligations and other assumed obligations. Certain of these indemnification obligations are subject to minimum claim amounts and there is an overall deductible equal to 1 1/2% of the purchase price. The cap on indemnification is equal to 10% of the purchase price.

Also effective as of October 15, 2007, Petrohawk Energy Corporation entered into the Fourth Amendment (the “Fourth Amendment”) to Second Amended and Restated Senior Revolving Credit Agreement dated as of July 12, 2006 among Petrohawk Energy Corporation, each of the lenders from time to time party thereto (the “Lenders”), BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc., as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp., as co-documentation agents for the Lenders. Pursuant to the Fourth Amendment, the facility borrowing base was increased to $900,000,000 until the earlier of (a) the consummation of the sale of the Gulf Coast division or (b) the next borrowing base redetermination date. Upon the consummation of the sale of the Gulf Coast division, the borrowing base shall automatically be decreased to $675,000,000, until the next borrowing base redetermination date. Also pursuant to the Fourth Amendment, until the closing of the sale of the Gulf Coast division, the borrowing base shall not be increased pursuant to Petrohawk’s redemption or repurchase of Petrohawk’s 9 1/8% senior notes due 2013 and Petrohawk’s 7 1/8% senior notes due 2012, as had been previously provided. After the sale of the Gulf Coast division, Petrohawk may, at its option, request the borrowing base be increased by $100 for every $275 of the 9 1/8 % senior notes due 2013 and the 7 1/8% senior notes due 2012 redeemed or repurchased.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis included in our Form 10-K, as amended, for the year ended December 31, 2006.

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

In June 2007, we announced our intention to form a publicly-traded master limited partnership, HK Energy Partners LP, or the MLP, which would initially acquire certain of our oil and natural gas properties located in West Texas, New Mexico and Oklahoma. On October 30, 2007, we filed a Form S-1 with the Securities and Exchange Commission to form this MLP. We anticipate that the MLP will offer approximately $150 million to $225 million of partnership units to the public during the first quarter of 2008, subject to regulatory processes and market conditions. At the closing of the initial public offering, We will be the general partner of the MLP and hold a majority ownership in the units of the MLP. We will continue to operate and own a working interest in certain of the assets that will form the MLP. This Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers, solicitations of offers to buy, or any sales of securities will only be made in accordance with the registration requirements of the Securities Act of 1933 or an exemption therefrom.

On October 15, 2007, Petrohawk Energy Corporation along with certain of our wholly-owned subsidiaries, entered into a definitive agreement with Milagro Development I, LP (“Milagro”), relating to the sale to Milagro of oil and natural gas properties and related assets comprising our Gulf Coast division for $825 million, subject to customary purchase price adjustments. The purchase price consists of $700 million in cash and a $125 million note. The note will mature five years and ninety-one days from the closing date and will bear interest at 12% per annum payable in kind at Milagro’s option. The note will be a senior unsecured obligation of Milagro. Milagro may redeem the note at any time prior to one year after Closing for $100 million plus accrued and unpaid interest. If the redemption occurs prior to 150 days after the closing date, accrued interest will be waived. The transaction is expected to close in the fourth quarter of 2007. The economic effective date for the sale is July 1, 2007.

In the first nine months of 2007, we produced 88.5 Bcfe compared to production of 50.6 Bcfe for the comparable period of the prior year. Natural gas production was 75.2 billion cubic feet (Bcf) and oil production was 2,221 thousand barrels of oil (Mbbls) for the first nine months of 2007. Natural gas equivalent production increased 37.9 Bcfe from the same period in 2006. This increase was primarily attributable to the completion of our merger with KCS in July 2006, the completion of certain acquisitions in North Louisiana, which we refer to collectively as the North Louisiana Acquisitions, in January of 2006, as well as our continued drilling success. We drilled 268 (87 during the third quarter) gross wells during the first nine months of 2007, 258 (85 during the third quarter) of which were successful for a success rate of 96% (98% during the third quarter). We reported oil and gas revenues for the nine months ended September 30, 2007 of $656.1 million. This represents an increase of $270.2 million as compared to the prior year.

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

Capital Resources and Liquidity

Our sources of cash for the nine months ended September 30, 2007 and 2006 were from operating and financing activities. Proceeds from the issuance of long-term debt and cash received from operations were offset by cash used in investing activities to fund our drilling program and acquisition activities, net of any divestiture activities. Operating cash flow fluctuations were substantially driven by changes in commodity prices and changes in our production volumes. Prices for oil and natural gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See “Results of Operations” below for a review of the impact of prices and volumes on sales. The formation of the MLP and our pending Gulf Coast division sale, when completed, will also have impact on our cash flows, capital resources and liquidity.

Net increase (decrease) in cash is summarized as follows:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows provided by operating activities	$452,988	$182,324
Cash flows used in investing activities	(734,233)	(925,578)
Cash flows provided by financing activities	285,453	736,627

Net increase (decrease) in cash	$4,208	$(6,627)

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2007 and 2006 were $453.0 million and $182.3 million, respectively. Net cash flows provided by operating activities increased in 2007 primarily due to our 74.9% increase in production volumes as a result of our recent acquisition activities as well as our continued drilling success. Also contributing to this increase was our continued success in reducing our operating costs on a per unit basis. These reductions in operating costs were partially offset by a 2.8% decrease in our realized natural gas equivalent price compared to the same period in the prior year. We are unable to predict future production levels or future commodity prices. As a result, we cannot provide any assurance about future levels of net cash provided by operating activities. We expect that our pending Gulf Coast division sale, when completed, will reduce our production levels in future periods.

Investing Activities. The primary driver of cash used in investing activities is capital spending, inclusive of acquisitions and net of dispositions. Cash used in investing activities was $734.2 million and $925.6 million for the nine months ended September 30, 2007 and 2006, respectively.

During the first nine months of 2007, we spent $566.8 million on capital expenditures in conjunction with our drilling program. We participated in the drilling of 268 wells in 2007. In 2006, we spent $222.7 million on capital expenditures in conjunction with our participation in the drilling of 235 wells.

During the third quarter of 2007, we closed our acquisition of One Tec, L.L.C. with properties in Arkansas, Indiana and Texas for $39.9 million, net of $2.1 million cash acquired.

During the first nine months of 2007, we spent $133.1 million primarily to acquire additional interests in the Fayetteville Shale in Arkansas, in the New Albany Shale in Indiana and in both the Elm Grove and Terryville fields in Louisiana. Our program to acquire additional interests and acreage in these key fields is ongoing.

On April 21, 2006, we announced that we entered into definitive agreement to merge with KCS and this transaction was consummated on July 12, 2006. Total consideration for the shares of KCS common stock was comprised of approximately $1.1 billion of our common stock, approximately $450 million of cash and the assumption of $275 million of KCS debt. In addition, all outstanding options to purchase KCS common stock were converted into options to purchase our common stock.

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

Our capital budget for the remainder of 2007 and 2008 is expected to be funded from cash flows from operations and additional borrowings under our senior revolving credit facility. We establish the budget for these amounts based on our current estimate of future commodity prices. Due to the volatility of commodity prices, our budget may be periodically adjusted.

Financing Activities. Net cash flows provided by financing activities were $285.5 million and $736.6 million for the nine months ended September 30, 2007 and 2006, respectively. Cash flows provided by financing activities in 2007 were the result of increased borrowings, primarily to fund our drilling and acquisition activities.

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

We strive to maintain excess availability under our debt facilities. Excess cash flow and non-core asset sales are used to repay debt to the extent available. During the first nine months of 2007, we had net borrowings of $280.8 million primarily due to the cash requirements of our drilling program as well as to fund our acquisition activities in 2007. During the first nine months of 2006, we had net borrowings of $637.9 million primarily due to the funding requirements to close the merger with KCS and the North Louisiana Acquisitions.

Financing activities in 2007 and 2006 included $3.1 million of cash received and $14.6 million of cash paid on settled derivative contracts that were acquired in conjunction with our acquisition activities.

During the first nine months of 2006, we paid out previously accrued fourth quarter of 2005 dividends of $0.1 million on our 8% cumulative preferred stock as well as our first and second quarter 2006 dividends of $0.1 million each. In April 2006, we initiated a buyback of this preferred stock for $9.25 per unit, resulting in a $5.3 million use of cash from financing activities.

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

In our Form 10-K, as amended, for the year ended December 31, 2006, we disclosed that we had nine drilling rigs under contract for a total commitment over four years of $78.9 million. As of September 30, 2007, we have seven drilling rigs under contract for a total commitment over four years of $45.8 million of which $35.7 million relates to two rigs located in North Louisiana.

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

Results of Operations

Quarters ended September 30, 2007 and 2006

We reported net income of $26.8 million for the three months ended September 30, 2007 compared to net income of $52.7 million for the comparable period in 2006. The decrease in net income of $25.9 million from the three months ended September 30, 2006, was primarily driven by the change in fair value of derivative instruments due to the change in our weighted average forward strip pricing which resulted in a net decrease of $47.7 million on derivative contracts. Also contributing to this decrease was a decrease in our average equivalent sales price of $0.27 per Mcfe offset by an increase in production volumes of 3.7 Bcfe primarily due to our successful drilling program.

	Three Months Ended September 30,		Increase (Decrease)
In thousands (except per unit and per Mcfe amounts)	2007	2006
Net income	$26,795	$52,656	$(25,861)
Oil and gas revenues	213,337	196,439	16,898
Expenses:
Production:
Lease operating	17,236	17,594	(358)
Workover and other	2,110	2,720	(610)
Taxes other than income	12,844	15,739	(2,895)
Gathering, transportation and other	8,265	5,178	3,087
General and administrative:
General and administrative	12,258	12,132	126
Stock-based compensation	3,581	3,173	408
Depletion, depreciation and amortization:
Depletion—Full cost	99,802	88,468	11,334
Depreciation—Other	854	331	523
Accretion expense	456	413	43
Net gain on derivative contracts	20,337	68,048	(47,711)
Interest expense and other	(34,308)	(35,870)	1,562
Income tax provision	(15,165)	(30,213)	15,048

Production:
Natural Gas—Mmcf	25,601	21,871	3,730
Crude Oil—Mbbl	742	797	(55)
Natural Gas Equivalent—Mmcfe	30,052	26,652	3,400
Average Daily Production—Mmcfe	327	290	37

Average price per unit (1):
Gas price per Mcf	$6.22	$6.52	$(0.30)
Oil price per Bbl	73.04	67.42	5.62
Equivalent per Mcfe	7.10	7.37	(0.27)

Average cost per Mcfe:
Production:
Lease operating	0.57	0.66	(0.09)
Workover and other	0.07	0.10	(0.03)
Taxes other than income	0.43	0.59	(0.16)
Gathering, transportation and other	0.28	0.19	0.09
General and administrative:
General and administrative	0.41	0.46	(0.05)
Stock-based compensation	0.12	0.12	—
Depletion	3.32	3.32	—

(1)	Amounts exclude the impact of cash paid on settled contracts as we did not elect to apply hedge accounting.

For the three months ended September 30, 2007, oil and natural gas sales increased $16.9 million, from the same period in 2006, to $213.3 million. The increase was primarily due to the increase in production of 3,400 Mmcfe primarily related to our successful drilling program. Increased production led to a $25.1 million increase in revenues for the three months ended September 30, 2007. The increase in production was offset by a decrease in our realized average price per Mcfe of $0.27 per Mcfe to $7.10, which reduced our revenues by $8.2 million.

Lease operating expenses decreased $0.4 million for the three months ended September 30, 2007. The decrease was due to our continued cost control efforts offset by an increase in production volumes as a result of our successful drilling activities in 2007. We drilled 87 wells during the three months ended September 30, 2007 compared to 105 wells in 2006. On a per unit basis, lease operating expenses decreased from $0.66 per Mcfe in 2006 to $0.57 per Mcfe in 2007. We continue to identify divestment prospects in outlying, higher operating cost properties. Also contributing to the decrease on a per unit basis was our acquisition of lower cost properties in conjunction with our merger with KCS and properties acquired in the North Louisiana Acquisitions.

Taxes other than income decreased $2.9 million for the three months ended September 30, 2007 as compared to the same period in 2006. The largest components of taxes other than income are production and severance taxes which are generally assessed as a percentage of gross oil and natural gas sales. As a percentage of oil and gas sales, taxes other than income decreased from 8% in 2006 to 6% in 2007 primarily due to the timing of various refunds received in 2007 and reassessments that occurred in 2007.

Gathering, transportation and other expense increased $3.1 million, or $0.09 per Mcfe, for the three months ended September 30, 2007 as compared to the same period in 2006. This increase was due to our recent acquisition activities including the completion of our merger with KCS as well as the North Louisiana Acquisitions.

General and administrative expense for the three months ended September 30, 2007 remained relatively flat at $12.2 million compared to $12.1 million in the prior year. In 2006, we completed the North Louisiana Acquisitions as well as our merger with KCS which increased compensation and other costs associated with increased staffing levels to meet the demands of our expanding operations. Offsetting these increases were decreased legal and contracting fees from 2006 to 2007 as a result of streamlining costs after the merger with KCS. General and administrative expense has decreased on a per Mcfe basis from $0.46 per Mcfe in 2006 to $0.41 per Mcfe in 2007 as production increases have exceeded our administrative expense increases.

Stock-based compensation increased $0.4 million for the three months ended September 30, 2007 as compared to the same period in the prior year. This increase was primarily related to additional stock options and restricted stock grants assumed as part of our merger with KCS in July 2006, as well as stock appreciation rights and restricted stock grants to employees during 2007.

Depletion expense increased $11.3 million for the three months ended September 30, 2007 from the same period in 2006 to $99.8 million. Depletion for oil and natural gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. On a per unit basis, depletion expense remained flat at $3.32 per Mcfe.

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations. The Company recorded a net derivative gain of $20.3 million ($3.0 million unrealized loss and a $23.3 million gain for cash received on settled contracts) for the three months ended September 30, 2007 compared to a net derivative gain of $68.0 million in the prior year.

Interest expense and other decreased $1.6 million for the three months ended September 30, 2007 compared to the same period in 2006. This decrease was primarily due to the extinguishment of substantially all of our 2011 Notes in conjunction with our merger with KCS, offset by a full quarter of expense associated with the additional debt we incurred in conjunction with our merger with KCS as well as the increase in our senior revolving credit facility in 2007 that has been used to fund our drilling and acquisition activities.

Income tax expense for the three months ended September 30, 2007 decreased $15.1 million from the prior year. The decrease in income tax expense from prior year was primarily due to our pre-tax income of $42.0 million for the three months ended September 30, 2007 compared to pre-tax income of $82.9 million in 2006. The effective tax rates for the three months ended September 30, 2007 and 2006 were 36.1% and 36.5%, respectively. The decrease in our effective rate was primarily due to an increase in the disqualifying dispositions of exercised incentive stock options.

Results of Operations

Nine months ended September 30, 2007 and 2006

We reported net income of $53.0 million for the nine months ended September 30, 2007 compared to net income of $90.4 million for the comparable period in 2006. The decrease in net income of $37.4 million from the nine months ended September 30, 2006, was primarily driven by the change in fair value of derivative instruments due to the change in our weighted average forward strip pricing which resulted in a net decrease of $101.5 million on derivative contracts and a decrease in our average equivalent sales price of $0.21 per Mcfe which led to a decrease of $18.6 million in our oil and gas revenues. Also contributing to this decrease was an increase in our interest expense and other of $41.0 million and depletion expense of $131.3 million. These decreases were partially offset by an increase in production of 37.9 Bcfe due to our acquisitions and successful drilling which led to an increase of $288.8 million in our oil and gas revenues.

	Nine Months Ended September 30,		Increase (Decrease)
In thousands (except per unit and per Mcfe amounts)	2007	2006
Net income	$53,011	$90,448	$(37,437)
Oil and gas revenues	656,062	385,859	270,203
Expenses:
Production:
Lease operating	50,528	40,460	10,068
Workover and other	6,132	5,210	922
Taxes other than income	43,122	30,346	12,776
Gathering, transportation and other	23,288	9,314	13,974
General and administrative:
General and administrative	38,554	25,883	12,671
Stock-based compensation	9,866	5,041	4,825
Depletion, depreciation and amortization:
Depletion—Full cost	293,510	162,161	131,349
Depreciation—Other	2,300	869	1,431
Accretion expense	1,350	1,090	260
Net (loss) gain on derivative contracts	(7,005)	94,495	(101,500)
Interest expense and other	(96,847)	(55,865)	(40,982)
Income tax provision	(30,549)	(53,667)	23,118

Production:
Natural Gas—Mmcf	75,196	38,850	36,346
Crude Oil—Mbbl	2,221	1,962	259
Natural Gas Equivalent—Mmcfe	88,522	50,622	37,900
Average Daily Production—Mmcfe	324	185	139

Average price per unit (1):
Gas price per Mcf	$6.85	$6.64	$0.21
Oil price per Bbl	63.73	64.96	(1.23)
Equivalent per Mcfe	7.41	7.62	(0.21)

Average cost per Mcfe:
Production:
Lease operating	0.57	0.80	(0.23)
Workover and other	0.07	0.10	(0.03)
Taxes other than income	0.49	0.60	(0.11)
Gathering, transportation and other	0.26	0.18	0.08
General and administrative:
General and administrative	0.44	0.51	(0.07)
Stock-based compensation	0.11	0.10	0.01
Depletion	3.32	3.20	0.12

(1)	Amounts exclude the impact of cash paid on, or received from, settled contracts.

For the nine months ended September 30, 2007, oil and natural gas sales increased $270.2 million, from the same period in 2006, to $656.1 million. The increase was primarily due to the increase in production of 37,900 Mmcfe primarily related to our merger with KCS and our successful drilling program. Increased production led to a $288.8 million increase in oil and gas revenues for the nine months ended September 30, 2007. This was partially offset by a $0.21 per Mcfe decrease in our realized average price which resulted in a reduction of $18.6 million in our oil and gas revenues.

Lease operating expenses increased $10.1 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in production volumes as a result of our acquisition activities, as well as our successful drilling activities in 2007. We drilled 268 wells during the nine months ended September 30, 2007 compared to 235 wells in 2006. On a per unit basis, lease operating expenses decreased from $0.80 per Mcfe in 2006 to $0.57 per Mcfe in 2007. The decrease on a per unit basis is primarily due to our continued cost control efforts. Additionally, we continue to identify divestment prospects in outlying, higher operating cost properties. Also contributing to the decrease on a per unit basis was our acquisition of lower cost properties in conjunction with our merger with KCS and properties acquired in the North Louisiana Acquisitions.

Taxes other than income increased $12.8 million for the nine months ended September 30, 2007 as compared to the same period in 2006. The largest components of taxes other than income are production and severance taxes which are generally assessed as a percentage of gross oil and natural gas sales. As a percentage of oil and gas sales, taxes other than income decreased from 8% in 2006 to 7% in 2007 primarily due to the timing of various refunds received in 2007 and reassessments that occurred in 2007.

Gathering, transportation and other expense increased $14.0 million, or $0.08 per Mcfe, for the nine months ended September 30, 2007 as compared to the same period in 2006. This increase was due to our recent acquisition activities including the completion of our merger with KCS as well as the North Louisiana Acquisitions.

General and administrative expense for the nine months ended September 30, 2007 increased $12.7 million to $38.6 million compared to $25.9 million in the same period in 2006. This increase was due to our continued growth over the past two years. In 2006, we completed the North Louisiana Acquisitions as well as our merger with KCS which increased compensation and other costs associated with increased staffing levels to meet the demands of our expanding operations. General and administrative expense has decreased on a per Mcfe basis from $0.51 per Mcfe in 2006 to $0.44 per Mcfe in 2007 as production increases have exceeded our administrative expense increases.

Stock-based compensation increased $4.8 million for the nine months ended September 30, 2007 as compared to the same period in the prior year. This increase was primarily related to additional stock options and restricted stock grants assumed as part of our merger with KCS in July 2006, as well as stock appreciation rights and restricted stock grants to employees during 2007.

Depletion expense increased $131.3 million for the nine months ended September 30, 2007 from the same period in 2006 to $293.5 million. Depletion for oil and natural gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. On a per unit basis, depletion expense increased $0.12 per Mcfe to $3.32 per Mcfe from $3.20 per Mcfe. This increase was due to our merger with KCS in July 2006 and the North Louisiana Acquisitions in January 2006 which substantially increased our future development costs.

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations. The Company recorded a net derivative loss of $7.0 million ($48.1 million unrealized loss and a $41.1 million gain for cash received on settled contracts) for the nine months ended September 30, 2007 compared to a net derivative gain of $94.5 million in the prior year.

Interest expense and other increased $41.0 million for the nine months ended September 30, 2007 compared to the same period in 2006. This increase was due to additional debt we incurred in conjunction with our merger with KCS in July 2006 and, to a lesser extent, the North Louisiana Acquisitions in January 2006. Also contributing to this increase was the increase of $294.0 million in our senior revolving credit facility in 2007 which was used to fund our acquisition and drilling activities as well as other general corporate purposes.

Income tax expense for the nine months ended September 30, 2007 decreased $23.1 million from the prior year. The decrease in income tax expense from prior year was primarily due to our pre-tax income of $83.6 million for the nine months ended September 30, 2007 compared to pre-tax income of $144.1 million in 2006. The effective tax rates for the nine months ended September 30, 2007 and 2006 were 36.6% and 37.2%, respectively. The decrease in our effective rate was due primarily to an increase in disqualifying dispositions of exercised incentive stock options during the current quarter.

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

At September 30, 2007, total debt excluding related discounts and premiums was $1.6 billion, of which approximately 63.9%, or $1.0 billion, bears interest at a weighted average fixed interest rate of 8.6% per year. The remaining 36.1% of our total debt balance at September 30, 2007, or $589.0 million, bears interest at floating or market interest rates that at our option are tied to the prime interest rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2007, the interest rate on our variable rate debt was 6.1% per year. If the balance of our bank debt at September 30, 2007 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.9 million per quarter.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our annual meeting of stockholders was held on July 18, 2007 in Houston, Texas for the purpose of voting on three proposals, all of which were approved. The first of those proposals related to the election of individuals to serve as Class III directors of Petrohawk for three-year terms expiring in 2010.

1. The three directors elected and the tabulation of votes (both in person and by proxy) was as follows:

Nominees for Directors	Votes For	Withheld
Thomas R. Fuller	143,428,194	6,977,896
Robert G. Raynolds	149,323,609	1,082,481
Christopher A. Viggiano	148,859,781	1,546,309

Continuing directors for Petrohawk after the annual meeting include: Floyd C. Wilson, James L. Irish III, Robert C. Stone, Jr., Tucker S. Bridwell, James W. Christmas and Gary A. Merriman.

2. The second proposal upon which Petrohawk’s stockholders voted was to approve and ratify an amendment to the Petrohawk Energy Corporation Third Amended and Restated 2004 Employee Incentive Plan to increase the number of shares of the Company’s common stock that may be issued under the plan from 7.05 million to 12.55 million shares. The tabulation of votes (both in person and by proxy) on the second proposal was a follows:

For	Against	Abstain	Broker Non-Votes
114,389,045	5,576,386	1,135,095	29,309,722

3. The third proposal upon which our stockholders voted was to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditor for the year ending December 31, 2007. The tabulation of votes (both in person and by proxy) on the third proposal was a follows:

For	Against	Abstain	Broker Non-Votes
149,311,313	901,024	193,752	4,159

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are included as exhibits to this Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit No	Description
3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).

3.5	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

4.1	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to Petrohawk Energy Corporation’s 9 7/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004).

4.2	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005).

4.3	Second Supplemental Indenture dated as of July 12, 2006, among Petrohawk Energy Corporation, as successor by merger to Mission Resources Corporation, the parties named therein as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on July 17, 2006).

4.4	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.’s 7 1/8% senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2004).

4.5	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.’s Form 8-K filed on April 11, 2005).

4.6	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed July 17, 2006).

Exhibit No	Description
4.7	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed July 17, 2006).

4.8	Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to Petrohawk Energy Corporation’s 9 1/8% senior notes due 2013 (Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed July 17, 2006).

4.9	First Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed July 17, 2006).

4.10*	Second Supplemental Indenture dated August 3, 2007 among Petrohawk Energy Corporation, One TEC, LLC, One TEC Operating, LLC, Bison Ranch, LLC, the parties named therein as existing guarantors and U.S. Bank National Association, as trustee.

10.1	Third Amendment to Second Amended and Restated Senior Revolving Credit Agreement dated as of July 12, 2006 among the Company, each of the lenders from time to time party thereto, BNP Paribas, as administrative agent for the lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc., as co-syndication agents for the lenders, and JPMorgan Chase Bank, N.A, Wells Fargo Bank, N.A and Fortis Capital Corp., as co-documentation agents for the lenders (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 8, 2007).

10.2*	Fourth Amendment to Second Amended and Restated Senior Revolving Credit Agreement dated as of July 12, 2006 among the Company, each of the lenders from time to time party thereto, BNP Paribas, as administrative agent for the lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc., as co-syndication agents for the lenders, and JPMorgan Chase Bank, N.A, Wells Fargo Bank, N.A. and Fortis Capital Corp., as co-documentation agents for the lenders.

10.3	Form Amendment to Employment Agreement entered into on September 1, 2007 with Floyd C. Wilson, Larry L. Helm, Mark J. Mize, Stephen W. Herod and Richard K. Stoneburner (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 7, 2007).

10.4*	Employment Agreement entered into August 14, 2007 effective August 1, 2007 by and between Petrohawk Energy Corporation and David S. Elkouri.

10.5*	Agreement of Sale and Purchase by and among Petrohawk Properties, LP, Petrohawk Energy Corporation, KCS Resources, Inc., and One TEC, LLC, and Milagro Development I, LP dated October 15, 2007.

11.1*	Statement re Computation of Per Share Earnings

31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROHAWK ENERGY CORPORATION

Date: November 7, 2007	By:	/s/ FLOYD C. WILSON
Floyd C. Wilson
Chairman of the Board, President and Chief Executive Officer

	By:	/s/ MARK J. MIZE
Mark J. Mize
Executive Vice President, Chief Financial Officer and Treasurer