Form 10-Q
period 2008-09-30
PETROHAWK ENERGY CORP
filed 2008-11-06
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number 001-33334

PETROHAWK ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0876964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Louisiana, Suite 5600, Houston, Texas 77002

(Address of principal executive offices including ZIP code)

(832) 204-2700

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2008 the Registrant had 251,034,883 shares of Common Stock, $.001 par value, outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report, as well as those described in our Form 10-K for the year ended December 31, 2007, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•

our ability to successfully develop our large inventory of undeveloped acreage primarily held in resource-style areas in Arkansas, Louisiana and Texas including our higher risk plays such as Haynesville, Fayetteville and Eagle Ford Shales;

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

•	continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage;

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors may negatively impact our business, operations or pricing; and

•	continued volatility in the commodity and capital markets could require us to take non-cash writedowns.

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Oil and gas	$304,960	$213,337	$824,531	$656,062
Operating expenses:
Production:
Lease operating	12,324	17,236	37,621	50,528
Workover and other	1,696	2,110	3,482	6,132
Taxes other than income	12,185	12,844	37,185	43,122
Gathering, transportation and other	12,489	8,265	32,956	23,288
General and administrative	18,996	15,839	52,364	48,420
Depletion, depreciation and amortization	99,400	101,112	269,221	297,160

Total operating expenses	157,090	157,406	432,829	468,650

Income from operations	147,870	55,931	391,702	187,412
Other income (expenses):
Net gain (loss) on derivative contracts	388,216	20,337	(32,130)	(7,005)
Interest expense and other	(40,018)	(34,308)	(102,709)	(96,847)

Total other income (expenses)	348,198	(13,971)	(134,839)	(103,852)

Income before income taxes	496,068	41,960	256,863	83,560
Income tax provision	(190,603)	(15,165)	(99,776)	(30,549)

Net income available to common stockholders	$305,465	$26,795	$157,087	$53,011

Net income per share of common stock:
Basic	$1.30	$0.16	$0.75	$0.32

Diluted	$1.28	$0.16	$0.74	$0.31

Weighted average shares outstanding:
Basic	235,235	167,920	208,549	167,671

Diluted	239,479	172,273	212,503	171,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
Current assets:
Cash	$3,879	$1,812
Marketable securities	252,719	—
Accounts receivable	215,780	148,138
Current portion of deferred income taxes	—	5,855
Receivables from derivative contracts	55,230	12,369
Prepaids and other	19,071	21,019

Total current assets	546,679	189,193

Oil and gas properties (full cost method):
Evaluated	4,265,161	3,247,304
Unevaluated	2,237,359	677,565

Gross oil and gas properties	6,502,520	3,924,869
Less - accumulated depletion	(1,035,160)	(769,197)

Net oil and gas properties	5,467,360	3,155,672

Other operating property and equipment:
Gross other operating property and equipment	94,838	18,940
Less - accumulated depreciation	(9,184)	(6,838)

Net other operating property and equipment	85,654	12,102

Other noncurrent assets:
Goodwill	933,914	933,945
Debt issuance costs, net of amortization	31,537	12,052
Receivables from derivative contracts	14,348	—
Restricted cash (Note 2)	—	269,837
Note receivable (Note 2)	—	96,098
Other	1,594	3,540

Total assets	$7,081,086	$4,672,439

Current liabilities:
Accounts payable and accrued liabilities	$481,610	$331,471
Current portion of deferred income taxes	17,582	—
Liabilities from derivative contracts	13,555	28,198
Current portion of long-term debt	7,050	828

Total current liabilities	519,797	360,497

Long-term debt	1,829,713	1,595,127
Liabilities from derivative contracts	10,564	6,915
Asset retirement obligations	27,556	23,800
Deferred income taxes	748,061	674,968
Other noncurrent liabilities	3,211	2,235
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock: 300,000,000 shares of $.001 par value authorized; 250,949,859 and 171,220,817 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	251	171
Additional paid-in capital	3,647,636	1,871,516
Retained earnings	294,297	137,210

Total stockholders’ equity	3,942,184	2,008,897

Total liabilities and stockholders' equity	$7,081,086	$4,672,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$157,087	$53,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	269,221	297,160
Income tax provision	99,776	30,549
Stock-based compensation	9,068	9,866
Net unrealized (gain) loss on derivative contracts	(57,337)	48,062
Net realized gain on derivative contracts acquired	—	(3,113)
Other	2,292	4,258
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(82,561)	16,877
Prepaids and other	1,948	(11)
Accounts payable and accrued liabilities	123,369	(3,861)
Other	2,921	190

Net cash provided by operating activities	525,784	452,988

Cash flows from investing activities:
Oil and gas capital expenditures	(2,545,944)	(699,884)
Acquisition of One Tec, LLC, net of cash acquired of $2,145	—	(39,910)
Proceeds received from sale of oil and gas properties	107,324	8,063
Marketable securities purchased	(2,151,077)	—
Marketable securities redeemed	1,898,358	—
Decrease in restricted cash	269,837	—
Other operating property and equipment expenditures	(75,525)	(2,502)

Net cash used in investing activities	(2,497,027)	(734,233)

Cash flows from financing activities:
Proceeds from exercise of options	10,770	2,962
Proceeds from issuance of common stock	1,831,951	—
Offering costs	(73,754)	—
Proceeds from borrowings	1,964,000	782,000
Repayment of borrowings	(1,736,266)	(501,170)
Debt issue costs	(23,391)	—
Net realized gain on derivative contracts acquired	—	3,113
Other	—	(1,452)

Net cash provided by financing activities	1,973,310	285,453

Net increase in cash	2,067	4,208
Cash at beginning of period	1,812	5,593

Cash at end of period	$3,879	$9,801

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

During the first quarter of 2008, the Company made the decision to mitigate a portion of its interest rate risk with interest rate swaps, which reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swaps convert a portion of the Company’s Senior Credit Agreement (as defined in Note 4, “Long-term Debt”) to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The Company has elected to not designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as all payments and receipts on settled contracts, in net gain (loss) on derivatives contracts on the consolidated statements of operations. During the second quarter of 2008, the Company repaid all outstanding borrowings under its Senior Credit Agreement. As a result, the Company made the decision to settle all of its outstanding interest rate swap positions which resulted in a gain of $1.5 million during the second quarter of 2008 which is included in net gain (loss) on derivative contracts on the consolidated statements of operations.

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

At September 30, 2008, the Company held approximately $252.7 million of marketable securities which have been classified and accounted for as trading securities. Trading securities are recorded at fair value with realized gains and losses reported in interest expense and other in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS 162), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will have a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

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

In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39, (FIN 39-1) to amend FIN 39, Offsetting of Amounts Related to Certain Contracts (FIN 39). The terms “conditional contracts” and “exchange contracts” used in FIN 39 have been replaced with the more general term “derivative contracts.” In addition, FIN 39-1 permits the offsetting of recognized fair values for the right to reclaim cash collateral or the obligation to return cash collateral against fair values of derivatives under certain circumstances, such as under master netting arrangements. Additional disclosure is also required regarding a Company’s accounting policy with respect to offsetting fair value amounts. The Company adopted FIN 39-1 on January 1, 2008 and elected not to offset fair value amounts as part of the adoption of this FASB Interpretation. There was no impact on the Company’s operating results, financial position or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Following the election of the Fair Value

Option for certain financial assets and liabilities, the Company would report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The Company adopted SFAS 159 effective January 1, 2008 which did not have a material impact on the Company’s operating results, financial position or cash flows as the Company did not elect the Fair Value Option for any of its financial assets or liabilities.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted SFAS 157 as discussed above and has elected to defer the application thereof to nonfinancial assets and liabilities in accordance with FSP No. 157-2. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP No. 157-3), which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The guidance provided by FSP No. 157-3 did not have a material impact on the Company’s operating results, financial position or cash flows.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Marketable securities	$252,719	$—	$—	$252,719
Receivables from derivative contracts	—	69,578	—	69,578

	$252,719	$69,578	$—	$322,297

Liabilities
Liabilities from derivative contracts	$—	$24,119	$—	$24,119

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

4. LONG-TERM DEBT

Long-term debt as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Senior revolving credit facility	$—	$570,000
7 7/8% $800 million senior notes	800,000	—
9 1/8% $775 million senior notes (1)	763,555	762,934
7 1/8% $275 million senior notes (2)	263,528	261,939
9 7/8% senior notes	254	254
Deferred premiums on derivatives (3)	2,376	—

	$1,829,713	$1,595,127

(1)

This amount is comprised of the $650.0 million and $125.0 million private placements consummated in July 2006. These amounts include a $6.2 million and $6.9 million discount at September 30, 2008 and December 31, 2007, respectively, recorded by the Company in conjunction with the issuance of the $650.0 million notes. Additionally, these amounts include a $1.0 and $1.1 million premium at September 30, 2008 and December 31, 2007, recorded by the Company in conjunction with the issuance of the $125.0 million notes. See “9 1/8% Senior Notes” below for more details.

(2)

Amount includes a $8.8 million and $10.4 million discount at September 30, 2008 and December 31, 2007, respectively, recorded by the Company in conjunction with the assumption of the notes. See “7 1/8% Senior Notes” below for more details.

(3)	Amount excludes $7.1 million and $0.8 million of deferred premiums on derivatives which have been classified as current at September 30, 2008 and December 31, 2007, respectively.

Senior Revolving Credit Facility

The Company entered into the Third Amended and Restated Senior Revolving Credit Agreement, dated as of September 10, 2008 (the Senior Credit Agreement), between the Company, each of the lenders from time to time party thereto (the Lenders), BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc. as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp. as co-documentation agents for the Lenders., which amends and restates its $1 billion senior revolving credit agreement dated July 12, 2006. The Senior Credit Agreement provides for a $1.5 billion facility with an increased borrowing base of $1.1 billion that will be redetermined on a semi-annual basis, with the Company and the Lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on the Company’s oil and gas properties, reserves, other indebtedness and other relevant factors. Amounts outstanding under the Senior Credit Agreement will bear interest at specified margins over the London Interbank Offered Rate (LIBOR) of 1.25% to 2.00% for Eurodollar loans or at specified margins over the Alternate Base Rate (ABR) of 0.00% to 0.50% for ABR loans. Such margins will fluctuate based on the utilization of the facility. Borrowings under the Senior Credit Agreement will be secured by first priority liens on substantially all of the Company’s assets, including pursuant to the terms of the Third Amended and Restated Guarantee and Collateral Agreement, all of the assets of, and equity interests in, the Company’s subsidiaries. Amounts drawn down on the facility will mature on July 1, 2013.

The Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses of not less than 2.5 to 1.0. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. At September 30, 2008, the Company was in compliance with all of its debt covenants under the Senior Credit Agreement.

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

The 2015 Indenture contains covenants that, among other things, restrict or limit the ability of the Company and its subsidiaries to: borrow money; pay dividends on stock; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; and merge with or into other companies or transfer all or substantially all of the Company’s assets. At September 30, 2008, the Company is in compliance with all of its debt covenants relating to the 2015 Notes.

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

In conjunction with the July 12, 2006 issuance of the $650 million 2013 Notes, the Company recorded a discount of $8.2 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount was $6.2 million at September 30, 2008. In conjunction with the July 27, 2006 issuance of the $125 million 2013 Notes, the Company recorded a premium of $1.4 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized premium was $1.0 million at September 30, 2008.

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

The 2013 Indenture contains covenants that, among other things, restrict or limit the ability of the Company and its subsidiaries to: borrow money; pay dividends on stock; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; and merge with or into other companies or transfer all or substantially all of the Company’s assets. At September 30, 2008, the Company is in compliance with all of its debt covenants relating to the 2013 Notes.

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

In conjunction with the assumption of the 7 1/8% Senior Notes from KCS, the Company recorded a discount of $13.6 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount is $8.8 million at September 30, 2008.

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

The 2012 Indenture contains covenants that, among other things, restrict or limit the ability of the Company and its subsidiaries to: borrow money; pay dividends on stock; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; and merge with or into other companies or transfer all or substantially all of the Company’s assets. At September 30, 2008, the Company is in compliance with all of its debt covenants relating to the 2012 Notes.

9 7/8% Senior Notes

On April 8, 2004, Mission Resources Corporation (Mission) issued $130.0 million of its 9 7/8% senior notes due 2011 (the 2011 Notes). The Company assumed these notes upon the closing of the Company’s merger with Mission. In conjunction with the Company’s merger with KCS, the Company repurchased substantially all of the 2011 Notes for a premium of $14.9 million plus accrued interest of $3.5 million. There were approximately $0.3 million of the notes which were not repurchased and remained outstanding as of September 30, 2008. In connection with the repurchase, the indenture governing the notes was amended to largely eliminate the covenants associated with the 2011 Notes.

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt. The Company capitalized $23.4 million of debt issue costs in connection with the Company’s issuance of 2015 Notes in May and June 2008 and in connection with the Company’s amended and restated senior revolving credit facility in September 2008. At September 30, 2008, the Company had approximately $31.5 million of debt issuance costs remaining that are being amortized over the lives of the respective debt.

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

The Company recorded the following activity related to the ARO liability for the nine months ended September 30, 2008 (in thousands):

Liability for asset retirement obligation as of December 31, 2007	$23,800
Liabilities settled and divested	(339)
Additions	2,026
Acquisitions (1)	1,157
Accretion expense	912

Liability for asset retirement obligation as of September 30, 2008	$27,556

(1)	Refer to Note 2, “Acquisitions and Divestitures” for more details.

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

In its Form 10-K for the year ended December 31, 2007, the Company disclosed that it had drilling rigs under contract for a total commitment over three years of $69.3 million. As of September 30, 2008, the Company has drilling rigs under contract for a total commitment of $423.5 million over the next 4 years.

The Company has various other contractual commitments pertaining to exploration, development and production activities. The Company has work related commitments for, among other things, pipeline and well equipment, obtaining and processing seismic data and natural gas transportation. At September 30, 2008, these work related commitments totaled $252.4 million over the next 9 years.

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

During the first quarter of 2008, the Company made the decision to mitigate a portion of its interest rate risk with interest rate swaps, which mitigate exposure to market rate fluctuations by converting variable interest rates (such as those on the Company’s Senior Credit Agreement) to fixed interest rates. Under these swaps, the Company makes payments to, or receives payments from, the counterparties based upon the differential between a specified fixed price and a price related to the three-month LIBOR. The Company has elected to not designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as all payments and receipts on settled contracts, in net gain

(loss) on derivatives contracts on the consolidated statements of operations. During the second quarter of 2008, the Company repaid all outstanding borrowings under its Senior Credit Agreement. As a result, the Company made the decision to settle all of its outstanding interest rate swap positions which resulted in a gain of approximately $1.5 million during the second quarter of 2008. This gain is included in net gain (loss) on derivative contracts on the consolidated statements of operations.

At September 30, 2008, the Company had a $69.6 million derivative asset, $55.2 million of which was classified as current, and a $24.1 million derivative liability, $13.6 million of which was classified as current. The Company recorded a net derivative gain of $388.2 million ($423.9 million net unrealized gain and $35.7 million loss for cash paid on settled contracts) for the three months ended September 30, 2008 and a net derivative loss of $32.1 million ($57.3 million net unrealized gain and $89.4 million loss for cash paid on settled contracts) for the nine months ended September 30, 2008. The Company recorded a net derivative gain of $20.3 million ($3.0 million unrealized loss and a $23.3 million gain for cash received on settled contracts) for the three months ended September 30, 2007 and a net derivative loss of $7.0 million ($48.1 million unrealized loss net of a $41.1 million gain for cash received on settled contracts) for the nine months ended September 30, 2007.

At December 31, 2007, the Company had a $12.4 million derivative asset, all of which was classified as current, and a $35.1 million derivative liability, $28.2 million of which was classified as current.

Natural Gas

At September 30, 2008, the Company had the following natural gas costless collar positions:

	Collars
		Floors		Ceilings
Period	Volume in Mmbtu's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
October 2008 - December 2008	20,220,000	$5.00 - $7.25	$6.97	$6.45 - $12.25	$11.16
January 2009 - December 2009	78,470,000	7.00 - 10.00	7.57	9.60 - 16.45	11.77

At September 30, 2008, the Company had the following natural gas swap positions:

	Swaps
Period	Volume in Mmbtu's	Price / Price Range	Weighted Average Price
October 2008 - December 2008	920,000	$8.22 - $8.28	$8.25
January 2009 - December 2009	3,650,000	8.43 - 8.48	8.46
January 2010 - December 2010	3,650,000	8.22 - 8.28	8.25

At September 30, 2008, the Company had the following natural gas put options:

	Floors
Period	Volume in Mmbtu's	Weighted Average Price
January 2009 - December 2009	14,600,000	$10.00

The Company has recorded a deferred premium liability of $9.4 million, $7.1 million of which has been classified as current at September 30, 2008 based on a weighted average deferred premium of $0.65 per Mmbtu. The natural gas put option contracts contain deferred premiums that will be paid as the contracts expire.

Crude Oil

At September 30, 2008, the Company had the following crude oil costless collar positions:

	Collars
		Floors		Ceilings
Period	Volume in Bbls	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
October 2008 - December 2008	199,000	$34.00 - $70.00	$64.97	$45.30 - $85.05	$80.27

At September 30, 2008, the Company had the following crude oil swap positions:

	Swaps
Period	Volume in Bbls	Price / Price Range	Weighted Average Price
October 2008 - December 2008	105,000	$38.10 - $81.70	$66.42
January 2009 - December 2009	273,750	76.85 - 77.30	77.00
January 2010 - December 2010	273,750	75.10 - 75.55	75.25

8. STOCKHOLDERS’ EQUITY

On February 1, 2008, the Company sold an aggregate of 20.7 million shares of its common stock in an underwritten public offering. The gross proceeds from the sale were approximately $310 million, before deducting underwriting discounts and commissions and estimated expenses of $13 million.

On May 13, 2008, the Company sold an aggregate of 25.0 million shares of its common stock in an underwritten public offering. Pursuant to the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 3.75 million shares of common stock at the public offering price less underwriting discounts and commissions. The underwriters exercised in full their option to purchase additional shares of common stock which closed on May 23, 2008. The gross proceeds from these sales were approximately $759 million, before deducting underwriting discounts and commissions and estimated expenses of $32 million.

On August 15, 2008, the Company sold an aggregate of 28.8 million shares of its common stock in an underwritten public offering. The gross proceeds from the sale were approximately $763 million, before deducting underwriting discounts and commissions and estimated expenses of $29 million.

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

During the nine months ended September 30, 2008, the Company granted stock options covering 1.1 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $15.97 to $47.16 with a weighted average price of $19.03. These awards vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At September 30, 2008, the unrecognized compensation expense related to non-vested stock appreciation rights and stock options totaled $5.0 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 1.1 years.

Restricted Stock

During the nine months ended September 30, 2008, the Company granted 0.5 million shares of restricted stock to employees of the Company. These restricted shares were granted at prices ranging from $15.97 to $48.30 with a weighted average price of $19.04. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and the non-employee directors’ shares vest six-months from the date of grant. At September 30, 2008, the unrecognized compensation expense related to non-vested restricted stock totaled $9.4 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 1.1 years.

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

The fair value of the awards using a monte carlo technique was $10.89 per share. The Company will recognize compensation cost of $1.5 million over the expected service life of the performance share awards whether or not the threshold is achieved. The Company recognized $0.4 and $0.3 million in compensation cost for the nine months ended September 30, 2008 and 2007. At September 30, 2008, the unrecognized compensation expense related to non-vested performance shares totaled $0.2 million which will be recognized on a straight line basis over the remaining vesting period of 0.4 years.

Stock Appreciation Rights and Stock Option Assumptions

The assumptions used in calculating the fair value of the Company’s stock-based compensation are disclosed in the following table:

	Nine Months Ended September 30,
	2008 (1)	2007
Weighted average value per option granted during the period (2)	$5.57	$3.59
Assumptions (3):
Stock price volatility	40.0%	38.0%
Risk free rate of return	2.0%	4.4%
Expected term	3.0 years	3.0 years

(1)	The Company’s estimated future forfeiture is approximately 5% based on the Company’s historical forfeiture rate.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	The Company does not pay dividends on its common stock.

9. NET INCOME PER COMMON SHARE

The following represents the calculation of net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Basic
Net income available to common stockholders	$305,465	$26,795	$157,087	$53,011

Weighted average basic number of shares outstanding	235,235	167,920	208,549	167,671

Basic net income per share	$1.30	$0.16	$0.75	$0.32

Diluted
Net income available to common stockholders	$305,465	$26,795	$157,087	$53,011

Weighted average basic number of shares outstanding	235,235	167,920	208,549	167,671
Common stock equivalent shares representing shares issuable upon exercise of stock options and stock appreciation rights	2,453	2,993	2,190	2,781
Common stock equivalent shares representing shares issuable upon exercise of warrants	1,020	1,360	993	1,327
Common stock equivalent shares representing shares included upon vesting of restricted shares	771	—	771	—

Weighted average diluted number of shares outstanding	239,479	172,273	212,503	171,779

Diluted net income per share	$1.28	$0.16	$0.74	$0.31

Common stock equivalents, including stock options, SARS, restricted stock and warrants, totaling 27,000 and 75,000 shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008 because the grant prices were greater than the average market price of the common shares and the effect would have been anti-dilutive. Common stock equivalents of 15,000 and 42,000 shares were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2007 because the grant prices were greater than the average market price of the common shares and the effect would have been anti-dilutive.

10. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Accounts receivable:
Oil and gas sales	$114,147	$77,033
Joint interest accounts	97,264	52,210
Other	4,369	18,895

	$215,780	$148,138

Prepaids and other
Prepaid insurance	$3,060	$2,690
Prepaid drilling costs	13,495	13,937
Other	2,516	4,392

	$19,071	$21,019

Accounts payable and accrued liabilities:
Trade payables	$61,467	$25,751
Revenues and royalties payable	140,745	90,967
Accrued capital costs	136,676	117,748
Accrued interest expense	48,272	37,557
Other prepayment liabilities	51,870	10,977
Accrued lease operating expenses	6,421	6,373
Accrued ad valorem taxes payable	5,688	5,578
Accrued employee compensation	13,500	3,468
Accrued Hedging Settlements	825	2,028
Other	16,146	31,024

	$481,610	$331,471

11. SUBSEQUENT EVENTS

On October 14, 2008, the Board of Directors of the Company adopted a rights plan (Rights Plan), pursuant to which it declared and paid a dividend distribution of one preferred stock purchase right (a Right) for each outstanding share of common stock of the Company to stockholders of record on October 25, 2008. The Rights Plan is designed to enable stockholders of the Company to realize maximum value for their shares of the Company by giving the board of directors of the Company time to properly evaluate various alternatives and preserve the board of directors’ bargaining power and flexibility to deal with third party inquiries.

Each Right entitles the holder to purchase from the Company under certain circumstances one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the Preferred Stock) at a price of $60.00, subject to adjustment. Shares of Preferred Stock purchasable upon exercise of the Rights are generally entitled to dividend, voting and liquidation preferences equal to 1,000 times the corresponding rights on one share of the common stock, which is protected by customary anti-dilution provisions. Accordingly, the value of the one one-thousandth interest in a share of Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of common stock. A Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, governs the Rights.

The Rights are not exercisable (and are transferable only with the common stock) until a “Distribution Date” occurs (or they are earlier redeemed or expire), which generally will occur on the tenth day following a public announcement that a person or group of affiliated or associated persons (Acquiring Person) has acquired beneficial ownership of 15% or more of the outstanding shares of the common stock or after the commencement or announcement of a tender offer or exchange offer which would result in any such person or group of persons acquiring beneficial ownership of 15% or more of the outstanding shares of common stock. Until a Right is exercised, the holder thereof, as such, has no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights will expire on October 14, 2009, unless extended or earlier redeemed or exchanged by the Company. The Rights are redeemable by the Company, in whole, but not in part, under certain circumstances at a price of $.001 per Right.

Subject to the Company’s ability to amend the terms of the Rights Plan, redeem the Rights or exchange the Rights in connection with a transaction that the board of directors determines to be in the best interests of the stockholders of the Company, in the event that any person or group of affiliated or associated person becomes an Acquiring Person, the Rights Plan provides that each holder of a Right, other than Rights that are beneficially owned by the Acquiring Person (which will thereafter be void), will have the right to receive upon exercise a number of shares of common stock having a market value of two times the exercise price of the Right.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In the last several months, the Haynesville Shale has become one of the most active new natural gas plays in the United States. This area is defined by a shale formation located approximately 1,500 feet below the Cotton Valley formation at depths ranging from approximately 10,500 feet to 13,000 feet. The formation is as much as 300 feet thick and is composed of an organic rich black shale. It is located across numerous parishes in Northwest Louisiana, primarily in Caddo, Bossier, Red River, DeSoto, Webster and Bienville parishes and also in East Texas, primarily in Harrison, Panola and Shelby counties. Our Elm Grove/Caspiana acreage position is located near what we believe is the center of the play. We believe our acreage in those fields is prospective for Haynesville Shale natural gas production based, in part, on a vertical test well we drilled in 2006 in which over 200 feet of Haynesville Shale was found to be present. We currently own or have entered into agreements to acquire approximately 300,000 net acres in the Haynesville Shale. We have completed our first four operated horizontal wells in the Haynesville Shale. We are currently operating ten horizontal drilling rigs and anticipate an increase to twelve operated rigs by the end of the year.

We also recently announced the successful discovery of a new shale play in South Texas. The objective reservoir is the Eagle Ford Shale found at a depth of approximately 11,000 feet to 12,000 feet and with thickness of approximately 250 feet. We currently have approximately 150,000 net acres leased in the play. Our first well, the South Texas Syndicate #241-1H, had an initial production rate of 9.1 million cubic feet of natural gas equivalent per day (Mmcfe/d). We currently are drilling our second well and have budgeted to keep one rig active in the field for the balance of 2008 and 2009.

In the first nine months of 2008, we produced 78.4 billion cubic feet of natural gas equivalent (Bcfe) compared to production of 88.5 Bcfe for the comparable period of the prior year resulting in a decrease of 10.1 Bcfe due to the sale of our Gulf Coast properties during the fourth quarter of 2007. Natural gas production was 71.6 billion cubic feet (Bcf) and oil production was 1,128 thousand barrels of oil (Mbbls) for the first nine months of 2008. We drilled 523 gross wells (194.6 net) during the first nine months of 2008, 513 of which were successful for a success rate of 98%. We reported oil and gas revenues for the nine months ended September 30, 2008 of $824.5 million. This represents an increase of $168.5 million as compared to the prior year as increasing oil and natural gas prices more than offset the decrease in our production volumes resulting from the sale of our Gulf Coast properties.

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

Capital Resources and Liquidity

Our primary sources of capital resources and liquidity are internally generated cash flows from operations, availability under our Senior Credit Agreement, and access to both the debt and equity capital markets. The capital markets have been impacted by concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market. Continued volatility in the capital markets could adversely impact our access to the capital markets, which could reduce our ability to execute our development and acquisition plans, our ability to replace our reserves, and eventually, our production levels. We do not currently believe our liquidity has been materially affected by the recent events in the global financial markets and we do not expect our liquidity to be materially impacted in the near future. We will continue to monitor our liquidity and the capital markets.

In October, we announced that we will reduce our 2009 capital budget by approximately one third and reallocate spending to projects with the highest internal rates of return and highest potential for reserve growth. This shift will allow us to further affirm our strong capitalization. The 2009 capital budget, which includes drilling, completions, seismic and facilities, is currently $1.0 billion, revised from a previously announced budget of $1.5 billion. The reallocation of capital reflects an increased emphasis on development of non-proved locations in our successful Haynesville, Fayetteville and Eagle Ford Shale projects, with the benefit of higher expected overall reserve growth potential. In conjunction with 2009 capital planning, we also completed the redetermination of our Senior Credit Agreement, which was increased to $1.1 billion from $800 million, in September, 2008. We will continue to monitor the oil and natural gas markets and may adjust our capital program should circumstance warrant it.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we acquired during the fourth quarter of 2007 and to date in 2008. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding and acquiring additional reserves. We expect to use marketable securities on hand at September 30, 2008, additional borrowings under our Senior Credit Agreement and net proceeds from future capital transactions, if necessary, to provide us with additional financial flexibility to fund the balance of our 2008 and our 2009 capital budgets as well as any potential acquisitions. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas industry. A material drop in oil and natural gas prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, reduce debt, meet financial obligations and remain profitable.

Cash Flow

Our sources of cash for the nine months ended September 30, 2008 and 2007 were from operating and financing activities. Proceeds from the sale of common stock, the issuance of new senior debt and cash received from operations were offset by repayments of our Senior Credit Agreement and cash used in investing activities to fund our drilling program and acquisition activities, net of any divestiture activities. Operating cash flow fluctuations were substantially driven by changes in commodity prices and changes in our production volumes. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our future capital expenditures. See “Results of Operations” below for a review of the impact of prices and volumes on sales.

Net (decrease) increase in cash is summarized as follows:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows provided by operating activities	$525,784	$452,988
Cash flows used in investing activities	(2,497,027)	(734,233)
Cash flows provided by financing activities	1,973,310	285,453

Net increase in cash	$2,067	$4,208

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007 were $525.8 million and $453.0 million, respectively.

Net cash provided by operating activities increased in 2008 primarily due to changes in working capital associated with the 11% decrease in production volumes as a result of the sale of our Gulf Coast properties during the fourth quarter of 2007 offset by the 41% increase in our average realized natural gas equivalent price compared to the same period in the prior year. We expect to continue to increase our production volumes during the fourth quarter of 2008 and in 2009 as a result of our 2008 and 2009 capital programs. However, we are unable to predict future production levels or future commodity prices, and, therefore, we cannot provide any assurance about future levels of net cash provided by operating activities.

Investing Activities. The primary driver of cash used in investing activities is capital spending, inclusive of acquisitions and net of dispositions. Cash used in investing activities was $2.5 billion and $734.2 million for the nine months ended September 30, 2008 and 2007, respectively.

During the first nine months of 2008, we spent $2.5 billion on capital expenditures. Our acquisitions were partially funded by the remaining restricted cash that we had deposited with a qualified intermediary following the sale of our Gulf Coast properties to facilitate like-kind exchange transactions. Our program to acquire additional interests and acreage in our key areas, including the Fayetteville Shale in Arkansas, Elm Grove and Terryville fields in Louisiana, the Haynesville Shale in Louisiana and the Eagle Ford Shale in Texas is ongoing on a selective basis. In addition, we participated in the drilling of 523 gross wells in 2008 (194.6 net wells). We spent an additional $75.5 million on other property and equipment during the first nine months of 2008 as well, primarily to fund the development of gathering systems in the Fayetteville Shale in Arkansas.

During the first nine months of 2008, we used a portion of the funds from our debt and equity offerings discussed below to purchase a net $252.7 million of marketable securities. These marketable securities have been classified and accounted for as trading securities and will be used primarily to fund our leasing and acquisition activities in the Haynesville Shale.

During the first nine months of 2007, we spent $699.9 million on capital expenditures in conjunction with our acquisition and drilling programs. We acquired additional interests in both the Elm Grove and Terryville fields and drilled 268 wells.

During the third quarter of 2007, we closed our acquisition of One Tec, L.L.C. with properties in Arkansas, Indiana and Texas for $39.9 million, net of $2.1 million cash acquired.

The remaining portion of our capital budget for 2008 and our 2009 capital budget is expected to be funded from marketable securities on hand at September 30, 2008, additional borrowings under the Senior Credit Agreement, cash flows from operations and net proceeds from future capital offerings, if necessary. We establish the budget for these amounts based on our current estimate of future commodity prices. Due to the volatility of commodity prices, our budget may be periodically adjusted.

Financing Activities. Net cash flows provided by financing activities were $2.0 billion and $285.5 million for the nine months ended September 30, 2008 and 2007, respectively. Cash flows provided by financing activities in 2008 were the result of the sale of a total of 78.2 million shares of common stock and the issuance of $800 million of new senior notes in May and June of 2008.

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

On May 13, 2008, we issued $500 million aggregate principal amount of the 2015 Notes in a private placement under the Securities Act of 1933, as amended. The net proceeds from the sale of the 2015 Notes were approximately $490 million, after deducting the initial purchasers’ discounts and estimated offering expenses and commissions.

On June 19, 2008, we issued an additional $300 million aggregate principal amount of 2015 Notes in a private placement under the Securities Act of 1933, as amended. The net proceeds from the sale of the 2015 Notes were approximately $294 million, after deducting the initial purchasers’ discount and estimated offering expenses and commissions.

On August 15, 2008, we sold an aggregate of 28.8 million shares of our common stock in an underwritten public offering. The net proceeds from the sale were approximately $734 million, after deducting underwriting discounts and commissions and estimated expenses.

Capital financing and excess cash flow are used to repay debt to the extent available. During the first nine months of 2008, we had net borrowings of $227.7 million primarily due to the cash requirements of our drilling and acquisition activities in 2008 offset by sales of common stock and issuances of long term debt discussed above. As of September 30, 2008, the Senior Credit Agreement had a $1.1 billion borrowing base. During the first nine months of 2007, we had net borrowings of $280.8 million.

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

In our Form 10-K for the year ended December 31, 2007, we disclosed that we had drilling rigs under contract for a total commitment over three years of $69.3 million. As of September 30, 2008, we have drilling rigs under contract for a total commitment of $423.5 million over the next 4 years.

We have various other contractual commitments pertaining to exploration, development and production activities. We have work related commitments for, among other things, pipeline and well equipment, obtaining and processing seismic data and natural gas transportation. At September 30, 2008, these work related commitments totaled $252.4 million over the next 9 years.

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

Results of Operations

Quarters ended September 30, 2008 and 2007

We reported net income of $305.5 million for the three months ended September 30, 2008 compared to net income of $26.8 million for the comparable period in 2007. The increase in our net income of $278.7 million from the three months ended September 30, 2007 was driven by the change in fair value of derivative instruments due to the decline in the forward strip pricing used to value our derivatives which resulted in a net gain on derivative contracts before tax of $388.2 million.

In thousands (except per unit and per Mcfe amounts)	Three Months Ended September 30,
	2008	2007	Change
Net income available to common stockholders	$305,465	$26,795	$278,670
Oil and gas revenues	304,960	213,337	91,623
Expenses:
Production:
Lease operating	12,324	17,236	(4,912)
Workover and other	1,696	2,110	(414)
Taxes other than income	12,185	12,844	(659)
Gathering, transportation and other	12,489	8,265	4,224
General and administrative:
General and administrative	15,607	12,258	3,349
Stock-based compensation	3,389	3,581	(192)
Depletion, depreciation and amortization:
Depletion—Full cost	98,293	99,802	(1,509)
Depreciation—Other	787	854	(67)
Accretion expense	320	456	(136)
Net gain on derivative contracts	388,216	20,337	367,879
Interest expense and other	(40,018)	(34,308)	(5,710)
Income tax provision	(190,603)	(15,165)	(175,438)
Production:
Natural Gas—Mmcf (1)	26,701	25,601	1,100
Crude Oil—Mbbl	378	742	(364)
Natural Gas Equivalent—Mmcfe	28,972	30,052	(1,080)
Average Daily Production—Mmcfe	315	327	(12)
Average price per unit (2):
Natural gas—Mcf (1)	$9.68	$6.22	$3.46
Crude oil price—Bbl	117.14	73.04	44.10
Equivalent—Mcfe	10.45	7.10	3.35
Average cost per Mcfe:
Production:
Lease operating	$0.43	$0.57	$(0.14)
Workover and other	0.06	0.07	(0.01)
Taxes other than income	0.42	0.43	(0.01)
Gathering, transportation and other	0.43	0.28	0.15
General and administrative:
General and administrative	0.54	0.41	0.13
Stock-based compensation	0.12	0.12	—
Depletion	3.39	3.32	0.07

(1)	Approximately 2% and 3% of natural gas production represents natural gas liquids (calculated with a 6:1 equivalent ratio) with an average price of $67.32 per Bbl and $44.11 per Bbl for the three months ended September 30, 2008 and 2007, respectively.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

For the three months ended September 30, 2008, oil and natural gas revenues increased $91.6 million from the same period in 2007, to $305.0 million. The increase was primarily due to the increase of $3.35 per Mcfe in our realized average price to $10.45 per Mcfe, which increased revenues by $97 million. The effect of the increase in price was partially offset by a decrease in production of 1,080 Mmcfe due to the sale of our Gulf Coast properties during the fourth quarter of 2007. Decreased production led to an approximate $7.7 million decrease in revenues for the three months ended September 30, 2008.

Lease operating expenses decreased $4.9 million for the three months ended September 30, 2008. The decrease was primarily due to the decrease in production volumes as a result of the sale of our Gulf Coast properties during the fourth quarter of 2007. On a per unit basis, lease operating expenses decreased from $0.57 per Mcfe in 2007 to $0.43 per Mcfe in 2008. This decrease on a per unit basis is primarily due to the sale of our higher lease operating cost Gulf Coast properties during the fourth quarter of 2007 and an increase in production from lower operating cost areas in Arkansas and Louisiana.

Workover expenses decreased $0.4 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease was primarily due to the sale of our Gulf Coast properties during the fourth quarter of 2007 which historically had a higher amount of activity compared to our ongoing operations.

Taxes other than income decreased $0.7 million for the three months ended September 30, 2008 as compared to the same period in 2007. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a percentage of gross oil and natural gas sales or as a fixed rate based on production. As a percentage of oil and gas sales, taxes other than income decreased from 6% in 2007 to 4% in 2008. This decrease as a percentage of revenue is primarily attributable to the sale of our Gulf Coast properties and the increase in production associated with Louisiana and Arkansas.

Gathering, transportation and other expense increased $4.2 million, or $0.15 per Mcfe, for the three months ended September 30, 2008 as compared to the same period in 2007. This increase was primarily due to an increase in production in the Fayetteville Shale which has higher gathering, transportation and other costs.

General and administrative expense for the three months ended September 30, 2008 increased $3.3 million as compared to the same period in 2007. This increase was primarily attributable to the ongoing effort of adding personnel to support the ramp up in activity associated with our 2008 drilling program. This building of the work force in a competitive environment resulted in approximately $3.1 million of additional expenses related to recruiting, retaining and compensating employees in the current quarter compared to the same quarter in the prior year.

Depletion for oil and natural gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. Depletion expense decreased $1.5 million for the three months ended September 30, 2008 from the same period in 2007, to $98.3 million. This decrease was primarily attributable to the decrease in production volumes due to the sale of our Gulf Coast properties during the fourth quarter of 2007 coupled with the proceeds from such sale being treated as an adjustment to our full cost pool. On a per unit basis, depletion expense increased $0.07 per Mcfe to $3.39 per Mcfe.

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statement of operations. At September 30, 2008, we had a $69.6 million derivative asset, $55.2 million of which was classified as current, and a $24.1 million derivative liability, $13.6 million of which was classified as current. The Company recorded a net derivative gain of $388.2 million ($423.9 million net unrealized gain and $35.7 million loss for cash paid on settled contracts) for the three months ended September 30, 2008 compared to a net derivative gain of $20.3 million ($3.0 million unrealized loss and a $23.3 million gain for cash received on settled contracts) in the prior year. This increase in our net derivative income is primarily attributable to the recent decrease in the forward strip pricing used to value our derivatives.

Interest expense and other increased $5.7 million for the three months ended September 30, 2008 compared to the same period in 2007. Interest expense increased $15.8 million due to the issuance of $800 million of new long-term debt in 2008 partially offset by a reduction in interest expense associated with our Senior Credit Agreement of $9.4 million from the prior year due to the decrease in our outstanding balance.

Income tax expense for the three months ended September 30, 2008 increased $175.4 million from the prior year. The increase in income tax expense from prior year was primarily due to our pre-tax income of $496.1 million for the three months ended September 30, 2008 compared to our pre-tax income of $42.0 million in 2007. The effective tax rates for the three months ended September 30, 2008 and 2007 were 38.4% and 36.1%, respectively. The increase in our effective rate is primarily due to an increase in the state effective tax rate generated by a shift in the composition of assets among various states.

Nine Months ended September 30, 2008 and 2007

We reported net income of $157.1 million for the nine months ended September 30, 2008 compared to net income of $53.0 million for the comparable period in 2007. The increase in our net income of $104.1 million from the nine months ended September 30, 2007 was primarily driven by the increase in our oil and gas revenues primarily driven by a 41% increase in our average realized price partially offset by an 11% decrease in production.

In thousands (except per unit and per Mcfe amounts)	Nine Months Ended September 30,
	2008	2007	Change
Net income available to common stockholders	$157,087	$53,011	$104,076
Oil and gas revenues	824,531	656,062	168,469
Expenses:
Production:
Lease operating	37,621	50,528	(12,907)
Workover and other	3,482	6,132	(2,650)
Taxes other than income	37,185	43,122	(5,937)
Gathering, transportation and other	32,956	23,288	9,668
General and administrative:
General and administrative	43,296	38,554	4,742
Stock-based compensation	9,068	9,866	(798)
Depletion, depreciation and amortization:
Depletion—Full cost	265,963	293,510	(27,547)
Depreciation—Other	2,346	2,300	46
Accretion expense	912	1,350	(438)
Net loss on derivative contracts	(32,130)	(7,005)	(25,125)
Interest expense and other	(102,709)	(96,847)	(5,862)
Income tax provision	(99,776)	(30,549)	(69,227)
Production:
Natural Gas—Mmcf (1)	71,637	75,196	(3,559)
Crude Oil—Mbbl	1,128	2,221	(1,093)
Natural Gas Equivalent—Mmcfe	78,405	88,522	(10,117)
Average Daily Production—Mmcfe	286	324	(38)
Average price per unit (2):
Natural gas price—Mcf (1)	$9.71	$6.85	$2.86
Curde oil price—Bbl	110.17	63.73	46.44
Equivalent—Mcfe	10.45	7.41	3.04
Average cost per Mcfe:
Production:
Lease operating	$0.48	$0.57	$(0.09)
Workover and other	0.04	0.07	(0.03)
Taxes other than income	0.47	0.49	(0.02)
Gathering, transportation and other	0.42	0.26	0.16
General and administrative:
General and administrative	0.55	0.44	0.11
Stock-based compensation	0.12	0.11	0.01
Depletion	3.39	3.32	0.07

(1)	Approximately 2% and 4% of natural gas production represents natural gas liquids (calculated with a 6:1 equivalent ratio) with an average price of $64.70 per Bbl and $39.69 per Bbl for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

For the nine months ended September 30, 2008, oil and natural gas revenues increased $168.5 million from the same period in 2007, to $824.5 million. The increase was primarily due to the increase of $3.04 per Mcfe in our equivalent realized average price to $10.45, which increased revenues by $238 million. The effect of the increase in price was partially offset by a decrease in production of 10,117 Mmcfe due to the sale of our Gulf Coast properties during the fourth quarter of 2007. Decreased production led to an approximate $75 million decrease in revenues for the nine months ended September 30, 2008.

Lease operating expenses decreased $12.9 million for the nine months ended September 30, 2008. The decrease was primarily due to the decrease in production volumes as a result of the sale of our Gulf Coast properties during the fourth quarter of 2007. On a per unit basis, lease operating expenses decreased from $0.57 per Mcfe in 2007 to $0.48 per Mcfe in 2008. This decrease on a per unit basis is primarily due to the sale of our higher lease operating cost Gulf Coast properties during the fourth quarter of 2007 and an increase in production from lower operating cost areas in Arkansas and Louisiana.

Workover expenses decreased $2.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was primarily due to the sale of our Gulf Coast properties during the fourth quarter of 2007 which historically had a higher amount of activity compared to our ongoing operations.

Taxes other than income decreased $5.9 million for the nine months ended September 30, 2008 as compared to the same period in 2007. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a percentage of gross oil and natural gas sales or as a fixed rate based on production. As a percentage of oil and gas sales, taxes other than income decreased from 7% in 2007 to 5% in 2008. This decrease as a percentage of revenue is primarily attributable to the sale of our Gulf Coast properties and the increase in production associated with Louisiana and Arkansas.

Gathering, transportation and other expense increased $9.7 million, or $0.16 per Mcfe, for the nine months ended September 30, 2008 as compared to the same period in 2007. This increase was primarily due to an increase in production in the Fayetteville Shale which has higher gathering, transportation and other costs.

General and administrative expense for the nine months ended September 30, 2008 increased $4.7 million as compared to the same period in 2007 to $43.3 million. This increase was primarily attributable to the ongoing effort of adding personnel to support the ramp up in activity associated with our 2008 drilling program. This building of the work force in a competitive environment resulted in expenses related to recruiting, retaining and compensating employees of approximately $2.9 million in the current period compared to the same period in prior year. The remaining increase of $1.8 million is primarily due to our acquisition activities and related capital raises in 2008.

Depletion for oil and natural gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. Depletion expense decreased $27.5 million for the nine months ended September 30, 2008 from the same period in 2007, to $266.0 million. This decrease was primarily attributable to the decrease in production volumes due to the sale of our Gulf Coast properties during the fourth quarter of 2007 coupled with the proceeds from such sale being treated as an adjustment to our full cost pool. On a per unit basis, depletion expense increased $0.07 per Mcfe to $3.39 per Mcfe. This increase on a per unit basis is primarily due to production decreases outweighing the overall reduction in our full cost pool as a result of the sale of our Gulf Coast properties.

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statement of operations. At September 30, 2008, we had a $69.6 million derivative asset, $55.2 million of which was classified as current, and a

$24.1 million derivative liability, $13.6 million of which was classified as current. The Company recorded a net derivative loss of $32.1 million ($57.3 million net unrealized gain and $89.4 million loss for cash paid on settled contracts) for the nine months ended September 30, 2008 compared to a net derivative loss of $7.0 million ($48.1 million unrealized loss net of a $41.1 million gain for cash received on settled contracts) in the prior year. This decrease in our net derivative loss is primarily attributable to the recent decrease in the forward strip pricing used to value our derivatives.

Interest expense and other was $102.7 million and $96.8 million for the nine months ended September 30, 2008 and 2007, respectively, increasing $5.9 million from the same period in 2007. Interest expense increased $21.5 million due to the issuance of $800 million of new long-term debt in 2008. In addition, we withdrew our proposed Master Limited Partnership public offering during the second quarter of 2008 and expensed the related costs of $3.4 million which is included in interest expense and other. These items were offset by a reduction in interest expense associated with the Senior Credit Agreement of $12.4 million from the prior year due to the decrease in our outstanding balance as well as interest income of $7.0 million primarily attributable to our investment of proceeds from the sale of our Gulf Coast properties as well as the proceeds we received from the issuance of common stock and long-term debt during 2008.

Income tax expense for the nine months ended September 30, 2008 increased $69.2 million from the prior year. The increase in income tax expense from prior year was primarily due to our pre-tax income of $256.9 million for the nine months ended September 30, 2008 compared to our pre-tax income of $83.6 million in 2007. The effective tax rates for the nine months ended September 30, 2008 and 2007 were 38.8% and 36.6%, respectively. The increase in our effective rate is primarily due to an increase in the state effective tax rate generated by a shift in the composition of assets among various states and a one-time discrete expense item.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements—Note 1, “Financial Statement Presentation.”

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Derivative Instruments and Hedging Activity

We are exposed to various risks including energy commodity price risk. We expect energy prices to remain volatile and unpredictable. When commodity prices decline significantly, our revenues and cash flow decline significantly, and our ability to finance our capital budget and operations could be adversely impacted. We have designed our risk management policy to reduce the risk of price volatility for our production in the natural gas and crude oil markets. Our risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments that we utilize include futures, swaps and options. The volume of derivative instruments that we may utilize is governed by the risk management policy and can vary from year to year, but under most circumstances will apply to only a portion of our current and anticipated production and provide only partial price protection against declines in oil and natural gas prices.

We are exposed to market risk on our open contracts, to the extent of changes in market prices of oil and natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges. Please refer to Item 1. Condensed Consolidated Financial Statements—Note 7, “Derivative Activities” for additional information. The current economic crisis may have a negative impact on the liquidity of the counterparties to our hedging agreements, which increases the risk of those counterparties failing to perform under those agreements. If those parties do fail to perform, we will be exposed to the price risks we had sought to mitigate and our financial condition and results of operations may be materially and adversely affected.

Historically, we have also been exposed to interest rate risk on our variable interest rate debt. As a result, during the first quarter of 2008, we made the decision to implement a risk management policy to mitigate a portion of this risk as we expect interest rates to continue to be volatile and unpredictable. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. We can be exposed to market risk on open contracts, to the extent of changes in LIBOR. However, the market risk exposure on these contracts is generally offset by the increase or decrease in our interest expense. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the contracts. Although we do not have any variable interest rate debt at September 30, 2008, we will continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

Interest Sensitivity

Historically, we have been exposed to interest rate risk exposure primarily from fluctuations in short-term rates, which are LIBOR and ABR based. These fluctuations can cause reductions of earnings or cash flows due to increases in the interest rates that we have historically paid on these obligations. At September 30, 2008, total debt excluding related discounts and premiums was $1.8 billion which bears interest at a weighted average fixed interest rate of 8.3% per year. The Company does not currently have any long-term debt that bears interest at floating or market interest rates. If we incur future indebtedness which bears interest at variable rates, fluctuations in market interest rates could cause our annual interest costs to fluctuate.

Item 4.    Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Difficult conditions in the capital markets and the economy may materially and adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Our business and results of operations are affected by conditions in the capital markets and the economy generally. The stress experienced by capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States (U.S.) mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. Many economists are now predicting that the U.S. economy, and possibly the global economy, may enter into a prolonged recession or depression as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors. Both expected and, to a greater extent, actual downturns in the U.S. or global economy could hurt our business in a number of ways, including by decreasing the prices we receive for our oil and natural gas production, increasing our various counterparty risks, increasing the likelihood of non-cash asset writedowns and goodwill impairments, and reducing our ability to comply with financial and restrictive covenants related to our indebtedness. Furthermore, a prolonged tightening of the credit market could adversely impact our access to capital, which would reduce our ability to execute our development and acquisition plans, our ability to replace our reserves, and, eventually, our production levels. Any of these effects could have a material adverse effect on our revenues, financial condition and results of operations.

Part of our strategy involves exploratory drilling, including drilling in new or emerging plays. As a result, our drilling results in these areas are uncertain.

The results of our exploratory drilling in new or emerging plays, such as the Haynesville Shale, are more uncertain than drilling results in areas that are developed and have established production. Since new or emerging plays and new formations have limited or no production history, we are less able to use past drilling results in those areas to help predict our future drilling results. To the extent we are unable to execute our expected drilling program in these areas, because of capital constraints, lease expirations, access to adequate gathering systems or pipeline, take-away capacity, availability of drilling rigs and other services, or otherwise, and/or natural gas and oil prices decline, the return on our investment in these areas may not be as attractive as we anticipate. We could incur material write-downs of unevaluated properties, and the value of our undeveloped acreage could decline in the future if our drilling results are unsuccessful.

The results of our planned exploratory drilling in the Haynesville Shale, an emerging play with limited drilling and production history, are subject to more uncertainties than our drilling program in the more established shallower Lower Cotton Valley formations and may not meet our expectations for reserves or production.

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

We have incurred substantial debt amounting to approximately $1.8 billion as of September 30, 2008. As a result of our indebtedness, we will need to use a portion of our cash flow to pay interest, which will reduce the amount we will have available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate. Any indebtedness which may be outstanding in the future under our Senior Credit Agreement is at a variable interest rate, and so a rise in interest rates will generate greater interest expense to the extent we do not have applicable interest rate fluctuation hedges. The amount of our debt may also cause us to be more vulnerable to economic downturns and adverse developments in our business.

We may incur substantially more debt in the future. The indentures governing our outstanding senior notes contain restrictions on our incurrence of additional indebtedness. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions. Moreover, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the indentures. As of September 30, 2008, we had $1.1 billion of borrowing capacity under our Senior Credit Agreement, subject to specific requirements, including compliance with financial covenants. To the extent we incur indebtedness, other than under our Senior Credit Agreement, our borrowing base under our Senior Credit Agreement will be reduced by $0.25 for each additional dollar of new debt.

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

We have experienced, and expect to continue to experience, substantial capital expenditure and working capital needs, particularly as a result of our drilling and leasehold acquisition program, particularly in the Haynesville Shale. We intend to continue to selectively look to increase our acreage position in the Haynesville Shale, which may require additional capital in addition to the capital necessary to drill on our existing acreage. We expect to use borrowings under our Senior Credit Agreement and proceeds from future capital offerings, if necessary, to fund capital expenditures that are in excess of our cash flow and cash on hand. Our ability to borrow under our Senior Credit Agreement is subject to certain conditions and subject to our borrowing base. Additionally, our ability to complete future equity offerings is limited by the availability of authorized common stock under our certificate of incorporation and by general market conditions. If we are not able to borrow sufficient amounts under our Senior Credit Agreement and/or are unable to raise sufficient capital to fund our capital expenditures, we may be required to curtail our drilling, development, land acquisition and other activities and/or be forced to sell some of our assets on an untimely or unfavorable basis. Any such curtailment or sale could have a material adverse effect on our results and future operations.

Hedging transactions may limit our potential gains and increase our potential losses.

In order to manage our exposure to price risks in the marketing of our oil and natural gas production, we have entered into oil and natural gas price hedging arrangements with respect to a portion of our anticipated production and we may enter into additional hedging transactions in the future. While intended to reduce the effects of volatile oil and natural gas prices, such transactions may limit our potential gains and increase our potential losses if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

•	our production is less than expected;

•	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement; or

•	the counterparties to our hedging agreements fail to perform under the contracts.

The current economic crisis may have a negative impact on the liquidity of the counterparties to our hedging arrangements, which increases the risk of those counterparties failing to perform under those agreements. If those parties do fail to perform, we will be exposed to the price risks we had sought to mitigate and our operating results, financial position and cash flows may be materially and adversely affected.

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

Costs associated with unevaluated properties, which were $2.2 billion at September 30, 2008, are not initially subject to the ceiling test limitation. Rather, we assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value based upon our intentions with respect to drilling on such properties, the remaining lease term, geological and geophysical evaluations, drilling results, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. These factors are significantly influenced by our expectations regarding future commodity prices, development costs, and access to capital at acceptable cost. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization and the ceiling test limitation. Accordingly, a significant change in these factors, many of which are beyond our control, may shift a significant amount of cost from unevaluated properties into the cost pool that is subject to amortization and the ceiling test limitation.

As ceiling test computations depend upon the prevailing oil and natural gas prices, as of a fixed date, it is impossible to predict the likelihood, timing and magnitude of any future impairments. To the extent finding and development costs increase, we will become more susceptible to ceiling test writedowns in lower price environments. Depending on the magnitude, a ceiling test writedown could negatively affect our results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to the surrender of our common stock by employees in exchange for the payment of certain tax obligations during the three months ended September 30, 2008.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2008	23,524	$47.81	—	—
August 2008	32,777	$28.43	—	—
September 2008	280	$29.03	—	—

(1)	All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock, nor were they considered as or accounted for as Treasury shares.

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

Exhibit No	Description
3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).

3.5	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

Exhibit No	Description
3.6	Certificate of Designations of Series A Junior Preferred Stock of Petrohawk Energy Corporation effective as of October 15, 2008 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 16, 2008).

4.1	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to Petrohawk Energy Corporation’s 9 7 /8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004).

4.2	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005).

4.3	Second Supplemental Indenture dated as of July 12, 2006, among Petrohawk Energy Corporation, as successor by merger to Mission Resources Corporation, the parties named therein as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on July 17, 2006).

4.4	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.’s 7 1 / 8 % senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2004).

4.5	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.’s Form 8-K filed on April 11, 2005).

4.6	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed July 17, 2006).

4.7	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed July 17, 2006).

4.8	Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to Petrohawk Energy Corporation’s 9 1 /8% senior notes due 2013 (Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed July 17, 2006).

4.9	First Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed July 17, 2006).

4.10	Second Supplemental Indenture dated August 3, 2007 among Petrohawk Energy Corporation, One TEC, LLC, One TEC Operating, LLC, Bison Ranch, LLC, the parties named therein as existing guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q filed November 8, 2007).

Exhibit No	Description
4.11	Indenture, dated May 13, 2008, among Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 15, 2008).

4.12*	Fourth Supplemental Indenture dated August 3, 2007 among Petrohawk Energy Corporation, One TEC, LLC, One TEC Operating, LLC, Bison Ranch, LLC, the parties named therein as existing guarantors and The Law Debenture Trust Company of New York, as successor to U.S. Bank National Association, as trustee.

4.13	Rights Agreement, dated as of October 14, 2008, between Petrohawk Energy Corporation and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 16, 2008).

10.1	Third Amended and Restated Senior Revolving Credit Agreement dated September 10, 2008, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc., as syndication agents for the Lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp. as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2008).

10.2	Third Amended and Restated Guarantee and Collateral Agreement dated September 10, 2008, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 15, 2008).

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Attached hereto.

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

PETROHAWK ENERGY CORPORATION

Date: November 6, 2008	By:	/s/ Floyd C. Wilson
Floyd C. Wilson Chairman of the Board, President and Chief Executive Officer

	By:	/s/ Mark J. Mize
Mark J. Mize Executive Vice President, Chief Financial Officer and Treasurer

	By:	/s/ C. Byron Charboneau
C. Byron Charboneau Vice President, Chief Accounting Officer and Controller