Form 10-K/A
period 2008-12-31
PETROHAWK ENERGY CORP
filed 2009-04-02
CIK 1059324

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

		PAGE
EXPLANATORY NOTE		3

PART II

ITEM 8.	Consolidated financial statements and supplementary data	4

PART IV

ITEM 15.	Exhibits and financial statement schedules	46

EXHIBITS

EXHIBIT 23.1(a)	Consent of Independent Registered Public Accounting Firm
EXHIBIT 23.2(a)	Consent of Independent Petroleum Engineers and Geologists
EXHIBIT 31.1(a)	Certification of Chairman of the Board, President and Chief Executive Officer
EXHIBIT 31.2(a)	Certification of Executive Vice President, Chief Financial Officer and Treasurer
EXHIBIT 32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXPLANATORY NOTE

Petrohawk Energy Corporation, or the Company, is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008 for the sole purpose of correcting the inadvertent omission of the conformed signature of Deloitte & Touche LLP on the Report of Independent Registered Public Accounting Firm. A manually signed report by Deloitte & Touche LLP was actually delivered to the Company prior to the filing of the Company’s Form 10-K on February 25, 2009.

As required by the rules of the U.S. Securities and Exchange Commission, this amended Form 10-K includes the entire text of Item 8 of Part II and Item 15 of Part IV (amended for the sole purpose of including new officer certifications and new consents as Exhibits in accordance with the rules of the U.S. Securities and Exchange Commission). This Amendment does not change, modify or update any of the information in the Form 10-K filed on February 25, 2009, except as noted above.

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

Exhibit No	Description
2.1	Agreement and Plan of Merger, dated April 3, 2005 (and as amended through June 8, 2005), by and among Petrohawk Energy Corporation, Petrohawk Acquisition Corporation, and Mission Resources Corporation (Incorporated by reference to Annex A of our Registration Statement on Form S-4/A filed on June 22, 2005).

2.2	Agreement and Plan of Merger, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Ronald W. Crosby and Paige L. Crosby (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on November 24, 2004).

2.3	Agreement and Plan of Mergers, dated October 13, 2004, among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed on November 24, 2004).

2.4	Amendment to Agreement and Plan of Mergers among Petrohawk Energy Corporation, Wynn-Crosby Energy, Inc., Wynn-Crosby 1994, Ltd.; Wynn-Crosby 1995, Ltd.; Wynn-Crosby 1996, Ltd.; Wynn-Crosby 1997, Ltd.; Wynn-Crosby 1998, Ltd.; Wynn-Crosby 1999, Ltd.; Wynn-Crosby 2000, Ltd.; Wynn-Crosby 2002, Ltd.; WCOG Properties, Ltd.; Kara Nicole Limited; Kristen Lee Limited; Eric Wynn Limited; Christopher David Limited; Paige Lee Limited; Bernadien Wynn Limited; Roger Lee Limited; and George Heaps Limited, and Ronald W. Crosby, dated October 26, 2004 (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed on November 24, 2004).

2.5	Stock Purchase Agreement among Winwell Resources, Inc. and all of its Shareholders, as Sellers, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 20, 2005).

2.6	Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, dated as of December 14, 2005 (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed December 20, 2005).

Exhibit No	Description
2.7	First Amendment to Asset Purchase Agreement among Redley Company, Burris Run Company and Red Clay Minerals, collectively as Seller, and Petrohawk Energy Corporation, as Buyer, effective as of December 14, 2005 (Incorporated by reference to Exhibit 2.7 of our Annual Report on Form 10-K filed March 14, 2006).

2.8	Assignment Agreement between Petrohawk Properties, L.P. and Petrohawk Energy Corporation effective January 27, 2006 (Incorporated by reference to Exhibit 2.8 of our Annual Report on Form 10-K filed March 14, 2006).

2.9	Amended and Restated Agreement and Plan of Merger executed as of May 16, 2006, and effective as of April 20, 2006 by and among KCS Energy, Inc., Petrohawk Energy Corporation and Hawk Nest Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed May 18, 2006).

3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 (File No. 333-117733) filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).

3.5	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

3.6	Certificate of Designations of Series A Junior Preferred Stock of Petrohawk Energy Corporation effective as of October 15, 2008 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 16, 2008)

4.1	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to Petrohawk Energy Corporation’s 9.125% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004).

4.2	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005).

4.3	Second Supplemental Indenture dated as of July 12, 2006, among Petrohawk Energy Corporation, as successor by merger to Mission Resources Corporation, the parties named therein as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on July 17, 2006).

4.4	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.’s 7.125% senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2004).

Exhibit No	Description
4.5	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.’s Form 8-K filed on April 11, 2005).

4.6	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed July 17, 2006).

4.7	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed July 17, 2006).

4.8	Fourth Supplemental Indenture dated as of August 3, 2007 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.12 to our Quarterly Report on Form 10-Q filed on November 6, 2008).

4.9*	Fifth Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, the parties named therein as guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee.

4.10*	Sixth Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee.

4.11	Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to Petrohawk Energy Corporation’s 9.875% senior notes due 2013 (Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed July 17, 2006).

4.12	First Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed July 17, 2006).

4.13	Second Supplemental Indenture dated August 3, 2007 among Petrohawk Energy Corporation, One TEC, LLC, One TEC Operating, LLC, Bison Ranch, LLC, the parties named therein as existing guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q filed November 8, 2007).

4.14*	Third Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, the parties named therein as guarantors, and U.S. Bank National Association, as trustee.

4.15*	Fourth Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and U.S. Bank National Association, as trustee.

4.16	Indenture, dated May 13, 2008, among Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 15, 2008).

Exhibit No	Description
4.17*	First Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, and parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee.

4.18*	Second Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee.

4.19	Rights Agreement, dated as of October 14, 2008, between Petrohawk Energy Corporation and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 16, 2008).

4.20	Registration Rights Agreement, dated May 13, 2008, among the Company, the subsidiary guarantors named therein, and Lehman Brothers Inc., on behalf of Lehman Brothers Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., BMO Capital Markets Corp., RBC Capital Markets Corporation, and Wells Fargo Securities, LLC. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on May 15, 2008).

4.21	Indenture, dated January 27, 2009, among the Company, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 28, 2009).

4.22	Registration Rights Agreement, dated January 27, 2009, among the Company, the subsidiary guarantors named therein, and J.P. Morgan Securities Inc., on behalf of J.P. Morgan Securities Inc., BNP Paribas Securities Corp., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BMO Capital Markets Corp., Barclays Capital Inc., Fortis Securities LLC, Calyon Securities (USA) Inc., RBC Capital Markets Corporation, Capital One Southcoast, Inc., Wedbush Morgan Securities Inc., Natixis Bleichroeder Inc., Citigroup Global Markets Inc., BBVA Securities, Inc., and Piper Jaffray & Co. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on January 28, 2009).

10.1	Third Amended and Restated Senior Revolving Credit Agreement dated September 10, 2008, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc., as syndication agents for the Lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp. as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2008).

10.2	Third Amended and Restated Guarantee and Collateral Agreement dated September 10, 2008, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 15, 2008).

10.3	Purchase Agreement dated January 22, 2009, among the Company and J.P. Morgan Securities Inc., on behalf of J.P. Morgan Securities Inc., BNP Paribas Securities Corp., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BMO Capital Markets Corp., Barclays Capital Inc., Fortis Securities LLC, Calyon Securities (USA) Inc., RBC Capital Markets Corporation, Capital One Southcoast, Inc., Wedbush Morgan Securities Inc., Natixis Bleichroeder Inc., Citigroup Global Markets Inc., BBVA Securities, Inc., and Piper Jaffray & Co. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 28, 2009).

10.4†	The Petrohawk Energy Corporation Amended and Restated 1999 Incentive and Nonstatutory Stock Option Plan (Incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on August 18, 2004).

Exhibit No	Description
10.5†	Form of Director and Officer Indemnity Agreement (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed on March 31, 2005).

10.6†	The Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Registration Statement No. 333-117733 on Form S-8 filed July 29, 2005).

10.7†	First Amendment to the Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed August 9, 2006).

10.8†	Form of Stock Option Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed August 11, 2005).

10.9†	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.4 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.10†	Form of Incentive Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.5 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.11†	The Petrohawk Energy Corporation Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed May 10, 2007).

10.12†	Amendment No. 1 to the Petrohawk Energy Corporation Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-148434) filed January 2, 2008).

10.13†	Form of Stock Option Agreement for the Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed March 14, 2006).

10.14†	Form of Restricted Stock Agreement for the Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.15†	Form of Incentive Stock Agreement for the Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.9 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.16†	Form of Stock Appreciation Rights Agreement Annual Vesting Awards under the Petrohawk Energy Corporation Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed May 10, 2007).

10.17†	KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit (10)iii to KCS Energy, Inc.’s Annual Report on Form 10-K filed April 2, 2001), as amended by the Amendment to the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.4 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.18†	Amendment No. 2 to the KCS Energy, Inc. 2001 Employees and Directors Stock Plan (Incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed February 28, 2007).

10.19†	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.6 of KCS Energy, Inc’s Quarterly Report on Form 10-Q filed November 9, 2004).

Exhibit No	Description
10.20†	Form of Directors Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.7 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.21†	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.8 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.22†	Form of Restricted Stock Award Agreement (with accelerated vesting provision) under 2001 KCS Energy, Inc. Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.9 of KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.23†	Form of Amendment to Restricted Stock Agreement under the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.5 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.24†	Form of Amendment to Supplemental Stock Option Agreement under KCS Energy, Inc.’s 2001 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.5 to KCS Energy, Inc.’s Current Report on Form 8-K filed April 25, 2006).

10.25†	KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 4.8 to KCS Energy, Inc’s Registration Statement on Form S-8 (File No. 333-125690) filed June 10, 2005), as amended by the First Amendment to KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.1 to KCS Energy, Inc.’s Current Report on Form 8-K filed May 19, 2005).

10.26†	Amendment No. 2 to the KCS Energy, Inc. 2005 Employees and Directors Stock Plan (Incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K filed February 28, 2007).

10.27†	Amendment No. 3 to the KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed May 10, 2007).

10.28†	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan and related Stock Option Exercise Agreement (Incorporated by reference to Exhibit 10.3 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.29†	Form of Supplemental Stock Option Agreement for Non-Employee Directors under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.4 of KCS Energy, Inc’s Current Report on Form 8-K filed June 16, 2005).

10.30†	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (without accelerated vesting provision) and related Restricted Stock Award Certificate (Incorporated by reference to Exhibit 10.5 of KCS Energy, Inc’s Current Report on Form 8-K filed June 16, 2005).

10.31†	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (with accelerated vesting provision) and related Restricted Stock Award Certificate (Incorporated by reference to Exhibit 10.6 of KCS Energy, Inc.’s Current Report on Form 8-K filed June 16, 2005).

10.32†	Form of Amended and Restated Performance Share Award Certificate under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed November 3, 2006).

10.33†	Form of Restricted Stock Award Certificate under the KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed May 10, 2007).

Exhibit No	Description
10.34†	Form of Restricted Stock Award Agreement pursuant to the KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed May 10, 2007).

10.35†	Form of Stock Appreciation Rights Agreement Annual Vesting Awards under the KCS Energy, Inc. 2005 Employee and Directors Stock Plan (Incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed May 10, 2007).

10.36†	Executive Employment Agreement Form A for certain executives and Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K filed February 28, 2007).

10.37†	Executive Employment Agreement Form B for certain executives and Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed February 28, 2007).

10.38†	Form Amendment to Employment Agreement entered into on September 1, 2007 with Floyd C. Wilson, Larry L. Helm, Mark J. Mize, Stephen W. Herod and Richard K. Stoneburner (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 7, 2007).

10.39†	Employment Agreement entered into August 14, 2007 effective August 1, 2007 by and between Petrohawk Energy Corporation and David S. Elkouri (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed November 8, 2007).

10.40	Agreement of Sale and Purchase by and among Petrohawk Properties, LP, Petrohawk Energy Corporation, KCS Resources, Inc. and One TEC, LLC collectively, as Seller and Milagro Development I, LP as Purchaser – dated October 15, 2007 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 7, 2007).

10.41*	Assumption Agreement dated November 21, 2008 by and among HK Energy Marketing, LLC in favor of BNP Paribas, as administrative agent for the banks and other financial institutions parties to the Third Amended and Restated Senior Revolving Credit Agreement, dated as of September 10, 2008.

10.42*	Assumption Agreement dated January 20, 2009 by and among KCS Resources, LLC in favor of BNP Paribas, as administrative agent for the banks and other financial institutions parties to the Third Amended and Restated Senior Revolving Credit Agreement, dated as of September 10, 2008.

10.43*	Assumption Agreement dated as of January 20, 2009 by and among Winwell Resources, L.L.C. in favor of BNP Paribas, as administrative agent for the banks and other financial institutions parties to the Third Amended and Restated Senior Revolving Credit Agreement, dated as of September 10, 2008.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

14.1	Code of Ethics for CEO and Senior Financial Officers (Incorporated by reference to Form 10-K/A filed on April 30, 2007).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

23.1(a)**	Consent of Deloitte & Touche LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.2(a)**	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No	Description
31.1(a)**	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)**	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350.

32(a)**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1*	Netherland, Sewell & Associates, Inc. Reserve Report.

*	Included with the Petrohawk Energy Corporation Annual Report on Form 10-K for the year ended December 31, 2008, filed February 25, 2009.
**	Attached hereto
†	Indicates management contract or compensatory plan or arrangement

The registrant has not filed with this report copies of the instruments defining rights of all holders of long-term debt of the registrant and its consolidated subsidiaries based upon the exception set forth in Item 601 (b)(4)(iii)(A) of Regulation S-K. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHAWK ENERGY CORPORATION

Date: April 2, 2009	By:	/s/ FLOYD C. WILSON
Floyd C. Wilson
Chairman of the Board, President and Chief Executive Officer

	By:	/s/ MARK J. MIZE
Mark J. Mize
Executive Vice President, Chief Financial Officer and Treasurer

	By:	/s/ C. BYRON CHARBONEAU
C. Byron Charboneau
Vice President, Chief Accounting Officer and Controller