Form 10-K/A
period 2008-12-31
PETROHAWK ENERGY CORP
filed 2009-04-30
CIK 1059324

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

As of March 25, 2009, there were 275,339,314 shares of common stock outstanding.

i

EXPLANATORY NOTE

On February 25, 2009, Petrohawk Energy Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission and on April 2, 2009, the Company filed Amendment No. 1 to that report on Form 10-K/A. In those reports, the Company indicated that it would file the information required by Part III of Form 10-K on or before April 30, 2009. Accordingly, the Company is amending its Annual Report on Form 10-K to provide such information. Except as set forth in this amendment, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OUR BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our bylaws specify that we shall not have less than one nor more than eleven directors. Our board currently has nine (9) members. Under our bylaws, each director holds office until the annual stockholders’ meeting at which such director’s class is up for re-election and until the director’s successor is duly elected and qualified, or until such director’s earlier death, resignation or removal. Our certificate of incorporation provides that our board of directors is classified into three classes: Class I, Class II and Class III, each class having a three-year term of office. As discussed more fully below under “Proposal I—Election of Directors,” three of our current directors, James W. Christmas, James L. Irish III and Robert C. Stone, Jr. have been nominated for reelection at our 2009 annual meeting because of the expiration of the term of their class, Class II, on our classified board of directors.

The following table sets forth the names and ages of all directors, the positions and offices with us held by such persons, the terms of their office and the length of their continuous service as a director:

Name	Director Since	Age	Position	Expiration of Term
Floyd C. Wilson	May 2004	62	Chairman of the Board, President and Chief Executive Officer	2011
James W. Christmas	July 2006	61	Vice Chairman of the Board	2009
Tucker S. Bridwell	May 2004	57	Director	2011
Thomas R. Fuller	March 2006	61	Director	2010
James L. Irish III	May 2004	64	Director	2009
Gary A. Merriman	July 2006	54	Director	2011
Robert G. Raynolds	July 2006	57	Director	2010
Robert C. Stone, Jr.	September 2000	60	Director	2009
Christopher A. Viggiano	July 2006	55	Director	2010

Floyd C. Wilson has served as our Chairman of the Board, President and Chief Executive Officer since May 25, 2004. He was President and Chief Executive Officer of PHAWK, LLC which he founded in June 2003. Mr. Wilson was the Chairman and Chief Executive Officer of 3TEC Energy Corporation from August 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Wilson founded W/E Energy Company L.L.C., formerly known as 3TEC Energy Company L.L.C. in 1998 and served as its President until August 1999. Mr. Wilson began his career in the energy business in Houston, Texas in 1970 as a completion engineer. He moved to Wichita, Kansas in 1976 to start an oil and gas operating company, one of several private energy ventures which preceded the formation of Hugoton Energy Corporation in 1987, where he served as Chairman, President and Chief Executive Officer. In 1994, Hugoton completed an initial public offering and was merged into Chesapeake Energy Corporation in 1998.

James W. Christmas has served as a director since July 12, 2006, effective upon the merger of KCS Energy, Inc. (“KCS”) into the Company. Mr. Christmas has served as Vice Chairman of the Board of Directors since July 12, 2006. He served as President and Chief Executive Officer of KCS from 1988 until April 2003 and Chairman of the Board and Chief Executive Officer of KCS until its merger into the Company.

Tucker S. Bridwell has served as a director since May 25, 2004. Mr. Bridwell has been the President of Mansefeldt Investment Corporation and the Dian Graves Owen Foundation since September 1997 and manages investments in both entities. He has been in the energy business in various capacities for over 26 years. Mr. Bridwell served as chairman of First Permian, LLC from 2000 until its sale to Energen Corporation in April 2002. Mr. Bridwell also serves on the board of directors of Concho Resources, Inc. and First Financial Bankshares, Inc. He is a Certified Public Accountant and holds B.B.A. and M.B.A. degrees from Southern Methodist University.

Thomas R. Fuller has served as a director since March 6, 2006. Mr. Fuller serves on Petrohawk’s Compensation Committee, Reserves Committee, and is the Chairman of the Nominating and Corporate Governance Committee. Mr. Fuller is a principal of Diverse Energy Management Co., a private upstream acquisition, drilling and production company which also invests in other energy-related companies. He has been a principal with the Diverse group of companies since December 1988. Mr. Fuller has over 31 years of experience in the energy and financing industries and is a Registered Professional Engineer in Texas. Mr. Fuller received degrees from the University of Wyoming and the Louisiana State University School of Banking of the South.

James L. Irish III has served as a director since May 25, 2004. Mr. Irish serves as the Company’s Chairman of the Audit Committee and as its Lead Director. Mr. Irish served as a director of 3TEC Energy Corporation from 2002 until June 2003, and has served as an advisory director of EnCap Investments L.P. since October 2007. Mr. Irish had been an attorney with Thompson & Knight LLP, a Texas-based law firm, serving in various capacities, including Managing Partner, from 1969 until his retirement from the practice of law in December 2001. Since his retirement, Mr. Irish has been a senior counsel to Thompson & Knight LLP, a position that does not involve actively practicing law or participating in the management or profits of the firm. His practice primarily included the representation of insurance companies, pension plan managers, foundations, banks and other financial institutions and managers with respect to their equity and debt oil and gas investments. Mr. Irish also represented energy companies in connection with project financings, joint ventures, public offerings and similar matters.

Gary A. Merriman has served as a director since July 12, 2006, effective upon the merger of KCS into the Company. Mr. Merriman serves as the Chairman of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee of the Company. Mr. Merriman served as a director of KCS since April 2005. Mr. Merriman retired from Conoco Inc. in 2002, where he had been employed since 1976. While at Conoco, Mr. Merriman held a number of positions including, from 1999 to 2002, President of Exploration and Production for Conoco in the Americas. Prior to that, he was General Manager for Conoco’s Refining and Marketing Rocky Mountain Region from 1997 to 1999, President of Conoco Indonesia from 1995 to 1997 and General Manager of North Sea Operations for Conoco UK Limited from 1992 to 1995. Mr. Merriman has over 28 years of international and domestic experience in all aspects of the oil and gas business.

Robert G. Raynolds has served as a director since July 12, 2006, effective upon the merger of KCS into the Company. Mr. Raynolds serves on the Company’s Reserves Committee. Mr. Raynolds served as a director of KCS since 1995. He has a PhD in geology and has been an independent consulting geologist for several major and independent oil and gas companies from 1992 until the present, and was a geologist with Amoco Production Company from 1983 until 1992.

Robert C. Stone, Jr. has served as a director since September 2000. Mr. Stone is a member of the Company’s Audit Committee, the Nominating and Corporate Governance Committee, and the Chairman of the Reserves Committee. Mr. Stone formed ENG Energy Advisory, LLC (“ENG”) in 2007 and serves as its managing member. ENG provides advisory and consulting services to independent E&P companies with emphasis on capital formation, corporate strategy and acquisition and divestiture of producing properties. Mr. Stone retired in June 2007 from his position as Senior Vice President/Manager of Energy Lending at Whitney National Bank in New Orleans, Louisiana, where he was employed since 2000. Prior to this position,

Mr. Stone was Manager of Energy Technical Services, Energy/Maritime Division at Hibernia National Bank from 1998 to 2000 that included evaluation responsibilities for all syndicated and direct lending E&P segment clients. Mr. Stone has held senior management positions in energy banking for over 21 years, with emphasis on small-cap, public and private producers. His experience includes underwriting and managing senior debt, mezzanine and private equity to the independent sector. He began his banking career as an engineer with First National Bank of Commerce in New Orleans in 1983 after working in various engineering positions with Exxon Company, U.S.A. for seven years. He was also a Founding Governor of the City Energy Club of New Orleans and is involved with many civic organizations in New Orleans where he still resides. Mr. Stone holds both a B.S. and M.S. in Engineering from the University of Houston.

Christopher A. Viggiano has served as a director since July 12, 2006, effective upon the merger of KCS into the Company. Mr. Viggiano serves on the Company’s Audit Committee and the Compensation Committee. Mr. Viggiano served as a director of KCS since 1988. He has been President, Chairman of the Board and majority owner of O’Bryan Glass Corp., Queens, New York since December 1991. Mr. Viggiano is a Certified Public Accountant and worked in public accounting as an auditor for Arthur Anderson & Co. from 1975 to 1984.

Committees of the Board

Our board has four standing committees: audit, compensation, nominating and corporate governance, and reserves. Actions taken by our committees are reported to the full board. Each committee conducts an annual evaluation of its duties and is expected to conduct an annual review of its charter. Each committee has authority to retain, set the compensation for, and terminate consultants, outside counsel and other advisers as that committee determines to be appropriate.

Audit Committee. The members of our audit committee are: James L. Irish III, Tucker S. Bridwell, Robert C. Stone, Jr., and Christopher A. Viggiano, with Mr. Irish serving as the chairman. The audit committee met on four occasions during 2008. Our board has determined that all members of our audit committee are financially literate within the meaning of SEC rules, under the current listing standards of the New York Stock Exchange, or NYSE, and in accordance with our audit committee charter. Our board has also determined that all members of the audit committee are independent, within the meaning of SEC and NYSE regulations for independence for audit committee members, under our corporate governance guidelines, and in accordance with our audit committee charter, and that Mr. Stone qualifies as an “audit committee financial expert” under the NYSE rules and Item 407(d)(5) of Regulation S-K, and in accordance with our audit committee charter. Our board of directors adopted an amended audit committee charter on December 8, 2008. Please see page 6 under “—Board of Directors; Corporate Governance Matters—Director Independence” for more information on how we determine the independence of our directors.

The primary functions of our audit committee are to monitor internal accounting controls and financial reporting practices, review financial statements and related information, select and retain our independent registered public accountants, review and evaluate the performance, services, and fees of the independent registered public accountants, pre-approve all audit and permitted non-audit services to be provided by the independent registered public accountants, monitor the independence of the independent registered public accountants, and produce a report for inclusion in our proxy statement. Our independent registered public accountants report directly to the audit committee. Additionally, the audit committee discusses with management our earnings releases, including the use of pro-forma financial information, and the information and earnings guidance provided to analysts and rating agencies. The audit committee also reviews and discusses quarterly reports from our independent registered public accountants regarding critical accounting policies and practices, alternative treatments of financial information within generally accepted accounting principles, and other material written communication between our independent registered public accountants and management.

Compensation Committee. The members of our compensation committee are Gary A. Merriman, Thomas R. Fuller, and Christopher A. Viggiano, with Mr. Merriman serving as the chairman. This committee met five times during 2008. Our board of directors has determined that each of the current members of the compensation committee is a “non-employee director” in accordance with Rule 16b-3 of the 1934 Act and an “outside director” in accordance with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), as required in our compensation committee charter. Our board of directors has also determined that all members of the compensation committee who currently serve are “independent” pursuant to the NYSE rules and in accordance with our compensation committee charter. Our compensation committee is responsible for formulating and recommending to our board of directors the compensation to be paid to our executive officers and directors, and producing an annual report for inclusion in our Form 10-K or proxy statement. The compensation committee also administers our stock option plans, including our 1999 Incentive and Nonstatutory Stock Option Plan, the 2004 Non-Employee Director Incentive Plan, the 2004 Petrohawk Plan, the Mission Resources Corporation 2004 Incentive Plan, the Mission Resources Corporation 1996 Stock Incentive Plan, as amended, the Mission Resources Corporation 1994 Stock Incentive Plan, the KCS Energy, Inc. 2001 Employees and Directors Stock Plan, and the KCS Energy, Inc. 2005 Employees and Directors Stock Plan (as amended, the “2005 KCS Plan”). Our board of directors adopted an amended compensation committee charter on November 3, 2008. Please see page 13 under “Executive Compensation—Compensation Discussion and Analysis—Overview of the Compensation Committee” for additional information on our compensation committee.

Compensation Committee—Interlocks and Insider Participation. See “Compensation Committee Interlocks and Insider Participation” on page 32.

Compensation Discussion and Analysis. See “Executive Compensation—Compensation Discussion and Analysis” starting on page 13.

Nominating and Corporate Governance Committee. The members of our nominating and corporate governance committee are Thomas R. Fuller, Robert C. Stone, Jr., and Gary A. Merriman, with Mr. Fuller serving as the chairman. The nominating committee met five times during 2008. Our board of directors has determined that all members of the nominating and corporate governance committee who currently serve are independent pursuant to the NYSE rules and in accordance with our nominating and corporate governance committee charter. The primary functions of the nominating and corporate governance committee are to recommend candidates to the board of directors as nominees for election at the annual meeting of stockholders or to fill vacancies as they may occur, and to perform an annual performance evaluation of the board of directors. This committee also reviews candidates suggested for nomination by the stockholders. Our board of directors adopted an amended nominating and corporate governance committee charter on February 27, 2007. With respect to procedures for stockholders to suggest candidates for consideration by the committee for the 2010 annual meeting of stockholders, see “Submission of Stockholder Proposals for Our 2010 Annual Meeting of Stockholders” in our proxy statement relating to our 2009 annual meeting of stockholders.

Reserves Committee. The members of our reserves committee are Robert C. Stone, Jr., Robert G. Raynolds, and Thomas R. Fuller, with Mr. Stone serving as the chairman. The reserves committee met on five occasions during 2008. Our board has determined that all members of our reserves committee are independent in accordance with our reserves committee charter. Our reserves committee has been formed to assist our board with oversight in the preparation by independent petroleum engineers of annual and any special reserve reports and/or audits of the estimated amounts of our consolidated hydrocarbon reserves and related information. The reserves committee retains the independent petroleum engineers who evaluate our hydrocarbon reserves and determines their independence from Petrohawk. Our board of directors adopted an amended reserves committee charter on February 27, 2007.

Membership and Meetings of the Board of Directors and its Committees. During 2008, sixteen meetings of our board of directors were held. All directors who served on our board during 2008 attended at least

75% of the total meetings of the board (during the period in which he was a director) and each committee on which they served (during the period that he served on that committee). Our directors also took action by unanimous written consent on five occasions.

Information relating to current committee membership and the number of meetings of the full board and committees held in 2008 is summarized in the following table:

Name of Director	Board of Directors	Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee	Reserves Committee
Floyd C. Wilson	Chairman
James W. Christmas	Vice Chairman
Tucker S. Bridwell	Member	Member
Thomas R. Fuller	Member		Chairman	Member	Member
James L. Irish III	Member	Chairman
Gary A. Merriman	Member		Member	Chairman
Robert G. Raynolds	Member				Member
Robert C. Stone, Jr.	Member	Member	Member		Chairman
Christopher A. Viggiano	Member	Member		Member
Number of Meetings in 2008:	16	4	5	5	5

Corporate Governance Matters

Corporate Governance Web Page and Available Documents. We maintain a corporate governance page on our website at www.petrohawk.com where you can find the following documents:

•	our corporate governance guidelines;

•	our code of ethics for chief executive officer and senior financial officers;

•	our code of conduct; and

•	the charters of the audit, reserves, nominating and corporate governance, and compensation committees.

We will also provide a printed copy of these documents, without charge, to those who request copies in writing from Joan Dunlap, Vice President—Investor Relations, Petrohawk Energy Corporation, 1000 Louisiana, Suite 5600, Houston, Texas 77002.

Director Independence. On March 13, 2007, our common stock began trading on the NYSE under the symbol “HK” and we became subject to the rules of NYSE applicable to NYSE listed companies, including the NYSE corporate governance rules. Prior to March 13, 2007, we were subject to the rules of NASDAQ applicable to NASDAQ listed companies, including the NASDAQ corporate governance rules.

The current listing standards of the NYSE require our board to affirmatively determine the independence of each director and to disclose such determination in the proxy statement for each annual meeting of our stockholders. The board, at its meeting held on February 24, 2009, affirmatively determined that each of Messrs. Bridwell, Fuller, Irish, Merriman, Raynolds, Stone and Viggiano is an “independent director” with respect to Petrohawk under the independence standards of our corporate governance guidelines, adopted as of February 24, 2009 and described below, and under the corporate governance rules of the NYSE codified in Section 303A of the NYSE Listed Company Manual.

Our board established the following standards for determining director independence in our corporate governance guidelines:

A majority of the directors on our board must be “independent”. No director qualifies as “independent” unless the board affirmatively determines that the director has no “material relationship” with Petrohawk, either directly, or as a partner, shareholder or officer of an organization that has a relationship with Petrohawk. A “material relationship” is a relationship that the board determines, after a consideration of all relevant facts and circumstances, compromises the director’s independence from management. Our board’s determination of independence must be consistent with all applicable requirements of the NYSE, the SEC, and any other applicable legal requirements. Our board may adopt specific standards or guidelines for independence in its discretion from time to time, consistent with those requirements. As set forth in the NYSE Listed Company Manual Section 303A.02, our board must consider the following factors that preclude a finding by the board of a member’s or prospective member’s “independence” from Petrohawk:

1.	A director who is, or who has been within the last three years, an employee of Petrohawk (including in each case subsidiaries or parent entities in a consolidated group), or an immediate family member who is, or has been within the last three years, an executive officer, of Petrohawk;

2.	A director who has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from Petrohawk, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service); provided, that, compensation received by a director for former service as an interim Chairman or CEO or other executive officer need not be considered in determining independence under this test, and compensation received by an immediate family member for service as an employee of Petrohawk need not be considered in determining independence under this test;

3.	(A) A director is a current partner or employee of a firm that is Petrohawk’s internal or external auditor; (B) a director who has an immediate family member who is a current partner of such a firm; (C) a director who has an immediate family member who is a current employee of such a firm and who participates in Petrohawk’s audit; or (D) a director or an immediate family member who was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on Petrohawk’s audit within that time;

4.	A director or an immediate family member who is, or who has been within the last three years, employed as an executive officer of another company where any of Petrohawk’s present executive officers at the same time serves or served on that company’s compensation committee; and

5.	A director who is a current employee, or an immediate family member who is a current executive officer, of a company that has made payments to, or received payments from, Petrohawk for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

For purposes of determining “independence” of a director based on the tests set forth above, among other things, the following applies:

A.	In applying the test in section 5 above, both the payments and the consolidated gross revenues to be measured are those reported in the last completed fiscal year. The look-back provision for this test applies solely to the financial relationship between Petrohawk and the director or immediate family member’s current employer; Petrohawk is not required to consider former employment of the director or the immediate family member.

B.	For purposes of section 5 above, contributions to tax exempt organizations are not considered “payments,” although Petrohawk still considers the “materiality” of any such relationship in determining the “independence” of a director.

C.	For purposes of determining “independence,” an “immediate family member” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than a domestic employee) who shares such person’s home, and does not include individuals who are no longer immediate family members as a result of legal separation or divorce, or those who have died or become incapacitated.

Our corporate governance guidelines set forth our policy with respect to qualifications of the members of the board, the standards of director independence, director responsibilities, board meetings, director access to management and independent advisors, director orientation and continuing education, director compensation, chairman and CEO dual responsibilities, management evaluation and succession, annual performance evaluation of the board, and executive sessions.

As discussed on page 6, our board determined that Mr. Irish is an “independent director” under our corporate governance guidelines and under NYSE rules. In determining that Mr. Irish is an “independent director,” our board considered that Mr. Irish is senior counsel to Thompson & Knight LLP, which we have engaged for the purpose of obtaining legal advice. In concluding that this relationship did not result in a material relationship between Petrohawk and Mr. Irish, our board considered, among other things, that Mr. Irish does not actively engage in the practice of law with Thompson & Knight or participate in the management or profits of that firm.

Nomination Process. Our nominating and corporate governance committee reviews possible candidates for nomination to the board of directors and recommends candidates for nomination to the board for approval. The committee and the board have adopted guidelines that describe specific traits, abilities, and experience which the committee and the board consider in selecting candidates for nomination as directors. Among the standards and qualifications the committee and the board seek are individuals of high ethical character who share our values and who possess varied backgrounds. The board is expected to have some members with specialized skills in the oil and gas exploration and development industry, including individuals with strong technical backgrounds. Absent special circumstances, we are generally of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, giving us the benefit of the familiarity and insight into our affairs that directors have accumulated during their tenure, while contributing to our board’s ability to work as a collective body. Accordingly, it is the general policy of the committee to nominate qualified incumbent directors who continue to satisfy the committee’s membership criteria, whom the committee believes will continue to make important contributions to the board and who consent to stand for reelection and continue their service on the board. The nominating and corporate governance committee is responsible for assessing the appropriate mix of skills and characteristics required of directors in the context of perceived needs of the board at any given point in time and reviews and updates the criteria for nomination as they determine to be necessary.

Stockholder Nomination Process. Our nominating and corporate governance committee considers suggestions from many sources, including management, directors, and stockholders regarding possible candidates for nomination to the board of directors. Any such suggestion by a stockholder should be submitted to the nominating and corporate governance committee in writing, c/o David S. Elkouri, Executive Vice President—General Counsel and Secretary, at 1000 Louisiana, Suite 5600, Houston, Texas, 77002. The information should include the name and address of the stockholder suggesting the individual as they appear on our books, the number and class of shares owned beneficially and of record by the stockholder, the suggested individual’s name and address, a description of all arrangements or understandings (if any) between the stockholder and the individual being suggested for the committee’s consideration, the information about the individual being suggested that would be required to be included in a proxy statement filed with the SEC, and an indication of the individual’s willingness to be named as a nominee and to serve as a director of Petrohawk if nominated by the committee and the board. The recommendation must be accompanied by the candidate’s written consent to being named in our proxy statement as a nominee for election to the board of directors and to serving as a director, if elected. The recommendation and the director candidate’s written consent must be provided to us for an annual meeting of stockholders in accordance with the provisions of “Submission of

Stockholder Proposals for Our 2010 Annual Meeting of Stockholders” in our proxy statement relating to our 2009 annual meeting of stockholders and must otherwise comply with all the provisions set forth in Rule 14a-8 under the 1934 Act, and any other requirements of state law. We may also require any proposed nominee to furnish such other information as we or the committee may reasonably require to determine the eligibility of the nominee to serve as a director. For the deadline for stockholder suggestions of individuals to be considered by the committee for nomination as a candidate to be elected at the 2010 annual meeting of stockholders, see “Submission of Stockholder Proposals for Our 2010 Annual Meeting of Stockholders” in our proxy statement relating to our 2009 annual meeting of stockholders. Candidates who have been suggested by stockholders are evaluated by the nominating and corporate governance committee in the same manner as are other candidates. Our nominating and corporate governance committee has not retained a third-party search firm to identify candidates, but may do so in the future in its discretion.

The nominating and corporate governance committee did not receive any stockholder recommendations for nomination to our board of directors in connection with this year’s annual meeting. The nominating and corporate governance committee has recommended Messrs. Christmas, Irish and Stone, who are current Class II directors, for reelection as the term of their class, Class II, is expiring on our classified board of directors.

Communications with the Board. Our stockholders may communicate concerns to any specific director, board committee or to the full board of directors by sending letters addressed to such directors, board committee or the full board of Petrohawk Energy Corporation at 1000 Louisiana, Suite 5600, Houston, Texas 77002, Attention: Mark J. Mize, Chief Ethics Officer. The Chief Ethics Officer will then, as appropriate, forward the communication to the intended director or directors, board committee or the full board of directors. If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality such as stamping the envelope and the contents as “confidential”.

Communications with the Non-Management Directors. Interested parties may communicate concerns to the non-management members of our board of directors by sending a communication to the chairman of the audit committee, James L. Irish III, 1722 Routh Street, Suite 1500, Dallas, Texas 75201. The chairman of the audit committee will then forward such communication to all of our other non-management directors.

Executive Sessions. Our corporate governance guidelines currently provide that non-management directors must meet at regularly scheduled executive sessions without management, and if the group of “non-management” directors includes directors who are not independent under the NYSE rules, we must at least once a year schedule an executive session including only the independent directors. Our lead director, who is currently Mr. Irish and who is an independent and non-management director, presides over the executive sessions of our non-management directors. During 2008, our independent directors held four executive sessions without management present, and Mr. Irish presided over each executive session.

Board Attendance at Stockholder Meetings. Our corporate governance guidelines provide that our directors are strongly encouraged to attend annual meetings of our stockholders. Four members of our board attended last year’s annual meeting of stockholders.

MANAGEMENT

The following table sets forth the names and ages of all of our corporate officers, the positions and offices with us held by such persons, the terms of their office and the length of their continuous service as a corporate officer:

Name	Corporate Officer Since	Age	Position
Floyd C. Wilson	May 2004	62	Chairman of the Board, President and Chief Executive Officer
Mark J. Mize	July 2005	37	Executive Vice President—Chief Financial Officer and Treasurer
Larry L. Helm	July 2004	61	Executive Vice President—Finance and Administration
Stephen W. Herod	May 2004	50	Executive Vice President—Corporate Development and Assistant Secretary
Richard K. Stoneburner	May 2004	55	Executive Vice President—Chief Operating Officer
David S. Elkouri	August 2007	55	Executive Vice President—General Counsel and Secretary
H. Weldon Holcombe	March 2007	56	Executive Vice President—Mid-Continent Region
Charles W. Latch	November 2007	64	Senior Vice President—Western Region
Tina S. Obut	March 2007	44	Senior Vice President—Corporate Reserves
C. Byron Charboneau	March 2008	32	Vice President—Chief Accounting Officer and Controller
Joan W. Dunlap	July 2007	35	Vice President—Investor Relations
Charles E. Cusack III	May 2008	50	Vice President—Exploration

Our executive officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Floyd C. Wilson has served as our Chairman of the Board, President and Chief Executive Officer since May 25, 2004. He was President and Chief Executive Officer of PHAWK, LLC which he founded in June 2003. Mr. Wilson was the Chairman and Chief Executive Officer of 3TEC Energy Corporation from August 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Wilson founded W/E Energy Company L.L.C., formerly known as 3TEC Energy Company L.L.C. in 1998 and served as its President until August 1999. Mr. Wilson began his career in the energy business in Houston, Texas in 1970 as a completion engineer. He moved to Wichita, Kansas in 1976 to start an oil and gas operating company, one of several private energy ventures which preceded the formation of Hugoton Energy Corporation in 1987, where he served as Chairman, President and Chief Executive Officer. In 1994, Hugoton completed an initial public offering and was merged into Chesapeake Energy Corporation in 1998.

Mark J. Mize has served as Executive Vice President—Chief Financial Officer and Treasurer since August 10, 2007. Mr. Mize was also appointed and has served as our Chief Ethics Officer and Insider Trading Compliance Officer since that time. He served as Vice President, Chief Accounting Officer and Controller from July 2005 until August 10, 2007. Mr. Mize joined us on November 29, 2004 as Controller. Prior to joining us, he was the Manager of Financial Reporting of Cabot Oil & Gas Corporation, a public oil and gas exploration company, from January 2003 to November 2004. Prior to his employment at Cabot Oil & Gas Corporation, he was an Audit Manager with PricewaterhouseCoopers LLP from 1996 to 2002. Mr. Mize is a Certified Public Accountant.

Larry L. Helm has served as Executive Vice President—Finance and Administration since August 1, 2007. Mr. Helm served as Vice President—Chief Administrative Officer from July 15, 2004 until August 1, 2005, and as Executive Vice President—Chief Administrative Officer from August 1, 2005 until August 2007. Prior to serving as an executive officer, Mr. Helm served on our Board of Directors for approximately two months. Mr. Helm was employed with Bank One Corporation from December 1989 through December 2003. Most recently Mr. Helm served as Executive Vice President of Middle Market Banking from October 2001 to December 2003. From April 1998 to August 1999, he served as Executive Vice President of the Energy and Utilities Banking Group. Prior to joining Bank One, he worked for 16 years in the banking industry primarily serving the oil and gas sector. He served as director of 3TEC Energy Corporation from 2000 to June 2003.

Stephen W. Herod has served as Executive Vice President—Corporate Development and Assistant Secretary since August 1, 2005. Mr. Herod served as Vice President—Corporate Development from May 25, 2004 until August 1, 2005. Prior to joining us, he was employed by PHAWK, LLC from its formation in June 2003 until May 2004. He served as Executive Vice President—Corporate Development for 3TEC Energy Corporation from December 1999 until its merger with Plains Exploration & Production Company in June 2003 and as Assistant Secretary from May 2001 until June 2003. Mr. Herod served as a director of 3TEC from July 1997 until January 2002. Mr. Herod served as the Treasurer of 3TEC from 1999 until 2001. From July 1997 to December 1999, Mr. Herod was Vice President—Corporate Development of 3TEC. Mr. Herod served as President and a director of Shore Oil Company from April 1992 until the merger of Shore with 3TEC’s predecessor in June 1997. He joined Shore’s predecessor as Controller in February 1991. Mr. Herod was employed by Conquest Exploration Company from 1984 until 1991 in various financial management positions, including Operations Accounting Manager. From 1981 to 1984, Superior Oil Company employed Mr. Herod as a financial analyst.

Richard K. Stoneburner has served as Executive Vice President—Chief Operating Officer since September 13, 2007. Mr. Stoneburner previously has served as Executive Vice President—Exploration from August 1, 2005, until September 13, 2007. Mr. Stoneburner served as Vice President—Exploration from May 25, 2004 until August 1, 2005. Prior to joining us, he was employed by PHAWK, LLC from its formation in June 2003 until May 2004. He joined 3TEC in August 1999 and was its Vice President—Exploration from December 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Stoneburner was employed by W/ E Energy Company as District Geologist from 1998 to 1999. Prior to joining 3TEC, Mr. Stoneburner worked as a geologist for Texas Oil & Gas, The Reach Group, Weber Energy Corporation, Hugoton and, independently through his own company, Stoneburner Exploration, Inc. Mr. Stoneburner has over 31 years of experience in the energy business.

David S. Elkouri has served as Executive Vice President—General Counsel and Secretary of Petrohawk since August 1, 2007. Mr. Elkouri has served as lead outside counsel for Petrohawk since 2004 and has been actively involved with the Company’s growth since that time. Prior to that time he served as lead outside counsel for 3TEC Energy Corporation from its inception in 1999 until it was acquired in 2003 and for Hugoton Energy Corporation from its inception in 1994 until it was acquired in 1998. Mr. Elkouri is a co-founder of Hinkle Elkouri Law Firm L.L.C. Mr. Elkouri’s practice has focused on tax, corporate and securities law with an emphasis on the oil and gas industry. Mr. Elkouri is a graduate of the University of Kansas School of Law where he served as a Research Editor of the Kansas Law Review.

H. Weldon Holcombe joined Petrohawk on July 12, 2006, effective upon the merger of KCS Energy, Inc. with and into the Company and has served as Executive Vice President—Mid-Continent Region since March 1, 2007. After the merger of KCS and Petrohawk, Mr. Holcombe became responsible for all of the merged company’s operations in the Mid-Continent Region including our interests in the Elm Grove and Terryville fields among others throughout the Mid-Continent Region. With the Company’s acquisition of Fayetteville Shale acreage in Arkansas and Haynesville Shale acreage in North Louisiana and East Texas, Mr. Holcombe became responsible for the growth and development of these key assets. Prior to the merger of KCS and Petrohawk, Mr. Holcombe served as Senior Vice President of KCS responsible for operations and engineering. Prior to joining KCS in 1996, he spent many years with Exxon in project and management positions associated with sour gas treatment, drilling, completions and reservoir management. Mr. Holcombe holds a degree in engineering from Auburn University.

Charles W. Latch has served as the Company’s Senior Vice President—Western Region since November 2007. From July 2006 through October 2007, Mr. Latch served as the Company’s Vice President of Operations. From 2004 until joining the Company in July 2006, Mr. Latch was employed by KCS Resources, serving as Vice President of Operations since November 2004. Mr. Latch was Senior Vice President of Technical Services with El Paso Production Company from November 2002 until joining KCS Resources.

Tina S. Obut has served as Senior Vice President—Corporate Reserves since May 15, 2008. Ms. Obut served as Vice President—Corporate Reserves from March 2007 to May 15, 2008. Ms. Obut initially joined the Company in April 2006 as Manager of Corporate Reserves. Prior to joining us, Ms. Obut was employed by El Paso Production Company as Manager of Reservoir Engineering Evaluations from July 2004 until April 2006. From 2001 to 2004, Ms. Obut was Planning and Asset Manager at Mission Resources. From 1992 to 2001, Ms. Obut was a Vice President with Ryder Scott Company, and from 1989 to 1992, she worked as a reservoir engineer with Chevron. Ms. Obut is a Registered Petroleum Engineer.

C. Byron Charboneau has served as the Company’s Vice President—Chief Accounting Officer and Controller since March 2008. From August 2007 through February 2008, Mr. Charboneau served as the Financial Controller and from January 2005 through July 2007, Mr. Charboneau served as the Company’s Director of Compliance and Accounting Research. From 1999 until joining the Company in January 2005, Mr. Charboneau was employed in the audit practice of PricewaterhouseCoopers, most recently as an audit manager with the Energy, Utilities and Mining Industry group. Mr. Charboneau is a Certified Public Accountant.

Joan W. Dunlap has served as Vice President—Investor Relations since July 2007. From August 2004 until 2006, Ms. Dunlap served as the Company’s Assistant Treasurer. Prior to joining Petrohawk, she was employed as an investment banking associate with JPMorgan Chase, accredited with Series 7 and Series 63, and as a financial analyst and research assistant for the Federal Reserve Bank. Ms. Dunlap holds a bachelor’s degree in economics from Tulane University and an M.B.A. from Rice University.

Charles E. Cusack III has served as Vice President—Exploration since May 2008. Mr. Cusack currently serves as the Haynesville Shale Project Manager and has most recently served as Petrohawk’s Exploration Manager for the Gulf Coast Division. Mr. Cusack was instrumental in the growth of the region from our initial investment in 2004, to its sale in 2007. Mr. Cusack has over 25 years of exploration and exploitation experience having worked in various positions for 3TEC Energy, Cockrell Oil, Amerada Hess, Tenneco Oil, and Gulf Oil. He holds an engineering degree from Texas A&M University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the 1934 Act requires our directors, certain officers and holders of 10% or more of any class of our stock to report to the SEC, by a specified date, initial reports of ownership and reports of changes in ownership of our stock and other equity securities. To our knowledge based solely on a review of copies of reports filed under Section 16(a) furnished to us, our directors, executive officers and holders of 10% or more of our shares complied with these requirements, except that Christopher A. Viggiano was late filing a Form 4, and Richard K. Stoneburner, H. Weldon Holcombe, Charles W. Latch and Tina S. Obut were each late filing a Form 4 relating to the withholding of shares to satisfy withholding taxes applicable upon the vesting of restricted stock.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

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

Compensation Discussion and Analysis

Introduction

The following discussion provides an overview of the compensation committee of our board of directors, the background and objectives of our compensation programs for our senior management, and the material elements of the compensation of each of our executive officers identified in the following table, whom we refer to as our named executive officers:

Name	Title
Floyd C. Wilson	Chairman of the Board, President and Chief Executive Officer (our principal executive officer)

Mark J. Mize	Executive Vice President—Chief Financial Officer and Treasurer (our principal financial officer)

Richard K. Stoneburner	Executive Vice President—Chief Operating Officer

Larry L. Helm	Executive Vice President—Finance and Administration

H. Weldon Holcombe	Executive Vice President—Mid-Continent Region

Overview of the Compensation Committee

The compensation committee of the board of directors is comprised entirely of independent directors in accordance with the rules of the New York Stock Exchange governing listed companies. The current members of our compensation committee are Gary A. Merriman (Chairman), Christopher A. Viggiano, and Thomas R. Fuller.

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

The compensation committee works with our executive vice president—finance and administration to establish an agenda for each meeting of the compensation committee and, with the assistance of outside advisors, to prepare meeting materials. Our chief executive officer, executive vice president—finance and administration and outside advisors may be invited to attend all or a portion of a compensation committee meeting depending on the nature of the matters to be discussed. Only members of the compensation committee vote on items before the compensation committee; however, the compensation committee and board of directors often solicit the views of the chief executive officer on compensation matters, including as they relate to the compensation of the other members of senior management.

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

Design of Our Compensation Program

Our compensation program for senior management, including the named executive officers, is designed to:

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

Each element of compensation is reviewed and considered with the other elements of compensation to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. In designing the compensation program and in determining senior management compensation, including the compensation of the named executive officers, we also considered the following factors:

•	our operating and financial performance compared with targeted goals;

•	our size, growth and performance relative to companies in our compensation peer group;

•	each individual’s contributions to our overall results; and

•	the external challenges to our ability to attract and retain strong management.

In establishing compensation, the committee retains an independent compensation consultant, Longnecker & Associates, to assist us in evaluating the competitiveness of our executive compensation programs and in assessing whether our compensation practices are achieving our goals. As part of its engagement, Longnecker & Associates generates a report that includes a compilation of compensation and performance data (“Survey Data”) prepared based upon data for our compensation peer group, set forth below, broad industry-specific compensation survey data for other companies that participate in energy and general industry surveys, as well as particularized data for industry participants to the extent the consultant determines that such additional data would prove useful in our compensation process. We utilize the Survey Data to assess the competitiveness of our compensation programs with our compensation peer group and their effectiveness in achieving our goals. The consultant reports directly to the committee and may work with management when preparing materials for the committee. Longnecker & Associates provides no other service for us.

In developing our compensation structure, we review the compensation and benefit practices, as well as levels of pay, of a compensation peer group of companies selected by the compensation committee from domestic oil and natural gas exploration and development companies. We periodically review, evaluate and update our compensation peer group to provide on-going comparability for compensation purposes. Adjustments to our compensation peer group are made from time to time on account of business combinations or sales of peer group companies, as well as when necessary, in the opinion of our compensation committee, to better reflect the companies that compete with us for management talent and share common characteristics with our business, assets, drilling budget and size. However, because we compete for management talent with other companies in the industry who are engaged in the exploration, development and production of oil and natural gas, both onshore and offshore, we also compare our pay practices to a broad industry group based upon the Survey Data. For the compensation structure developed for 2008, the compensation peer group consisted of the following ten companies:

•	Cabot Oil & Gas Corporation

•	Comstock Resources, Inc.

•	Cimarex Energy Corporation

•	Encore Acquisition Company

•	EXCO Resources, Inc.

•	Forest Oil Corporation

•	The Houston Exploration Company

•	Range Resources Corporation

•	St. Mary Land & Exploration Company

•	Whiting Petroleum Corporation

In conjunction with our consideration of cash bonuses to be paid in 2009 based upon 2008 performance, as well as in establishing 2009 base salary and equity awards, we revised our compensation peer group on account of business combinations in the prior year group and due to changes in our business and assets over the year. Our compensation peer group for 2009 consists of the following eleven companies:

•	Berry Petroleum Company

•	Cabot Oil & Gas Corporation

•	Carrizo Oil & Gas, Inc.

•	Cimarex Energy Corporation

•	Comstock Resources, Inc.

•	Denbury Resources Inc.

•	EXCO Resources, Inc.

•	Forest Oil Corporation

•	Mariner Energy Inc.

•	Plains Exploration & Production Company

•	St. Mary Land & Exploration Company

For 2008, we generally targeted compensation for our management at approximately the 75th percentile of our compensation peer group. We established compensation at this level because we believe it is required for us to attract and retain talented management capable of executing our rapid growth business plan and managing our business in a competitive environment. In establishing total compensation for our management, our compensation committee assesses the performance of our management relative to our peer group and in light of compensation practices among the broader industry group against whom we compete for management talent.

The operating and financial performance factors that we utilize in our compensation program and the goals that we established relative to those factors for 2008 are discussed in detail below, under the heading “Annual Cash Incentives”. As discussed below, in establishing bonuses for 2008 (paid in 2009) our emphasis is on our company’s performance across various operating metrics and taking into consideration our management’s performance in formulating and implementing our strategic objectives in light of internal and external challenges encountered during the year. Our compensation committee views the successful implementation of our goals as a

“team” effort and does not establish individualized performance targets or goals. However, our compensation committee does recognize that each member of management will contribute to our overall results and the achievement of our goals to varying degrees, and it takes these relative contributions into account in establishing annual cash incentives, also as discussed below.

2008 Compensation Program

Elements of Compensation

The principal elements of our executive compensation program are base salary, annual cash incentives, long-term equity incentives in the form of stock options, stock appreciation rights and restricted stock grants as well as post-termination severance (under certain circumstances), and other benefits and perquisites, consisting of life and health insurance benefits, a qualified 401(k) savings plan, the reimbursement of automobile expenses for our chief executive officer and the reimbursement of certain club dues for our chief executive officer and chief financial officer.

Base Salary

We review base salaries for our chief executive officer and other executives annually to determine if a change is appropriate. In reviewing base salaries, we consider several factors, including a comparison to base salaries paid for comparable positions in our compensation peer group and the compensation reflected in the Survey Data, the relationship among base salaries paid within our company and individual experience and contributions. Our intent is to fix base salaries at levels that we believe are consistent with our program design objectives, including the ability to attract, motivate and retain individuals in a competitive environment. During 2008, we increased the base salaries of the named executive officers based upon our analysis of competitive market practice.

Base salaries for our named executive officers in 2008 were as follows:

Name	Amount of Base Salary Increase for 2008	2008 Base Salary
Floyd C. Wilson	$60,000	$660,000
Mark J. Mize	$40,000	$300,000
Richard K. Stoneburner	$50,000	$350,000
Larry L. Helm	$25,000	$350,000
H. Weldon Holcombe	$50,000	$300,000

Subsequent to 2008, and effective March 1, 2009, we increased the base salaries of the named executive officers based upon our annual analysis of competitive market practice and, in the case of Mr. Stoneburner, considering his appointment as Chief Operating Officer. In general, we targeted base compensation using the same 75th percentile target for our compensation peer group as we utilized in 2008, except for our chief executive officer, where we targeted the 90th percentile of our compensation peer group. Information regarding the incremental increase for 2009 in the base salary of each of the named executive officers is set forth below under the heading “Compensation Adjustments and Long-term Incentive Awards Subsequent to Fiscal Year End.”

Annual Cash Incentives

Annual cash incentives for each year are determined during the February following the end of the year, when our results for the preceding year become available. Annual cash incentive compensation is intended to focus and reward individuals on measures identified as having a positive impact on our annual business results. As a general matter, we review the following performance factors in determining annual cash incentives:

•	increases in annual production rates;

•	growth in proved reserves and resource potential;

•	finding and development costs;

•	cash flow from operations per share;

•	lease operating expenses per mcfe;

•	general and administrative expenses per mcfe; and

•	qualitative factors considered significant by the compensation committee.

With respect to some of these factors, our compensation committee establishes targets in advance, generally in February of each year. For certain other factors, the compensation committee does not establish targets but takes performance relative to prior year results into account in establishing compensation. For 2008, our compensation committee established targets for production (between 295 million cubic feet natural gas equivalent per day (Mmcfe/d) to 315 Mmcfe/d); lease operating expense (between $0.50 – $0.60 per mcfe), general and administrative expenses (between $0.33 – $0.40 per mcfe, excluding stock based compensation expense). For 2008, taking into account the compensation practices of our compensation peer group, as reflected in the Survey Data, our compensation committee also established an annual cash incentive target for senior executives of 100% of base salary, with the understanding that such amount might be earned if the targets for performance factors established by the compensation committee in advance were met and company performance relative to the other performance factors was deemed satisfactory, in our discretion. We do not assign in advance any specific weight to any of the performance factors that we take into account in making compensation determinations.

We establish bonus targets and performance targets for senior management for a variety of reasons, including to assist in communicating corporate objectives and expectations and to motivate management. However, our compensation program is not formulaic or inflexible. We retain the discretion to alter performance factors and targets and, in assessing performance of the company or an individual, such other factors as we may consider relevant in establishing compensation. Accordingly, compensation, including annual cash compensation, may vary greatly from year to year and from executive to executive as a consequence of corporate performance and individual contribution relative to the factors listed above and other factors that we may consider important, which may carry varying weight over time depending on the circumstances. As we did for 2008, we may award cash bonuses that are in excess of targeted annual cash incentive compensation.

During mid-2007, our chief executive officer recommended, and we announced, a fundamental change in our business strategy that involved a shift in focus towards unconventional resource-style natural gas plays which we believed would better position us for long-term production and reserve growth. As part of our execution of this strategy, we sold our Gulf Coast properties in November 2007 for approximately $800 million. At the time, our Gulf Coast properties represented a significant percentage of our then current production, proved reserves and potential future drilling locations, and the disposition of these properties and our investment in largely undeveloped, non-producing properties resulted in the additional challenge of successfully managing our near-term cash flow requirements. The proceeds from the sale of our Gulf Coast properties as well as capital we raised by accessing the debt and equity markets during 2008 were deployed to accumulate our largely undeveloped acreage position in several shale plays, including in the Haynesville, Eagle Ford, and Fayetteville shales, and to support our capital spending, including a substantial drilling budget allocated to these properties. These actions were successfully implemented against the backdrop of a recession in the United States, significant declines in the stock exchanges and, during the latter part of 2008, disruptions in the credit markets and dramatically declining commodity prices.

For 2008, we reported production of 305 Mmcfe/d, which represented a 35% increase over 2007 and was within the target range established by our compensation committee; lease operating expense of $0.47 per mcfe, which was $0.03 per mcfe below the low-end of our target range; and general and administrative expenses of $0.56 per mcfe, which was $0.16 per mcfe above the high-end of our target range due to staffing increases associated with our growth that were not contemplated at the time this target was established. We also reported proved reserves 34% higher than year-end 2007, and improved our potential to realize additional increases in future reserves and production as a consequence of our accumulation of a large undeveloped leasehold acreage position. Among the other performance factors for which no targets were established, cash flow per share was lower and finding and development costs were higher than in the prior year, but these measures were adversely impacted by, among other things, the implementation of our strategic plan, including the sale of our Gulf Coast properties, our investment in undeveloped acreage and our associated financing activities. As a consequence of our implementation of our strategic plan beginning in late 2007 and continuing through 2008, however, qualitative factors relating to the execution of that plan were a more significant influence on the annual cash compensation paid to the named executive officers for 2008 than was performance relative to these operating metrics.

In light of the foregoing achievements, and taking into account the Survey Data regarding the cash incentives paid to senior management by our compensation peer group to assess the competitiveness of our compensation, senior executives were awarded cash bonuses generally equal to two times their base salary, or twice the target established in advance, with Messrs. Wilson, Stoneburner and Holcombe receiving amounts in excess of that multiple based upon the compensation committee’s determination that their relative contributions were more integral to the implementation of our strategic objectives and our overall performance, given their positions and responsibilities. Specifically, Messrs. Stoneburner and Holcombe were directly responsible for our drilling, completion, production and sales activities that underlay our performance, and Mr. Wilson was ultimately responsible for the implementation of our strategic and operational objectives and the management of our affairs in a challenging environment.

The annual cash incentives awarded to the named executive officers for fiscal year 2008 performance are included in the Summary Compensation Table for 2008 on page 27. The table reflects awards for 2008 performance that were paid during March 2009.

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

In 2008, the compensation committee awarded grants of restricted stock and stock options to senior executives, each of which is discussed in more detail below. For 2009, the compensation committee has approved a mix of long-term incentives awarded to senior executives that includes stock options and restricted stock. For the past several years, our compensation committee has awarded an approximately equal amount in value of long-term incentive awards comprised of restricted stock and stock options or stock settled stock appreciation rights because of the differing risk and reward characteristics of these awards and considering the Survey Data. From time to time, the compensation committee may utilize a different mix of stock options, restricted stock and stock appreciation rights, each of which is permitted under our equity incentive plans, discussed in more detail below, depending upon the compensation committee’s current view of the most efficacious method to provide incentives under current market conditions, taking into account the practices of our peer group, as reflected in the Survey Data. The compensation committee approves the total stock options, restricted stock and stock appreciation rights that will be made available to all employees as well as the size of individual grants for each member of senior management. All grants are made in accordance with our Equity-Based Incentive Grant Policy, which sets forth the timing of awards and the procedures for making awards and, in the case of stock options and stock appreciation rights, for determining the exercise price or grant value, respectively, of the award. The amounts granted vary each year and are based on management’s performance, our analysis of compensation peer group data, the Survey Data and management’s total compensation package. Previous awards and grants, whether vested or unvested, may be considered by the compensation committee in establishing the current year’s awards and grants.

2004 Employee Incentive Plan

On June 3, 2004, our compensation committee and our board of directors approved the Petrohawk Energy Corporation 2004 Employee Incentive Plan, as amended, referred to as the 2004 Petrohawk Plan in this report. On July 15, 2004, the 2004 Petrohawk Plan was approved by our stockholders. Increases to the number of shares available under the 2004 Petrohawk Plan were subsequently approved by our stockholders in November 2004, July 2005, July 2006 and July 2007. Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the 2004 Petrohawk Plan, currently a maximum of 12.55 million shares of common stock may be issued under the 2004 Petrohawk Plan. Out of the total number of shares available under the 2004 Petrohawk Plan, a maximum of 3.61 million shares of incentive stock, restricted stock and stock appreciation rights may be issued.

The 2004 Petrohawk Plan facilitates the issuance of future long-term incentive awards as part of our comprehensive compensation structure and is administered by a committee of non-employee directors of our board of directors, currently our compensation committee. For the year ended December 31, 2008, a majority of our employees received awards under the 2004 Petrohawk Plan.

The 2004 Petrohawk Plan permits the granting of awards in the form of options to purchase our common stock, shares of restricted stock, shares of incentive stock (stock issued without restrictions) and stock appreciation rights. Recipients are not permitted to receive in any one year options or stock appreciation rights to purchase or receive in excess of 200,000 shares or grants of restricted or incentive stock in excess of 100,000 shares. As of December 31, 2008, no incentive stock had been issued, a total of 946,949 shares of common stock had been issued as restricted stock, 3,216,689 shares were reserved for the exercise of outstanding stock options and 683,336 shares reserved for the exercise of outstanding stock appreciation rights. As of December 31, 2008, 5,682,010 shares of our common stock remained available for issuance pursuant to the 2004 Petrohawk Plan.

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

1999 Incentive and Non-Statutory Stock Option Plan

On August 20, 1999, our board of directors approved the Petrohawk Energy Corporation 1999 Incentive and Non-Statutory Stock Option Plan (the “1999 Plan”). On September 11, 2000, the 1999 Plan was approved by our stockholders. An amendment to the 1999 Plan to increase the number of shares available under the 1999 Plan was subsequently approved by our stockholders on June 20, 2003. As a consequence of the adoption of the 2004 Petrohawk Plan, we no longer issue grants under the 1999 Plan. As of December 31, 2008, a total of 97,502 shares of common stock were issuable upon the exercise of outstanding stock options under the 1999 Plan.

Incentive Plans Assumed in Connection with Acquisitions

In July 2006, as part of our merger with KCS, we assumed the KCS Energy, Inc. 2001 Employees and Directors Stock Plan (the “2001 KCS Plan”) and the 2005 KCS Plan (together with the 2001 KCS Plan, the “KCS Plans”). As of July 18, 2007, no new awards are permitted to be issued under the 2005 KCS Plan.

The KCS Plans are administered by our compensation committee. The 2005 KCS Plan permitted grants of awards of options to purchase common stock, shares of restricted stock, shares of incentive stock (stock issued without restrictions), and stock appreciation rights. On March 2, 2007, 172,850 shares of restricted stock and 397,400 shares of stock appreciation rights were granted under the 2005 KCS Plan to persons that were former employees of KCS and continued to be employed by us. As of December 31, 2008, 256,243 shares of restricted stock and 1,484,462 shares of stock options and appreciation rights were outstanding under the KCS Plans. All awards outstanding under the 2001 KCS Plan will expire on or before March 30, 2011. All awards outstanding under the 2005 KCS Plan will expire on or before March 2, 2017.

In July 2005, as part of our merger with Mission Resources Corporation, we also assumed the Mission Resources Corporation 2004 Incentive Plan (the “Mission Plan”). We do not issue new awards under the Mission Plan. As of December 31, 2008, there were options for the purchase of a total of 83,112 shares of our common stock outstanding under the Mission Plan. All awards outstanding under the Mission Plan will expire on or before April 12, 2015.

The long-term incentive information related to the named executive officers during fiscal year 2008 is included in the Summary Compensation Table for 2008 on page 27. Additional information on long-term incentive awards for 2008 is shown in the Grants of Plan-Based Awards Table on page 28 and the Outstanding Equity Awards at December 31, 2008 Table on page 29.

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

Option grants to senior management are generally considered annually, at the same time as grants are considered for the general eligible employee population, in February, after our year-end results become available. Our practice is that the exercise price for each stock option is the market value on the date of grant, which is normally the date that our compensation committee approves the award at a meeting of the compensation committee or forty-eight hours after our release of earnings in accordance with our Insider Trading Policy. Our current policy provides for grants to be made or priced only during a trading window, as set forth in our Insider Trading Policy, and within such window only at such time as there is no material non-public information regarding the company. Under our 2004 Petrohawk Plan the option price may not be less than the fair market value (the closing market price) of the shares on the date of grant. With respect to employees who are not executive officers, the compensation committee may delegate its authority to make such grants to our chief executive officer by specifying the grant date, the total number of shares that may be subject to grants and other material terms of the grants. All proposed stock options to new-hire employees are required to be approved by our compensation committee. Alternatively, our compensation committee may authorize in writing, in advance of any fiscal quarter, the number of shares underlying stock options that may be granted to new hire employees for the following fiscal quarter and provide that our chief executive officer may allocate such stock options at his discretion. The grant date in this instance is generally the date of hire.

Stock options generally vest and become exercisable one-third annually after the original grant date. In certain instances, however, stock options may vest on an accelerated basis, such as in the event an executive’s employment is terminated by us without cause or by the executive with good reason, in the event that the executive terminates his employment within a certain period following a transaction that effects a change in the control of our company, or in the event of the executive’s death or disability while employed by us. Under these circumstances all stock options held by the executive may automatically vest and become exercisable in accordance with the terms outlined in the stock option award agreement or the employment agreement, if applicable. The employment agreements that we entered into with the named executive officers during 2006 and amended in 2007 provide for all stock options held by an executive to automatically vest and become exercisable in the event his employment is terminated by us without cause or by the executive with or without good reason within a two-year period following a change of control of our company.

There is a limited term in which an executive can exercise stock options, known as the “option term.” The option term is generally ten years from the date of grant, which is the maximum term of an option permitted under the 2004 Petrohawk Plan, the Mission Plan and the KCS Plans. At the end of the option term, the right to purchase shares pursuant to any unexercised option expires.

The exercise prices of the stock options granted to the named executive officers during fiscal year 2008 are shown in the Grants of Plan-Based Awards in 2008 Table on page 28. Additional information on these grants, including the number of shares subject to each grant, also is shown in the Grants of Plan-Based Awards in 2008 Table.

Restricted Stock Awards

During 2008, we granted restricted stock awards to various officers (including our named executive officers) and key employees under the 2004 Petrohawk Plan. Restricted stock awards are shares of our common stock that are awarded with the restriction that the executive remain with us through certain “vesting” dates. Prior to the restrictions thereon lapsing, the participant may not sell, transfer, pledge, assign or take any similar action with respect to the shares of restricted stock which the participant owns. Once the restrictions lapse with respect to shares of restricted stock, the participant owning such shares will hold freely-transferable shares, subject only to any restrictions on transfer contained in our certificate of incorporation, bylaws and insider trading policies, as well as any applicable federal or state securities laws. Despite the restrictions, each participant will have full voting rights and will receive any dividends or other distributions, if any, with respect to the shares of restricted stock which the participant owns.

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

Restricted stock awards generally vest one-third annually after the original award date. As a consequence, the recipients do not become unconditionally entitled to retain any of the shares of restricted stock until one year following the date of grant, subject to certain exceptions related to termination of employment. Any unvested restricted stock awards generally are forfeited if the executive terminates employment with us. In certain instances, however, restricted stock awards may vest on an accelerated basis, such as in the event of the executive’s employment is terminated by us without cause or by the executive with good reason, in the event that the executive terminates his employment within a certain period following a transaction that effects a change in the control of our company, or in the event of the executive’s death or disability while employed by us. Under these circumstances all restricted stock awards held by the executive may automatically vest in accordance with the terms outlined in the restricted stock award agreement or the employment agreement, if applicable. The employment agreements that we entered into with the named executive officers during 2006 and amended in 2007 provide for all restricted stock awards held by an executive to automatically vest in the event his employment is terminated by us without cause or by the executive with or without good reason within a two year period following a change of control of our company.

The restricted stock grants to the named executive officers during fiscal year 2008 are shown in the Grants of Plan-Based Awards in 2008 Table on page 28.

Stock Appreciation Rights

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

Grants of stock appreciation rights to senior management are generally considered annually, at the same time as grants are considered for the general eligible employee population, in February, after our year-end results become available. Our practice is that the exercise price for each stock appreciation right is the market value of our common stock on the date of grant, which is normally the date that our compensation committee approves the award at a meeting of the compensation committee or forty-eight hours after our release of earnings in accordance with our Insider Trading Policy. Our current policy provides for grants to be made during a trading window, as set forth in our Insider Trading Policy, and within such window only at such time as there is no material non-public information regarding the company. With respect to employees who are not executive officers, the compensation committee may delegate its authority to make such grants to our Chief Executive Officer by specifying the grant date, the total number of shares that may be subject to grants and other material terms of the grants. All proposed grants of stock appreciation rights to new-hire employees are required to be approved by our compensation committee. Alternatively, our compensation committee may authorize in writing, in advance of any fiscal quarter, the number of shares underlying stock appreciation rights that may be granted to new hire employees for the following fiscal quarter and provide that our Chief Executive Officer may allocate such stock options at his discretion. The grant date in this instance is generally the date of hire.

Stock appreciation rights generally vest one-third annually after the original grant date. In certain instances, however, stock appreciation rights may vest on an accelerated basis, such as in the event an executive’s employment is terminated by us without cause or by the executive with good reason, in the event that the executive terminates his employment within a certain period following a transaction that effects a change in the control of our company, or in the event of the executive’s death or disability while employed by us. Under these circumstances all stock appreciation rights held by the executive may automatically vest in accordance with the terms outlined in the stock appreciation award agreement or the employment agreement, if applicable. The employment agreements that we entered into with the named executive officers during 2006 and amended in 2007 provide for all stock appreciation awards held by an executive to automatically vest in the event his employment is terminated by us without cause or by the executive with or without good reason within a two year period following a change of control of our company.

There is a limited term in which an executive can exercise a stock appreciation right, known as the “term.” The term is generally ten years from the date of grant, which is the maximum term permitted under the 2004 Petrohawk Plan. At the end of the term, the right to receive the value of the stock appreciation right expires.

No stock appreciation rights were granted in 2008.

Retirement Benefits

We do not maintain a defined benefit pension plan or retiree medical program that covers members of senior management. Retirement benefits to our senior management, including the named executive officers, are currently provided principally through a tax-qualified profit sharing and 401(k) plan (our “Savings Plan”), in which eligible salaried employees may participate. Pursuant to the Savings Plan, employees may elect to reduce their current annual compensation up to the lesser of 75% or the statutorily prescribed limit of $15,500 in calendar year 2008 (plus up to an additional $5,000 in the form of “catch-up” contributions for participants age 50 and above), and have the amount of any reduction contributed to the Savings Plan. Our Savings Plan is intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code’), so that contributions by us or our employees to the Savings Plan and income earned on contributions are not taxable to employees until withdrawn from the Savings Plan and so that contributions will be deductible by us when made. We match 100% of the amount an employee contributes to the Savings Plan, subject to a 10% maximum based on the employee’s compensation as defined in the Savings Plan. Executives participate in the Savings Plan on the same basis as other employees.

The Savings Plan provides for 36 different investment options, for which the participant has sole discretion in determining how both the employer and employee contributions are invested. The independent trustee of the Savings Plan then invests the assets of the Savings Plan as directed by participants. The Savings Plan does not provide our employees the option to invest directly in our securities. The Savings Plan offers in-service withdrawals in the form of after-tax account distributions and age 59.5 distributions.

We believe that the Savings Plan supports the objectives of our compensation structure, including the ability to attract and retain senior and experienced mid- to late-career executives for critical positions within our organization.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On July 11, 2006, we entered into employment agreements with Messrs. Wilson, Mize, Stoneburner and Helm. During 2006 we faced increasing competition for management talent at the same time as anticipated changes to our board of directors and the constitution of our compensation committee as a consequence of our pending merger with KCS created greater uncertainty for management. These factors led us to conclude that it was appropriate and in our best interests to enter into employment agreements with each of the named executive officers.

In September 2007, we amended the employment agreements for each of Messrs. Wilson, Mize, Stoneburner and Helm to clarify payment terms under change of control and employment termination scenarios and to comply with final 409A regulations. We also entered into an employment agreement with Mr. Holcombe at that time. The following summarized the terms of the employment agreements as amended.

Term of Employment Agreements

The initial term of employment of each of our current named executive officers is two years from the effective date of their employment agreements. Each agreement with an executive provides for automatic one year extensions unless either party provides written notice six months prior to expiration of the initial term or any extension. During 2008, each of the employment agreements with each named executive officer was automatically renewed.

Compensation and Benefits

The salary payable to each of the named executives during 2008 is the amount set forth under the heading “2008 Base Salary” in the table above. The salary of each executive is subject to periodic review and may be increased from time to time by the compensation committee. The base salary for each of the named executives during 2009 is set forth in under the heading “Compensation Adjustments and Long-Term Incentive Awards Subsequent to Fiscal Year End” below. Each executive is eligible to receive bonuses, grants of stock options, restricted stock or other equity awards as determined in the discretion of the compensation committee. Each of the executives is also entitled to reimbursement for reasonable business expenses and to participate in our life, health, and dental insurance programs, and all other employee benefit plans which we may, from time to time, make available. We do not provide tax gross-ups for compensation or benefits, other than under limited circumstances where excise taxes are imposed by Sections 4999 or 409A of the Code.

Our chief executive officer is entitled under his employment agreement to receive a vehicle allowance and reimbursement for admission to, and the dues for, one club membership. Our chief financial officer is entitled under his employment agreement to be reimbursed for admission to, and the dues for, one club membership.

Our use of expense reimbursement and perquisites as an element of compensation is limited and is largely based on historical practices. We do not view these items as a significant element of our compensation structure but do believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment. The compensation committee annually reviews these items provided to determine if they are appropriate and if any adjustments are warranted.

Termination Provisions and Severance Payments

We may terminate each executive’s employment upon disability, for cause or without cause. Each executive may terminate his employment based on uncured material breaches of his employment agreement by us, a reduction in the base compensation or target bonus payable to him, a material reduction in the scope of his office and responsibilities, a failure by us to continue any compensation or benefit plan that is material to the executive’s total compensation or the permanent relocation of the executive outside of the metropolitan area of Houston, Texas. If the employment of any of the executives is terminated by death or disability, such executive (or his or her personal representative in the event of death) is entitled to receive his accrued unpaid base compensation, plus an optional bonus to be determined by the compensation committee, and all stock options and other incentive awards held by the executive will become fully vested and immediately exercisable, and all restrictions on any shares of restricted stock will be removed. If the employment of any of the executives is terminated by us for cause, such executive (or his or her personal representative in the event of death) is entitled to receive his accrued unpaid base compensation.

If the employment of any executive is terminated by us without cause or by such executive with good reason, and such termination is not within two years after a change in control, such executive will be entitled to the accrued portion of unpaid salary, payment of a prorated amount of the executive’s bonus for the year in which the termination occurs, a severance payment equal to one year’s base salary plus the higher of the current year target bonus or the bonus paid for the preceding year, payment of the premiums for medical and dental insurance for him and his entire family for one year following termination, and the full vesting of all his unvested options and all restrictions removed from his shares of restricted stock. If such executive is terminated by us without cause or such executive terminates his employment with the Company with or without good reason, and such termination is within two years after a change in control, such executive will be entitled to receive the accrued portion of unpaid salary, a severance payment equal to two times his current base salary plus the higher of the current year target bonus or the bonus paid for the preceding year, payment of the premiums for medical and dental insurance for him and his entire family for two years following termination payment of a prorated bonus in the year of the change of control, and the full vesting of all his unvested options and all restrictions removed from his shares of restricted stock. If the employment of such executive is terminated by such executive without good reason and not within two years after a change in control, such executive is entitled to receive his accrued unpaid base compensation.

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

The following table sets forth the estimated amounts that would be payable to each of the named executives upon a termination under the scenarios outlined above, excluding termination for cause or on account of death or disability, assuming that such termination occurred on December 31, 2008 and using the closing price of our common stock at December 31, 2008 for purposes of the calculations as required by the SEC. The dollar amounts set forth under the column heading “Early Vesting of Restricted Stock/Options” correspond to the amounts that would be paid, in addition to accrued and unpaid salary through the date of death or disability, in the event of the death or disability at year-end of each of the executives. There can be no assurance that these scenarios would produce the same or similar results as those disclosed if a termination occurs in the future.

	Severance Payment(1)	Early Vesting of Restricted Stock/Options(2)	Other(3)	Total(4)
Without Cause/For Good Reason
Floyd C. Wilson	$2,660,000	$2,269,380	$19,415	$4,948,795
Mark J. Mize	$900,000	$820,575	$19,391	$1,739,966
Richard K. Stoneburner	$1,350,000	$1,165,125	$19,415	$2,534,540
Larry L. Helm	$1,050,000	$1,128,660	$14,836	$2,193,496
H. Weldon Holcombe	$1,050,000	$843,447	$19,331	$1,912,778

Change of Control
Floyd C. Wilson	$5,320,000	$2,269,380	$38,830	$7,628,210
Mark J. Mize	$1,800,000	$820,575	$38,782	$2,659,357
Richard K. Stoneburner	$2,700,000	$1,165,125	$38,830	$3,903,955
Larry L. Helm	$2,100,000	$1,128,660	$29,672	$3,258,332
H. Weldon Holcombe	$2,100,000	$843,447	$38,662	$2,982,109

(1)	Represents total annual compensation (2008 salary plus 2008 bonus) multiplied, in the event of a change of control, by 2.
(2)

As stated above, the value of unvested restricted stock, stock options and stock appreciation rights that would vest under each of these termination scenarios is based on our common stock price at December 31, 2008. Amounts do not include the dollar value of restricted stock or stock options that vested prior to December 31, 2008.

(3)	Includes an estimate of health insurance benefits to be provided under each of the scenarios based on actual amounts paid out in 2008.
(4)	Excludes gross-up payments, if any, to cover excise taxes imposed under Code Sections 4999 or 409A.

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

Although equity awards may be deductible for tax purposes by us, the accounting rules pursuant to Financial Accounting Standards Board Statement No. 123 (revised 2004), Accounting for Stock-Based Compensation (“FAS 123(R)”) require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for periods indicated:

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option/ SAR Awards(2)	All Other Compensation		Total
Floyd C. Wilson	2008	$660,000	$2,000,000	$838,918	$533,468	$32,540	(3)(4)(5)	$4,064,926
Chairman of the Board,	2007	$600,000	$1,000,000	$664,049	$263,907	$29,598	(3)(5)	$2,557,554
President and Chief Executive Officer	2006	$500,000	$800,000	$443,106	$115,945	$20,000	(3)	$1,887,939

Mark J. Mize	2008	$300,000	$600,000	$370,643	$172,161	$21,112	(3)(4)	$1,463,916
Executive Vice President — Chief Financial Officer and Treasurer	2007	$260,000	$325,000	$248,930	$75,428	$15,500	(3)	$924,858
	2006	$150,000	$150,000	$170,040	$28,562	$15,000	(3)	$513,602

Richard K. Stoneburner	2008	$350,000	$1,000,000	$525,749	$242,051	$20,500	(3)(4)	$2,138,300
Executive Vice President—	2007	$300,000	$400,000	$350,678	$106,267	$20,500	(3)	$1,177,445
Chief Operating Officer	2006	$234,469	$250,000	$273,497	$62,624	$20,000	(3)	$840,590
Larry L. Helm	2008	$350,000	$700,000	$473,631	$254,848	$20,500	(3)	$1,798,979
Executive Vice President—	2007	$325,000	$400,000	$350,620	$106,854	$20,500	(3)	$1,202,974
Finance and Administration	2006	$300,000	$300,000	$273,497	$71,923	$20,000	(3)	$965,420

H. Weldon Holcombe Executive Vice President— Mid-Continent Region	2008	$300,000	$750,000	$355,165	$203,249	$20,630	(3)(4)	$1,629,044

(1)	Comprised of annual cash incentive bonus paid subsequent to year end for prior year performance.
(2)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the corresponding fiscal year for the fair value of awards granted during that year as well as prior fiscal years, as determined in accordance with FAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in “Note 8 Stockholder’s Equity” to the audited consolidated financial statements included in this report. See the “Grants of Plan-Based Awards Table” for information on awards made in 2008. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(3)	Includes the matching contribution of that we make on account of employee contributions under our tax-qualified profit sharing and 401(k) plan.
(4)	Includes $3,602 and $5,612 relating to club dues paid by the company on behalf of Messrs. Wilson and Mize, respectively.
(5)	Includes $9,098 and $8,438 relating to use of company automobile in 2007 and 2008, respectively.

Grants of Plan-Based Awards in 2008

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during 2008.

		Estimated Future Payouts Under Equity Incentive Plan Awards			Type of Award (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold (#)(1)	Target (#)	Maximum (#)(1)
Floyd C. Wilson	2/29/2008	—	142,000	—	Options	$18.08	$363,418
	2/29/2008	—	53,000	—	Restricted Stock	—	$463,593
Mark J. Mize	2/29/2008	—	50,000	—	Options	$18.08	$127,964
	2/29/2008	—	19,000	—	Restricted Stock	—	$166,194
Richard K. Stoneburner	2/29/2008	—	68,000	—	Options	$18.08	$174,031
	2/29/2008	—	26,000	—	Restricted Stock	—	$227,422
Larry L. Helm	2/29/2008	—	73,000	—	Options	$18.08	$186,828
	2/29/2008	—	27,000	—	Restricted Stock	—	$236,170
H. Weldon Holcombe	2/29/2008	—	52,000	—	Options	$18.08	$133,083
	2/29/2008	—	19,550	—	Restricted Stock	—	$171,005

(1)

Awards granted under our 2004 Petrohawk Plan provide only for a single estimated payout. Our 2004 Petrohawk Plan there are no minimum amounts payable for a certain level of performance and there are no maximum payouts possible above the target. Thus, there are no thresholds or maximums (or equivalent items) applicable to these awards.

(2)

Represents shares of restricted stock or stock options issued under our 2004 Petrohawk Plan. The shares of restricted stock and stock options vest in three equal installments on each anniversary of the date of grant, in each case provided that the recipient has been continuously employed at such date.

(3)	The exercise price of each award is equal to the closing market price of our common stock on the date of grant.
(4)

Represents the full grant date fair value determined in accordance with FAS 123(R). Please see the discussion of the assumptions made in the valuation of these awards in “Note 8 Stockholders’ Equity” to the audited consolidated financial statements included in this report. Generally, the full grant date fair value is the amount that we would expense in its financial statements over the award’s vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.

Outstanding Equity Awards at December 31, 2008

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable(1)(2) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Floyd C. Wilson	150,000		—	$7.50	07/12/2014	119,667	$1,870,395	—	$—
	175,000			$8.51	01/26/2015
	50,000	100,000		$11.64	03/02/2017
		142,000		$18.08	02/28/2018
Mark J. Mize	15,000		—	$8.54	11/28/2014	45,667	$713,775	—	$—
	20,000			$8.51	01/26/2015
	10,000	5,000		$10.23	08/11/2016
	10,000	20,000		$11.64	03/02/2017
		50,000		$18.08	02/28/2018
Richard K. Stoneburner	75,000		—	$7.50	07/12/2014	64,334	$1,005,540	—	$—
	100,000			$8.51	01/26/2015
	20,000	40,000		$11.64	03/02/2017
		68,000		$18.08	02/28/2018
Larry L. Helm	75,000		—	$7.50	07/12/2014	62,001	$969,076	—	$—
	125,000			$8.51	01/26/2015
	20,000	40,000		$11.64	03/02/2017
		73,000		$18.08	02/28/2018
H. Weldon Holcombe	9,878		—	$2.24	06/30/2013	65,752	$1,006,633	—	$—
	6,323			$4.40	01/01/2014
	6,323			$5.62	06/30/2014
	8,534			$5.75	01/02/2015
	8,534			$7.59	06/30/2015
	13,227			$10.22	01/01/2016
	26,666	13,334		$10.23	08/11/2016
	10,000	20,000		$11.64	03/02/2017
		52,000		$18.08	02/28/2018

(1)	Represents unvested stock options and unvested stock-settled stock appreciation rights.
(2)

Awards held by executives vest in three equal installments on each anniversary of the date of grant, beginning on the first anniversary of the date of grant, provided that the recipient has been continuously employed at such date.

(3)

Calculated based upon the closing market price of our common stock as of December 31, 2008, the last trading day of our 2008 fiscal year ($15.63) multiplied by the number of unvested awards at year end.

Compensation Adjustments and Long-Term Incentive Awards Subsequent to Fiscal Year End

Subsequent to December 31, 2008, as part of the analysis of executive compensation that is undertaken annually by our compensation committee, we approved increases in the base salaries of each of our named executive officers and granted awards to each executive officer of long-term equity incentives under our 2004 Petrohawk Plan. These incentives were in the form of grants of restricted stock and non-qualified stock options. The restricted stock grants and non-qualified stock options vest over a period of three years. The incremental increase in salary and the number of shares covered by the equity awards for each named executive officer are set forth in the table below. The exercise price per share for each stock option reflected in the following table is $15.23, which was the closing market price of our common stock on the date of grant, March 2, 2009.

Name	Salary Increase	2009 Base Salary	Number of Shares Underlying Stock Options (#)	Restricted Stock Award (#)
Floyd C. Wilson	$305,000	$965,000	185,000	70,000
Mark J. Mize	$50,000	$350,000	73,000	28,000
Richard K. Stoneburner	$100,000	$450,000	87,000	33,000
Larry L. Helm	$25,000	$375,000	73,000	28,000
H. Weldon Holcombe	$50,000	$350,000	73,000	28,000

Option Exercises and Stock Vested

The following table summarizes option exercises and the vesting of restricted stock for our named executive officers in 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting
Floyd C. Wilson	—	—	41,667	$716,172	(2)
Mark J. Mize	—	—	18,334	$430,820	(3)
Richard K. Stoneburner	—	—	26,667	$526,016	(4)
Larry L. Helm	—	—	25,000	$529,822	(5)
H. Weldon Holcombe	—	—	30,259	$712,374	(6)

(1)	Represents vesting of one-third of various restricted stock grants made to each individual during years 2005, 2006 and 2007.
(2)	Represents the market-close prices of $15.85 and $18.08 of our common stock on the dates of vesting of 16,667 and 25,000 shares, respectively.
(3)	Represents the market-close prices of $15.85, $18.08, $32.54 and $26.53 of our common stock on the dates of vesting of 5,000, 5,000, 6,667 and 1,667 shares, respectively.
(4)	Represents the market-close prices of $15.85, $18.08, $32.54 and $20.93 of our common stock on the dates of vesting of 8,333, 10,000, 3,334 and 5,000 shares, respectively.
(5)	Represents the market-close prices of $15.85, $18.08, and $32.54 of our common stock on the dates of vesting of 8,333, 10,000, and 6,667 shares, respectively.
(6)	Represents the market-close prices of $18.08, $18.47, $47.90, and $26.53 of our common stock on the dates of vesting of 5,000, 16,831, 4,095 and 4,333 shares, respectively.

DIRECTOR COMPENSATION

2008 Director Compensation

The table below sets forth certain information concerning the compensation earned in 2008 by our non-employee directors for service on our board of directors during 2008.

Name	Fees Earned or Paid in Cash		Stock Awards(1)(2)	Option Awards	All Other Compensation	Total(3)
James W. Christmas	$50,000		$261,482	$—	$—	$311,482
Tucker S. Bridwell	$55,000	(4)	$173,342	$—	$—	$228,342
Robert G. Raynolds	$54,250	(4)	$173,342	$—	$—	$227,592
James L. Irish III	$65,000		$173,342	$—	$—	$238,342
Christopher A. Viggiano	$59,375		$173,342	$—	$—	$232,717
Thomas R. Fuller	$66,125		$173,342	$—	$—	$239,467
Gary A. Merriman	$63,000		$173,342	$—	$—	$236,342
Robert C. Stone, Jr.	$66,250		$173,342	$—	$—	$239,592

(1)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of awards granted in 2008 as well as prior fiscal years, as determined in accordance with FAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in “Note 8—Stockholders’ Equity” to the audited consolidated financial statements included in this report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by our directors.

(2)

The grant date fair value of each of these awards, determined in accordance with FAS 123(R) based on the closing market price of our common stock on June 1, 2008 ($29.38), were the same as the amounts reported in the stock awards column of the table above. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s six-month vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by our directors.

(3)	Represents the numerical sum of the dollar amounts reflected in each other column for each director.
(4)

Prior to each calendar quarter, in lieu of cash fees for the quarter, directors may elect to receive shares of common stock in an amount equal to such fees, calculated on the closing price of shares of our common stock on the NYSE on the last day of such quarter. Messrs. Bridwell and Raynolds elected to receive substantially all of their board fees in shares of common stock. The total number of shares received by them in lieu of fees were 2,491 shares and 2,454 shares, respectively.

The aggregate number of restricted stock awards subject to vesting and option awards made to each of our directors for service as a director during 2008 was:

Award	Christmas	Raynolds	Viggiano	Merriman	Bridwell	Irish	Stone Jr.	Fuller
Stock Awards	8,900	5,900	5,900	5,900	5,900	5,900	5,900	5,900
Option Awards	—	—	—	—	—	—	—	—

Discussion of Director Compensation Table

Employee directors receive no additional compensation for service on our board of directors or any committee of the board of directors. All directors receive actual expense reimbursements associated with attending board and committee meetings. Our non-employee directors each received $50,000 in cash per year (payable on a quarterly basis in the amount of $12,500). The chairman of our audit committee receives an additional $15,000 per year (payable on a quarterly basis in the amount of $3,750), and each member of our audit committee (other than the chairman) receives an additional $5,000 per year (payable on a quarterly basis in the amount of $1,250). Additional annual compensation for each committee chairperson and committee member for all of the committees of our board of directors is set forth below:

Board Committee	Committee Chairperson Compensation	Committee Member (excluding Chairperson) Compensation
Audit	$15,000	$5,000
Compensation	$9,000	$5,000
Nominating and Corporate Governance	$7,500	$5,000
Reserves	$7,500	$5,000

Fees are paid quarterly and board members may elect to take all or a portion of the cash compensation we pay to them in shares of our common stock, with the number of shares determined by dividing such fees by the trading price per share of our common stock on the last day of each calendar quarter. Any such election must be made prior to the beginning of the quarter for which the compensation is to be paid and is irrevocable for that quarter.

2004 Non-Employee Director Incentive Plan

In July 2004 the Company adopted the 2004 Non-Employee Director Incentive Plan covering 0.20 million shares. The plan provides for the grant of both incentive stock options and restricted shares of the Company’s stock. This plan was designed to attract and retain the services of directors. On July 12, 2006, the Company and its stockholders approved an amendment to the Company’s 2004 Non-Employee Director Incentive Plan to increase the number of shares available for issuance thereunder to 0.6 million shares. At December 31, 2008, all non-employee director grants had been fully vested and 0.3 million shares were available under the plan for future issuance.

Under the 2004 Non-Employee Director Incentive Plan, within sixty days after a person becomes a non-employee director, we grant such director the number shares of our restricted common stock the value of which equals $50,000. In addition, each June 1, we grant to each director the number shares of our restricted common stock the value of which equals $150,000, and we grant to the Vice Chairman an additional number shares of our restricted common stock the value of which equals $75,000. Valuations for these grants are based on the average closing price of our common stock as reported on the NYSE for the last thirty trading days prior to the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Merriman, Viggiano and Fuller served on the compensation committee of our board of directors throughout 2008. No member of the compensation committee served as one of our officers or employees or of any of our subsidiaries during that year. In addition, during 2008, none of our executive officers served as a director or as a member of the compensation committee of a company which employs any of our directors.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, starting on page 13 of this Form 10-K/A, with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

MEMBERS OF THE COMMITTEE:

Gary A. Merriman (Chairman)

Christopher A. Viggiano

Thomas R. Fuller

(The foregoing Compensation Committee Report does not constitute soliciting material and should not be deemed to be filed or incorporated by reference into any other filing of Petrohawk under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Petrohawk specifically incorporates the Report by reference therein.)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following sets forth beneficial ownership of our common stock by beneficial owners of more than five percent of our common stock as of December 31, 2008, based solely upon statements they have filed with the SEC pursuant to Sections 13(g) or 13(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Unless otherwise indicated, the named person below has the sole voting and dispositive powers with respect to the shares of our common stock set forth opposite such person’s name.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
FMR LLC 82 Devonshire Street Boston, Massachusetts 02109	36,315,116(1)	14.466%

Fidelity Management & Research Company 82 Devonshire Street Boston, Massachusetts 02109	34,744,250(2) (part of the 36,315,116 shares disclosed with respect to FMR LLC above)	13.840%

Edward C. Johnson 3d 82 Devonshire Street Boston, Massachusetts 02109	34,744,250(3) (part of the 36,315,116 shares disclosed with respect to FMR LLC and the same 34,744,250 shares disclosed with respect to Fidelity Management & Research Company above)	13.840%

(1)

According to, and based solely upon, Amendment No. 2 to Schedule 13G filed by FMR LLC with the SEC on February 17, 2009: FMR LLC has the sole power to vote or direct the vote with respect to 1,498,256 shares of Petrohawk common stock, and the sole power to direct the disposition of 36,315,116 shares of Petrohawk common stock. Various persons (other than FMR LLC) have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the 36,315,116 shares of Petrohawk common stock beneficially owned by FMR LLC. No one such person’s interest in Petrohawk common stock is more than five percent of the total number of Petrohawk common stock outstanding. Also see footnotes 2 and 3.

(2)

According to, and based solely upon, Amendment No. 2 to Schedule 13G filed by FMR LLC with the SEC on February 17, 2009: Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 34,744,250 shares of Petrohawk common stock outstanding as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “funds”). The funds have the sole power to dispose of the 34,744,250 shares owned by them. Also see footnotes 1 and 3.

(3)

According to, and based solely upon, Amendment No. 2 to Schedule 13G filed by FMR LLC with the SEC on February 17, 2009: Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds to which Fidelity acts as investment advisor, each has sole power to dispose of the 34,744,250 shares owned by these funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Amendment No. 2 to Schedule 13G filed by FMR LLC with the SEC on February 17, 2009 indicates that neither FMR LLC nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees. Strategic Advisers, Inc., a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, provides investment advisory services to individuals. As such, FMR LLC’s beneficial ownership includes 3,365 shares, or 0.001%, of our outstanding common stock, beneficially owned through Strategic Advisers, Inc. Pyramis Global Advisors, LLC (“PGALLC”), an indirect, wholly owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 45,300 shares, or 0.018%, of our outstanding common stock as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies registered under Section 8 of the Investment Company Act of 1940 owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of PGALLC, each has sole dispositive power over 45,300 shares and sole power to vote or to direct the voting of 45,300 shares owned by the institutional accounts or funds advised by PGALLC as reported above. Pyramis Global Advisors Trust Company (“PGATC”), an indirect, wholly owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 1,512,601 shares, or 0.603%, of our outstanding common stock as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 1,512,601 shares and sole power to vote or to direct the voting of 1,414,331 shares owned by the institutional accounts managed by PGATC as reported above. FIL Limited (“FIL”) and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL, which is a qualified institution under section 240.13d-1(b)(1) pursuant to an SEC No-Action letter dated October 5, 2000, is the beneficial owner of 9,600 shares, or 0.004%, of our outstanding common stock. Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR LLC and FIL, or trusts for their benefit, own shares of FIL voting stock with the right to cast approximately 47% of the total votes which may be cast by all holders of FIL voting stock. FMR LLC and FIL are separate and independent corporate entities, and their Boards of Directors are generally composed of different individuals. FMR LLC and FIL are of the view that they are not acting as a “group” for purposes of Section 13(d) under the Securities Exchange Act of 1934 (the “1934” Act) and that they are not otherwise required to attribute to each other the “beneficial ownership” of securities “beneficially owned” by the other corporation within the meaning of Rule 13d-3 promulgated under the 1934 Act. Therefore, they are of the view that the shares held by the other corporation need not be aggregated for purposes of Section 13(d). However, FMR LLC filed the Schedule 13G on a voluntary basis as if all of the shares are beneficially owned by FMR LLC and FIL on a joint basis. Also see footnotes 1 and 2.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth beneficial ownership of our common stock by each director and each nominee for director, each executive officer named in the Summary Compensation Table for 2008 set forth under “Executive Compensation—2008 Compensation Program—Summary Compensation Table for 2008,” and all directors and named executive officers of the Company as a group, based upon information known to us as of March 23, 2009. The “Percent of Class” column below represents the percentage of outstanding shares of our common stock plus shares issuable upon exercise of all options, stock-settled stock appreciation rights, warrants and similar derivative securities that are currently exercisable or that may become exercisable within 60 days of March 23, 2009, assuming the stock options, stock-settled stock appreciation rights, warrants and similar derivative securities owned by all other stockholders are not exercised. As of March 25, 2009, there were 275,339,314 shares of our common stock outstanding, and an additional 4,240,018 option shares, stock-settled appreciation rights, warrants and similar derivative securities were exercisable within the 60 days. Unless otherwise indicated, the named person below has the sole voting and dispositive powers with respect to the shares of our common stock set forth opposite such person’s name. The total number also includes, where applicable, restricted shares of common stock granted to each non-employee director under Petrohawk’s 2004 Non-Employee Director Incentive Plan, as amended, and the 2005 KCS Plan and restricted shares of common stock granted to each officer under the 2004 Petrohawk Plan. Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Directors
Floyd C. Wilson	4,087,909	(1)	1.48%
James W. Christmas	2,898,651	(2)	1.05%
Tucker S. Bridwell	300,483	(3)	*
Thomas R. Fuller	37,802		*
James L. Irish III	127,344	(4)	*
Gary A. Merriman	64,620	(5)	*
Robert G. Raynolds	972,763	(6)	*
Robert C. Stone, Jr.	128,400	(7)	*
Christopher A. Viggiano	121,410	(8)	*

*	The percentage of shares beneficially owned by this director or executive officer does not exceed one percent of the shares of our common stock outstanding.
(1)

Includes options, warrants and/or similar derivative securities to purchase 372,333 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before May 22, 2009. Includes 100,000 stock appreciation rights. Includes 130,333 shares of unvested restricted common stock of Petrohawk over which Mr. Wilson has sole power to vote but disposition rights are currently restricted. Includes 2,000,000 shares of Petrohawk common stock pledged as security by Mr. Wilson.

(2)

Mr. Christmas has sole voting and dispositive power over 1,615,736 shares of Petrohawk common stock and he shares with his wife voting and dispositive power over 360,252 shares of Petrohawk common stock. Includes 59,400 shares held in trust for Mr. Christmas’ children as to which Mr. Christmas disclaims any beneficial ownership. Includes options, warrants and/or similar derivative securities to purchase 863,263 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before May 22, 2009.

(3)

Includes (a) 80,804 shares of Petrohawk common stock of which Mr. Bridwell is the owner of record or are held in “street name” on his behalf, and over which he has sole voting and sole dispositive power; and (b) 166,157 shares of Petrohawk common stock and 53,522 shares of Petrohawk common stock underlying warrants over which Mr. Bridwell has sole voting and sole dispositive power due to his position as President of the Dian Graves Owen Foundation. With respect to the shares and shares underlying warrants described in this footnote 3, Mr. Bridwell has shared voting and shared dispositive power with Mrs. Dian Graves Stai.

(4)

Mr. Irish has sole voting and dispositive power over 85,844 shares of Petrohawk common stock and shared voting and dispositive power over 41,500 shares of Petrohawk common stock. Includes 13,000 shares owned by The James L. Irish III Trust, of which Mr. Irish is a trustee and beneficiary. Includes shares owned by the following family trusts of which Mr. Irish is a co-trustee, but not a beneficiary, and for which Mr. Irish shares voting and disposition powers with co-trustees: (a) The Jonathan Michael Irish Trust (3,500 shares), (b) The Kathleen Ann Irish Trust (12,500 shares), and (c) the Nancy Lynn Irish Trust (12,500 shares).

(5)	Includes options and/or similar derivative securities to purchase 21,335 shares of Petrohawk common stock which are currently exercisable.
(6)

Includes the following: (a) 17,617 shares held in trust established for the benefit of Mr. Raynolds’ children as to which Mr. Raynolds disclaims any beneficial ownership; (b) 797,352 shares held by a family trust for which Mr. Raynolds is a co-trustee and holds a remainder interest in such trust and has shared voting and investment power; and (c) 3,478 shares held by a SEP IRA over which Mr. Raynolds has sole voting and sole dispositive power. Also includes options and/or similar derivative securities to purchase 30,815 shares of Petrohawk common stock which are currently exercisable.

(7)

Includes options and/or similar derivative securities to purchase 75,000 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before May 22, 2009, and 2,500 shares held in an IRA over which Mr. Stone has sole voting and sole dispositive power.

(8)

Includes options and/or similar derivative securities to purchase 30,815 shares of Petrohawk common stock which are currently exercisable, and 3,200 shares held by his immediate family for which Mr. Viggiano has no voting or disposition power.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers
Mark J. Mize	161,521	(9)	*
Richard K. Stoneburner	516,771	(10)	*
Larry L. Helm	583,545	(11)	*
H. Weldon Holcombe	255,177	(12)	*
All Named Executive Officers and Directors as a group (13 persons)	10,256,396		3.73%

*	The percentage of shares beneficially owned by this director or executive officer does not exceed one percent of the shares of our common stock outstanding.
(9)

Includes options, warrants and/or similar derivative securities to purchase 61,666 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before May 22, 2009, and 20,000 stock appreciation rights. Includes 57,334 shares of unvested restricted common stock of Petrohawk over which Mr. Mize has sole power to vote but disposition rights are currently restricted. Includes 18,500 shares of Petrohawk common stock pledged as security by Mr. Mize.

(10)

Includes options, warrants and/or similar derivative securities to purchase 197,666 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before May 22, 2009. Includes 40,000 stock appreciation rights. Includes 70,334 shares of unvested restricted common stock of Petrohawk over which Mr. Stoneburner has sole power to vote but disposition rights are currently restricted.

(11)

Includes options, warrants and/or similar derivative securities to purchase 224,333 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before May 22, 2009. Includes 40,000 stock appreciation rights. Includes 62,667 shares of unvested restricted common stock of Petrohawk over which Mr. Helm has sole power to vote but disposition rights are currently restricted. Includes 154,406 shares of Petrohawk common stock pledged as security by Mr. Helm.

(12)

Includes options, warrants and/or similar derivative securities to purchase 96,818 shares of Petrohawk common stock which are currently exercisable or may become exercisable on or before May 22, 2009 and 20,000 stock appreciation rights. Includes 72,375 shares of unvested restricted common stock of Petrohawk over which Mr. Holcombe has sole power to vote but disposition rights are currently restricted. Includes 4,397 shares of Petrohawk common stock which are indirectly held by Mr. Holcombe in his 401(k) account.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. The numbers of shares of stock issuable upon exercise of options and the per share option exercise prices, and the number of securities remaining available for future issuance under equity compensation plans used in the following table reflect an adjustment for the one-for-two reverse stock split effective May 26, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(a) (#)		Weighted- Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (#)
Equity compensation plans approved by security holders(1)	6,773,153	(2)	$10.60	5,682,010
Equity compensation plans not approved by security holders	—		$—	—

Total	6,773,153	(2)	$10.60	5,682,010

(1)

Represents information for the 2004 Petrohawk Plan, 2004 Non-Employee Director Incentive Plan, 1,740,705 shares covered by the 2001 KCS and 2005 KCS Plans which we assumed in our merger with KCS, and 83,112 shares under plans that we assumed in our merger with Mission Resources Corporation. We do not issue new grants under these assumed plans.

(2)	Includes 1,208,142 shares of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since the beginning of fiscal year 2008, there have been no transactions in excess of $120,000 between the Company and a related person in which the related person had a direct or indirect material interest.

RELATED PARTY TRANSACTION REVIEW POLICIES AND PROCEDURES

A transaction or series of similar transactions to which we are a party in which the amount involved exceeds $120,000 and involves a director, executive officer, 5% holder or any immediate family members of these persons are generally evaluated by a special committee of disinterested directors formed by our board of directors to evaluate such transactions. In addition, our code of conduct provides that every employee should disclose any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest to our Chief Ethics Officer, Mark J. Mize, and every member of our board should disclose any material transaction or relationship that could be expected to give rise to a conflict of interest to the chairman of the audit committee. The audit committee has the authority to evaluate any such conflicts of interest and recommend actions to be taken by our board in connection with such conflicts of interest or to report the existence of any such conflicts of interest to the full board for it to take action.

DIRECTOR INDEPENDENCE

The board, at its meeting held on February 24, 2009, affirmatively determined that each of Messrs. Bridwell, Fuller, Irish, Merriman, Raynolds, Stone and Viggiano is an “independent director” with respect to Petrohawk under the independence standards of our corporate governance guidelines, adopted as of February 24, 2009, and under the corporate governance rules of the NYSE codified in Section 303A of the NYSE Listed Company Manual. Please see “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance Matters—Director Independence” beginning on page 6 for more information on how we determine the independence of our directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Deloitte is the independent registered public accounting firm selected by our audit committee as the independent registered public accountants for the fiscal year ended December 31, 2008. Our audit committee has also appointed Deloitte as the independent registered public accountants for the fiscal year ended December 31, 2009, and will propose ratification of such appointment in our proxy statement relating to our 2009 annual meeting of stockholders.

Fees

The following table presents fees billed for professional audit services rendered by Deloitte, our principal accounting firm, for the audit of our annual financial statements for the years ended December 31, 2008 and December 31, 2007, and fees for other services rendered by Deloitte during those periods. Except as set forth below, we paid all such fees.

	2008	2007
Audit Fees	$2,524,906	$1,556,741
Audit-Related Fees	$291,168	$1,564,891
Tax Fees	$—	$—
All Other Fees	$—	$—

Total	$2,816,074	$3,121,632

As used above, the following terms have the meanings set forth below:

Audit Fees. The fees for professional services rendered by Deloitte for the audit of our annual financial statements, for the review of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements and private placements, including but not limited to registration statements on Forms S-3, S-4 and S-8, for the years ended December 31, 2008 and December 31, 2007.

Audit-Related Fees. The fees for assurance and related services by Deloitte that are reasonably related to the performance of the audit or review of our financial statements and are not otherwise reported under “Audit Fees”. We engaged Deloitte for the following professional services that would be considered audit related services for the year ended December 31, 2008: services relating to the audit of our 401(k) plan for the fiscal year 2007; and services related to the audits prepared specifically for a subsidiary. We engaged Deloitte for the following professional services that would be considered audit related services for the year ended December 31, 2007: services relating to the audit of our 401(k) plan for the fiscal year 2006; and services related to the audits prepared specifically for a subsidiary.

Tax Fees. The fees for professional services rendered by Deloitte for tax compliance, tax advice, and tax planning. We did not engage Deloitte for any professional services for tax compliance, tax advice or tax planning for the years ended December 31, 2008 and December 31, 2007.

All Other Fees. The fees for products and services provided by Deloitte, other than for the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” for the period in question. We did not engage Deloitte for any additional professional services other than as disclosed above for the years ended December 31, 2008 and December 31, 2007.

Audit Committee Pre-Approval Policy

All audit fees, audit related fees and tax fees as described above for the years ended December 31, 2008 and December 31, 2007, as applicable, were pre-approved by our audit committee, which concluded that the provision of such services by Deloitte was compatible with the maintenance of Deloitte’s independence in the conduct of its auditing functions. Our audit committee’s pre-approval policy provides that pre-approval of all such services must be approved separately by the audit committee. The audit committee has not delegated any such pre-approval authority to anyone outside the audit committee. Each member of the audit committee has the authority to pre-approve non-audit services up to $50,000 to be performed by our independent registered public accountants.

PART IV

ITEM 15.	EXHIBITS

The exhibits filed as part of this Amendment No. 2 on Form 10-K/A are as follows:

Exhibit No.	Description
31.1(b)	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(b)	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHAWK ENERGY CORPORATION

Date: April 30, 2009	By:	/s/ FLOYD C. WILSON
Floyd C. Wilson
Chairman of the Board, President and Chief Executive Officer

	By:	/s/ MARK J. MIZE
Mark J. Mize
Executive Vice President, Chief Financial Officer and Treasurer

	By:	/s/ C. BYRON CHARBONEAU
C. Byron Charboneau
Vice President, Chief Accounting Officer and Controller