Form 10-Q
period 2009-03-31
PETROHAWK ENERGY CORP
filed 2009-05-06
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009 the Registrant had 275,589,581 shares of Common Stock, $.001 par value, outstanding.

Special note regarding forward-looking statements

This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. The actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report, as well as those described in our Form 10-K, as amended for the year ended December 31, 2008, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•

our ability to successfully develop our large inventory of undeveloped acreage primarily held in resource-style areas in Louisiana, Arkansas and Texas, including our resource-style plays such as the Haynesville, Fayetteville and Eagle Ford Shales;

•	the volatility in commodity prices for oil and natural gas, including continued declines in prices;

•	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);

•	the possibility that the United States economy remains in an extended recessionary period, which would negatively impact the price of commodities, including oil and natural gas;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	the possibility that production decline rates in some of our resource-style plays are greater than we expect;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•	our ability to replace oil and natural gas reserves;

•	environmental risks;

•	drilling and operating risks;

•	exploration and development risks;

•	competition, including competition for acreage in resource-style areas;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of senior management and key technical employees;

•	our ability to obtain goods and services, such as drilling rigs and tubulars, and access to adequate gathering systems and pipeline take-away capacity, to support our drilling program;

•	our ability to secure firm transportation for natural gas we produce and to sell natural gas at market prices;

•

general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that the current economic recession and credit crisis in the United States will be severe and prolonged, which could adversely affect the demand for oil and natural gas and make it difficult to access financial markets;

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Operating revenues:
Oil and natural gas	$173,762	$214,938
Marketing	89,693	—

Total operating revenues	263,455	214,938

Operating expenses:
Marketing	84,844	—
Production:
Lease operating	16,411	12,394
Workover and other	723	537
Taxes other than income	12,180	10,964
Gathering, transportation and other	20,494	9,523
General and administrative	19,639	16,154
Depletion, depreciation and amortization	114,256	83,127
Full cost ceiling impairment	1,732,486	—

Total operating expenses	2,001,033	132,699

(Loss) income from operations	(1,737,578)	82,239
Other income (expenses):
Net gain (loss) on derivative contracts	181,922	(142,741)
Interest expense and other	(56,068)	(27,537)

Total other income (expenses)	125,854	(170,278)

Loss before income taxes	(1,611,724)	(88,039)
Income tax benefit	611,971	32,427

Net loss available to common stockholders	$(999,753)	$(55,612)

Net loss per share of common stock:
Basic	$(3.87)	$(0.30)

Diluted	$(3.87)	$(0.30)

Weighted average shares outstanding:
Basic	258,055	183,629

Diluted	258,055	183,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
Current assets:
Cash	$1,694	$6,883
Marketable securities	283,038	123,009
Accounts receivable (Note 11)	195,770	277,349
Receivables from derivative contracts	280,380	201,128
Prepaids and other (Note 11)	57,775	40,063

Total current assets	818,657	648,432

Oil and natural gas properties (full cost method):
Evaluated	5,265,380	4,894,357
Unevaluated	2,244,932	2,287,968

Gross oil and natural gas properties	7,510,312	7,182,325
Less - accumulated depletion	(3,954,616)	(2,111,038)

Net oil and natural gas properties	3,555,696	5,071,287

Other operating property and equipment:
Gas gathering system and equipment	288,216	190,054
Other operating assets	21,137	20,271

Gross other operating property and equipment	309,353	210,325
Less - accumulated depreciation	(13,925)	(11,106)

Net other operating property and equipment	295,428	199,219

Other noncurrent assets:
Goodwill	932,802	933,058
Deferred income taxes	186,840	—
Debt issuance costs, net of amortization	40,718	30,477
Receivables from derivative contracts	78,574	23,399
Other	2,185	1,457

Total assets	$5,910,900	$6,907,329

Current liabilities:
Accounts payable and accrued liabilities (Note 11)	$563,393	$639,432
Deferred income taxes	107,621	77,454
Liabilities from derivative contracts	311	—
Long-term debt (Note 4)	21,042	9,426

Total current liabilities	692,367	726,312

Long-term debt (Note 4)	2,402,940	2,283,874
Other noncurrent liabilities:
Asset retirement obligations (Note 6)	29,259	28,644
Deferred income taxes	—	460,913
Other	3,291	2,676
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: 300,000,000 shares of $.001 par value authorized; 275,549,410 and 252,364,143 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	276	252
Additional paid-in capital	4,033,362	3,655,500
Accumulated deficit	(1,250,595)	(250,842)

Total stockholders’ equity	2,783,043	3,404,910

Total liabilities and stockholders’ equity	$5,910,900	$6,907,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(999,753)	$(55,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	114,256	83,127
Full cost ceiling impairment	1,732,486	—
Income tax benefit	(611,971)	(32,427)
Stock-based compensation	2,810	2,598
Net unrealized (gain) loss on derivative contracts	(100,765)	137,515
Other	4,921	(1,465)
Change in assets and liabilities:
Accounts receivable	78,800	(38,769)
Prepaid expenses and other	(17,712)	(1,178)
Accounts payable and accrued liabilities	(46,603)	(33,081)
Other	(111)	477

Net cash provided by operating activities	156,358	61,185

Cash flows from investing activities:
Oil and natural gas capital expenditures	(390,674)	(578,711)
Marketable securities purchased	(604,045)	—
Marketable securities redeemed	444,016	—
Decrease in restricted cash	—	269,837
Other operating property and equipment expenditures	(69,709)	(14,438)

Net cash used in investing activities	(620,412)	(323,312)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	657	6,307
Proceeds from issuance of common stock	385,000	310,500
Offering costs	(8,988)	(13,792)
Proceeds from borrowings	619,674	380,000
Repayment of borrowings	(524,324)	(415,000)
Debt issue costs	(13,154)	—
Other	—	(501)

Net cash provided by financing activities	458,865	267,514

Net (decrease) increase in cash	(5,189)	5,387
Cash at beginning of period	6,883	1,812

Cash at end of period	$1,694	$7,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

During interim periods, Petrohawk Energy Corporation (referred to as Petrohawk or the Company) follows the accounting policies disclosed in its 2008 Annual Report on Form 10-K, as amended, and filed with the Securities and Exchange Commission (SEC). Please refer to the footnotes in the 2008 Form 10-K when reviewing interim financial results.

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

Marketable Securities

During the second quarter of 2008, the Company made the decision to invest a portion of its cash in money market mutual funds which are highly liquid marketable securities. The Company accounts for marketable securities in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and classifies marketable securities as trading, available-for-sale, or held-to-maturity. The appropriate classification of its marketable securities is determined at the time of purchase and reevaluated at each balance sheet date.

At March 31, 2009 and December 31, 2008, the Company held approximately $283.0 million and $123.0 million, respectively of marketable securities which have been classified and accounted for as trading securities. Trading securities are recorded at fair value with realized gains and losses reported in “Interest expense and other” in the condensed consolidated statements of operations.

Oil and Natural Gas Properties

The Company accounts for its oil and natural gas producing activities using the full cost method of accounting as prescribed by the SEC. Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of proved oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. Under Staff Accounting Bulletin Topic 12.D.3.c., the Company may utilize the prices in effect on a date subsequent to the end of a reporting period when the full cost ceiling limitation was exceeded at the end of a reporting period and subsequent pricing exceeds pricing at the end of the reporting period. This option will no longer be available to the Company starting December 31, 2009 due to adoption of the new oil and gas reporting requirements as described below under “Recently Issued Accounting Pronouncements.”

Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company reviews its unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization.

Marketing Revenue and Expense

During the fourth quarter of 2008, the Company began purchasing and selling third party natural gas produced from wells it operates. The revenues and expenses related to these marketing activities are reported on a gross basis as part of operating revenues and operating expenses. Marketing revenues are recorded at the time natural gas is physically delivered to third parties at a fixed or index price. Marketing expenses attributable to gas purchases are recorded as the Company takes physical title to natural gas and transports the purchased volumes to the point of sale.

Risk Management Activities

The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. From time to time, the Company may hedge a portion of its forecasted oil and natural gas production. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transaction. The Company has elected to not designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net gain (loss) on derivative contracts” on the condensed consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. SFAS No. 142, Goodwill and Other Intangible Assets requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change that could potentially result in impairment. The Company completed its annual goodwill impairment test during the third quarter of 2008 and no goodwill impairments were deemed necessary.

The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. If the fair value of the reporting unit is less than the book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of the write-down is charged against earnings. The assumptions used by the Company in calculating its reporting unit fair value at the time of the test include the Company’s market capitalization and discounted future cash flows based on estimated reserves and production, future costs and future oil and natural gas prices. Adverse changes to any of these factors could lead to an impairment of all or a portion of the Company’s goodwill in future periods.

At March 31, 2009 and December 31, 2008, the Company recorded full cost ceiling impairments of approximately $1.7 billion and $1.0 billion, respectively. The full cost ceiling calculation dictates that prices and costs in effect as of the last day of the quarter are held constant. See Note 3, “Oil and Natural Gas Properties” for more details. As a result of the full cost ceiling impairment, the Company reviewed its goodwill for impairment as of March 31, 2009 and December 31, 2008. Based on these reviews, no goodwill impairment was deemed necessary.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption encouraged. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FAS 115-2) to amend SFAS No 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. FAS 115-2 expands other-than-temporary impairment guidance for debt securities to enhance the application of the guidance and improve the presentation and disclosure of other-than temporary impairments on debt and equity securities within the financial statements. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s disclosures, operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FAS 157-4) to amend SFAS No. 157, Fair Value Measurements, (SFAS 157). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price and elimination of the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period; the ability to include nontraditional resources in reserves; the use of new technology for determining reserves; and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative contracts to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. The Company adopted SFAS 161 on January 1, 2009. There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the condensed consolidated financials statements for the Company’s open derivative contracts. See Note 8 “Derivatives” for more details.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141R and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests within the financial statements. SFAS 141R retains the fundamental requirements in SFAS No. 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests, and classified as a component of equity. The Company adopted SFAS 141R and SFAS 160 on January 1, 2009. There was no impact on the Company’s operating results, financial position or cash flows; however if the Company enters into future business combinations, certain transaction related expenses will be recorded within the Company’s operating results which will reduce its current period net income or increase its net loss. Additionally, valuation of certain assets may be different than under the old accounting standards.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008. See Note 5 “Fair Value Measurements” for more details.

Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets as well as asset retirement obligations. The adoption of SFAS 157-2 did not have a significant impact on the Company’s operating results, financial position or cash flows. See Note 6 “Asset Retirement Obligations” for more details.

In June 2008, the FASB issued Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participation securities. The adoption of EITF 03-6-1 on January 1, 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

2. ACQUISITIONS AND DIVESTITURES

Acquisitions

Fayetteville Shale

On January 7, 2008, the Company entered into an agreement to purchase additional properties located in the Fayetteville Shale for $231.3 million after customary closing adjustments. The transaction closed on February 8, 2008. The acquired properties include interests primarily in Van Buren and Cleburne Counties, Arkansas that are substantially undeveloped.

Elm Grove Field

On January 22, 2008, the Company completed an acquisition of interests in the Elm Grove Field, located primarily in Bossier and Caddo Parishes of North Louisiana, for approximately $169 million.

Divestitures

Gulf Coast Properties

On November 30, 2007, the Company completed the sale of its Gulf Coast properties for $825 million, consisting of $700 million in cash and a $125 million note that the purchaser could redeem at any time prior to one year from November 30, 2007 for $100 million plus accrued and unpaid interest. If the redemption occurred prior to April 29, 2008, accrued interest would be waived. On April 28, 2008, the purchaser redeemed the note for $100 million.

3. OIL AND NATURAL GAS PROPERTIES

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent capitalized costs of evaluated oil and gas properties, net of accumulated depletion exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs are charged to expense. Full cost companies use the prices in effect at the end of each accounting quarter to calculate the ceiling test value of their reserves. Subsequent commodity price increases may be utilized to calculate the ceiling value and reserves. However, this option will no longer be available to the Company starting December 31, 2009 due to adoption of the new oil and gas reporting requirements.

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

At March 31, 2009 and December 31, 2008, the ceiling test value of the Company’s reserves was calculated based on the March 31, 2009 and December 31, 2008 West Texas Intermediate posted price of $49.66 and $41.00 per barrel, respectively, adjusted by lease for quality, transportation fees, and regional price differentials, and the March 31, 2009 and December 31, 2008, Henry Hub spot market price of $3.63 and $5.71 per million British thermal units, respectively, adjusted by lease for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties exceeded the ceiling amount by approximately $1.7 billion and $1.0 billion before tax, $1.1 billion and $574 million after tax, at March 31, 2009 and December 31, 2008, respectively. Accordingly, the Company recorded approximately $1.7 billion and $1.0 billion in full cost ceiling impairments at March 31, 2009 and December 31, 2008, respectively, before tax.

A decrease in product price levels, as well as changes in production rates, levels of reserves, the evaluation of costs excluded from amortization, future development costs, and service costs and other factors could result in significant future ceiling test impairments.

4. LONG-TERM DEBT

Long-term debt as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009 (1)	December 31, 2008 (1)
	(In thousands)
Senior revolving credit facility	$—	$450,000
10.5% $600 million senior notes (2)	548,870	—
7.875% $800 million senior notes	800,000	800,000
9.125% $775 million senior notes (3)	763,995	763,773
7.125% $275 million senior notes (4)	264,643	264,080
9.875% senior notes	254	254
Deferred premiums on derivative contracts	25,178	5,767

	$2,402,940	$2,283,874

(1)	Amount excludes $21.0 million and $9.4 million of long-term debt which has been classified as current at March 31, 2009 and December 31, 2008, respectively. These amounts represent deferred premiums on derivatives contracts that are expected to be settled in the next 12 months.

(2)	Amount includes a $51.1 million discount at March 31, 2009 recorded by the Company in conjunction with the issuance of the notes. See “10.5% Senior Notes” below for more details.
(3)	This amount is comprised of the $650.0 million and $125.0 million private placements consummated in July 2006. These amounts include a $5.6 million and $5.9 million discount at March 31, 2009 and December 31, 2008, respectively, recorded by the Company in conjunction with the issuance of the $650.0 million notes. Additionally, these amounts include a $0.9 and $1.0 million premium at March 31, 2009 and December 31, 2008, recorded by the Company in conjunction with the issuance of the $125.0 million notes. See “9.125% Senior Notes” below for more details.
(4)	Amount includes a $7.7 million and $8.3 million discount at March 31, 2009 and December 31, 2008, respectively, recorded by the Company in conjunction with the assumption of the notes. See “7.125% Senior Notes” below for more details.

Senior Revolving Credit Facility

The Company entered into the Third Amended and Restated Senior Revolving Credit Agreement, dated as of September 10, 2008 (the Senior Credit Agreement), between the Company, each of the lenders from time to time party thereto (the Lenders), BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc. as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp. as co-documentation agents for the Lenders, which amends and restates its $1 billion senior revolving credit agreement dated July 12, 2006. The Senior Credit Agreement provides for a $1.5 billion facility with a borrowing base of $1.1 billion that will be redetermined on a semi-annual basis, with the Company and the Lenders each having the right to one annual interim unscheduled redetermination, and adjusted based on the Company’s oil and natural gas properties, reserves, other indebtedness and other relevant factors. The Company’s borrowing base is subject to a reduction equal to the product of $0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any notes that the Company may issue. On January 27, 2009, the Company completed a private placement offering to eligible purchasers of an aggregate principal amount of $600 million 10.5% senior notes due August 1, 2014. In conjunction with the closing of this offering, the Company’s borrowing base was reduced to $950 million. During the first quarter of 2009, the Company initiated a borrowing base redetermination under its Senior Credit Agreement. The Company’s borrowing base of $950 million, along with its existing terms and pricing, were reaffirmed.

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

The Senior Credit Agreement contains financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses of not less than 2.5 to 1.0. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. At March 31, 2009, the Company was in compliance with all of its debt covenants under the Senior Credit Agreement.

10.5% Senior Notes

On January 27, 2009, the Company completed a private placement offering to eligible purchasers of an aggregate principal amount of $600 million principal amount of its 10.5% senior notes due August 1, 2014 (the

2014 Notes) pursuant to an indenture (the 2014 Indenture). The 2014 notes were issued under and are governed by an indenture dated January 27, 2009, between the Company, U.S. Bank Trust National Association, as trustee, and the Company’s subsidiaries named therein as guarantors. The 2014 Notes were priced at 91.279% of the face value to yield 12.7% to maturity. Net proceeds from the offering were used to repay all outstanding borrowings on the Company’s Senior Credit Agreement.

The 2014 Notes bear interest at a rate of 10.5% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2009. The 2014 notes will mature on August 1, 2014. The 2014 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2014 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s subsidiaries. Petrohawk Energy Corporation, the issuer of the Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

On or before February 1, 2012, the Company may redeem up to 35% of the aggregate principal amount of the 2014 Notes with the net cash proceeds of certain equity offerings at a redemption price of 110.5% of the principal amount plus accrued interest and unpaid interest to the redemption date provided that at least 65% in aggregate principal amount of the 2014 Notes originally issued under the 2014 Indenture remain outstanding immediately after the redemption. In addition, at any time prior to February 1, 2012, the Company may redeem some or all of the 2014 Notes for the principal amount thereof, plus accrued and unpaid interest plus a make whole premium equal to the excess, if any of (a) the present value at such time of (i) the redemption price of such note at February 1, 2012, (ii) plus required interest payments due on the notes, computed using a discount rate based upon the yield of U.S. Treasury securities with a constant maturity most nearly equal to the period from the redemption date to February 1, 2012 plus 50 basis points, over (b) the principal amount of such note.

On or after February 1, 2012, the Company may redeem some or all of the 2014 Notes at any time or from time to time at the redemption prices (expressed as a percentage of principal amount) set forth in the following table plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the 12-month period beginning February 1 of the years indicated below:

Year	Percentage
2012	110.500
2013	105.250
2014	100.000

The Company may be required to offer to repurchase the 2014 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined in the 2014 Indenture. The 2014 Indenture contains covenants that, among other things, restrict or limit the ability of the Company and its subsidiaries to: borrow money; pay dividends on stock; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; and merge with or into other companies or transfer all or substantially all of the Company’s assets. At March 31, 2009, the Company was in compliance with all of its debt covenants relating to the 2014 Notes.

In conjunction with the issuance of the $600 million 2014 Notes, the Company recorded a discount of $52.3 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount was $51.1 million at March 31, 2009.

7.875% Senior Notes

On May 13, 2008 and June 19, 2008, the Company issued $500 million principal amount and $300 million principal amount, respectively, of its 7.875% senior notes due 2015 (the 2015 Notes). The 2015 Notes were issued under and are governed by an indenture dated May 13, 2008, between the Company, U.S. Bank Trust National Association, as trustee, and the Company’s subsidiaries named therein as guarantors.

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

At March 31, 2009, the Company is in compliance with all of its debt covenants relating to the 2015 Notes.

9.125% Senior Notes

In July 2006, the Company consummated its private placement of 9.125% Senior Notes, also referred to as the 2013 Notes, pursuant to an Indenture dated as of July 12, 2006 (2013 Indenture) and the First Supplemental Indenture to the 2013 Notes (the 2013 First Supplemental Indenture), among the Company, the Company’s subsidiaries named therein as guarantors, and U.S. Bank National Association, as trustee. The 2013 Notes were issued at 98.735% of the face amount for gross proceeds of approximately $642.0 million, before estimated offering expenses and the initial purchasers’ discount.

The 2013 Notes bear interest at the rate of 9.125% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2007. The 2013 Notes mature on July 15, 2013. The 2013 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness, including the 2012 Notes. The 2013 Notes rank effectively subordinate to the Company’s secured debt to the extent of the collateral, including secured debt under the Senior Credit Agreement, and senior to any future subordinated indebtedness. The 2013 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s subsidiaries, including, pursuant to the 2013 First Supplemental Indenture, the KCS subsidiaries acquired in the Company’s merger with KCS. Petrohawk Energy Corporation, the issuer of the 2013 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries. At March 31, 2009, the Company was in compliance with all of its debt covenants relating to the 2013 Notes.

In conjunction with the issuance of the $650 million 2013 Notes, the Company recorded a discount of $8.2 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount was $5.6 million at March 31, 2009. In conjunction with the issuance of the $125 million 2013 Notes, the Company recorded a premium of $1.4 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized premium was $0.9 million at March 31, 2009.

7.125% Senior Notes

Upon effectiveness of the Company’s merger with KCS Energy, Inc. (KCS), the Company assumed (pursuant to the Second Supplemental Indenture relating to the 7.125% Senior Notes, also referred to as the 2012 Notes), and subsidiaries of the Company guaranteed (pursuant to the Third Supplemental Indenture relating to such notes), all the obligations (approximately $275 million) of KCS under the 2012 Notes and the Indenture dated April 1, 2004 (the 2012 Indenture) among KCS, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, which governs the terms of the 2012 Notes. The 2012 Notes are guaranteed on an unsubordinated, unsecured basis by all of the Company’s current subsidiaries, including the subsidiaries of KCS that the Company acquired in the merger. Interest on the 2012 Notes is payable semi-annually, on each April 1 and October 1. The 2012 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s subsidiaries. Petrohawk Energy Corporation, the issuer of the Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries. At March 31, 2009, the Company was in compliance with all of its debt covenants under the 7.125% Senior Notes.

In conjunction with the assumption of the 7.125% Senior Notes from KCS, the Company recorded a discount of $13.6 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount is $7.7 million at March 31, 2009.

9.875% Senior Notes

On April 8, 2004, Mission Resources Corporation (Mission) issued $130.0 million of its 9.875% senior notes due 2011 (the 2011 Notes). The Company assumed these notes upon the closing of the Company’s merger with Mission. In conjunction with the Company’s merger with KCS, the Company extinguished substantially all of its 2011 Notes for a premium of $14.9 million plus accrued interest of $3.5 million. There were approximately $0.3 million of the notes which were not redeemed and are still outstanding as of March 31, 2009. In connection with the extinguishment of substantially all of the 2011 Notes, the Company requested and received from the noteholders consent to eliminate most significant debt covenants associated with the 2011 Notes.

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt. The Company capitalized $23.8 million of debt issue costs in connection with the Company’s issuance of 2015 Notes in May and June 2008 and in connection with the Company’s amended and restated senior revolving credit facility in September 2008. The Company capitalized $13.2 million with its issuance of the 2014 Notes in January 2009. In the first quarter of 2009, the Company wrote off $ 0.9 million of debt issuance costs as a result of the 2014 Notes issuance and from the reduction of our Senior Credit Agreement’s borrowing base to $950 million. At March 31, 2009 and December 31, 2008, the Company had approximately $40.7 million and $30.5 million, respectively of debt issuance costs remaining that are being amortized over the lives of the respective debt.

5. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Pursuant to SFAS 157, the Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s condensed consolidated balance sheets, but also the impact of the Company’s nonperformance risk on its liabilities.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009 and December 31, 2008. As required by SFAS 157, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Marketable securities	$283,038	$—	$—	$283,038
Receivables from derivative contracts	—	358,954	—	358,954

	$283,038	$358,954	$—	$641,992

Liabilities:
Liabilities from derivative contracts	$—	$311	$—	$311

	$—	$311	$—	$311

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Marketable securities	$123,009	$—	$—	$123,009
Receivables from derivative contracts	—	224,527	—	224,527

	$123,009	$224,527	$—	$347,536

Liabilities:
Liabilities from derivative contracts	$—	$—	$—	$—

	$—	$—	$—	$—

Marketable securities listed above are carried at fair value. The Company is able to value its marketable securities based on quoted fair values for identical instruments, which resulted in the Company reporting its marketable securities as Level 1.

Derivatives listed above include collars, swaps, basis swaps and puts that are carried at fair value. The Company records the net change in the fair value of these positions in “Net gain (loss) on derivative contracts” in the Company’s condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curve for commodity prices based on quoted markets prices and prospective volatility factors related to changes in the forward curves.

As of March 31, 2009 and December 31, 2008, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

In October 2008, the FASB issued FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Company determined whether the market for its derivative contracts was active or inactive based on transaction volume for such contracts. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The guidance provided by FSP 157-3 did not have a material impact on the Company’s operating results, financial position or cash flows.

6. ASSET RETIREMENT OBLIGATIONS

The Company records an asset retirement obligation (ARO) when the total depth of a drilled well is reached and the Company can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. For gas gathering systems, the Company records an ARO when the system is placed in service and the Company can reasonably estimate the fair value of an obligation to perform site reclamation and other necessary work. The Company records the ARO liability on the condensed consolidated balance sheets and capitalizes a portion of the cost in “Evaluated oil and natural gas properties” or “Gas gathering system and equipment” during the period in which the obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date and adjusted for the Company’s credit risk. This amount is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds. The Company records the accretion of its ARO liabilities in “Depletion, depreciation and amortization” expense in the condensed consolidated statements of operations. The additional capitalized costs are depreciated on a unit-of-production basis or straight-line basis.

The Company recorded the following activity related to its ARO liability for the three months ended March 31, 2009 (in thousands):

Liability for asset retirement obligation as of December 31, 2008	$28,644
Liabilities settled and divested	(307)
Additions	577
Accretion expense	345

Liability for asset retirement obligation as of March 31, 2009	$29,259

7. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued based on the Company’s best estimate of the potential loss. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, the Company’s management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the Company’s condensed consolidated operating results, financial position or cash flows. Please refer to Part II. Other Information, Item 1. Legal Proceedings for further information on pending cases.

As of March 31, 2009, the Company has drilling rigs under contract for a total commitment of $380.9 million over four years. At December 31, 2008, the Company had drilling rigs under contract for a total commitment of $433.0 million over the next four years.

The Company has various other contractual commitments pertaining to exploration, development and production activities. The Company has work related commitments for, among other things, pipeline and well equipment, obtaining and processing seismic data and natural gas transportation. At March 31, 2009 and December 31, 2008, these work related commitments totaled $1.1 billion over the next 16 years and $507.8 million over the next 20 years, respectively.

8. DERIVATIVES

The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk and interest rate risk. Derivative contracts are utilized to economically hedge its exposure to price fluctuations and reduce the variability in the Company’s cash flows associated with anticipated sales on future oil and natural gas production. The Company generally hedges a substantial, but varying, portion of anticipated oil and natural gas production for the next 12-36 months. Derivatives are carried at fair value on the condensed consolidated balance sheets, with the changes in the fair value included in the condensed consolidated statements of operations for the period in which the change occurs. Interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those on the Company’s Senior Credit Agreement) to fixed interest rates.

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

The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net gain (loss) on derivatives contracts” on the condensed consolidated statements of operations.

At March 31, 2009 the Company has entered into collars, swaps, put options and basis swaps. Under a collar arrangement, the Company pays the counterparty the amount which the index price rises above the ceiling price and will receive receipts equal to the floor price when the index price falls below the floor price. No additional payments to the counterparty are made or received when the index price is between the ceiling and floor price. Typically, the Company does not incur an initial cost to enter into a collar; however, the Company may periodically pay a fixed premium to increase an existing floor price above the market price at the time the Company enters into the arrangement. In a put option, the Company pays a fixed premium to lock in a specified floor price. When the index price falls below the floor price, the Company receives from the counterparty receipts net of the fixed premium and pays the fixed premium when the index price rises above floor price. Premiums paid are initially capitalized and amortized as the contracts settle. A swap requires the Company to make a payment to, or receive receipts from, the counterparty based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange (NYMEX) for each respective period. Under a basis swap, the Company makes a payment to or receives receipts from the counterparty based upon the differential between the index price adjusted for a fixed spread and the contract’s settlement location price.

Periodically, the Company makes the decision to mitigate a portion of its interest rate risk by entering into interest rate swaps, which reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swaps convert a portion of the Company’s Senior Credit Agreement to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The Company elects not to designate any of these derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net gain (loss) on derivatives contracts” on the condensed consolidated statements of operations.

During the first quarter of 2009, the Company entered into three interest rate swap derivative contracts. In conjunction with the issuance of the 2014 Notes in January 2009, the Company repaid all outstanding borrowings under its Senior Credit Agreement. As a result, the Company made the decision to settle all of its outstanding interest rate swap derivative contracts which resulted in a minimal gain during the first quarter of 2009. This gain is included in “Net gain (loss) on derivative contracts” on the condensed consolidated statements of operations. At March 31, 2009, the Company did not have any open interest rate swaps.

During the first quarter of 2008, the Company entered into two interest rate swap derivative contracts. In conjunction with the Company’s debt and equity raises during the second quarter of 2008, the Company repaid all outstanding borrowings under its Senior Credit Agreement. As a result, the Company made the decision to settle all of its outstanding interest rate swap derivative contracts which resulted in a gain of $1.5 million during the second quarter of 2008 which is included in “Net gain (loss) on derivative contracts” on the condensed consolidated statements of operations.

At March 31, 2009, the Company had 83 open commodity derivative contracts summarized in the tables below: 66 natural gas collar arrangements, two natural gas swap arrangements, two natural gas basis swap arrangement, nine natural gas put options and four crude oil price swap arrangements. Derivative commodity contracts settle based on NYMEX West Texas Intermediate and Henry Hub prices which may differ from the actual price received by the Company for the sale of its oil and natural gas production. The Company’s basis swaps hedge the basis differential between NYMEX Henry Hub price and the Houston Ship Channel price.

At December 31, 2008, the Company had 69 open commodity derivative contracts summarized in the tables below: 52 natural gas collar arrangements, two natural gas swap arrangements, one natural gas basis swap arrangement, 10 natural gas put options and four crude oil price swap arrangements.

All derivative contracts are recorded at fair market value in accordance with SFAS 157 and included in the condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008:

	Asset derivative contracts			Liability derivative contracts
Derivative contracts not designated as hedging contracts under SFAS 133	Balance sheet location	March 31, 2009	December 31, 2008	Balance sheet location	March 31, 2009	December 31, 2008
		(In thousands)			(In thousands)
Commodity contracts	Current assets - receivables from derivative contracts	$280,380	$201,128	Current liabilities - liabilities from derivative contracts	$311	$—
Commodity contracts	Other noncurrent assets - receivables from derivative contracts	78,574	23,399	Other noncurrent liabilities - liabilities from derivative contracts	—	—

Total derivative contracts not designated as hedging contracts under SFAS 133		$358,954	$224,527		$311	$—

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts recognized in other income (expenses) in the Company’s condensed consolidated statements of operations:

Derivative contracts not designated as hedging contracts under SFAS 133	Location of gain net or loss recognized in income on derivative contracts	Amount of net gain or (loss) recognized in income on derivative contracts three months ended March 31,

		2009	2008
		(In thousands)
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Net gain (loss) on derivative contracts	$100,765	$(136,672)
Realized gain (loss) on commodity contracts	Net gain (loss) on derivative contracts	81,147	(5,226)

Total net gain (loss) on commodity contracts		$181,912	$(141,898)

Interest rate swaps:
Unrealized gain (loss) on interest rate swaps	Net gain (loss) on derivative contracts	$—	$(843)
Realized gain (loss) on interest rate swaps	Net gain (loss) on derivative contracts	10	—

Total net gain (loss) on interest rate swaps		$10	$(843)

Total net gain (loss) on derivative contracts	Net gain (loss) on derivative contracts	$181,922	$(142,741)

At March 31, 2009 and December 31, 2008, the Company had the following natural gas and oil open derivative contracts:

			March 31, 2009
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu’s	Price / Price Range	Weighted Average Price	Price Range	Weighted Average Price
April 2009 - December 2009	Collars	Natural gas	56,830,000	$7.00 - $9.00	$7.43	$9.60 - $16.45	$11.57
April 2009 - December 2009	Swaps	Natural gas	1,375,000	8.43	8.43
April 2009 - December 2009	Floor	Natural gas	19,270,000	4.50 - 10.00	7.65
April 2009 - December 2009	Swaps	Oil	206,250	76.85 - 77.30	77.00

January 2010 - December 2010	Collars	Natural gas	105,850,000	6.00 - 7.00	6.28	9.00 - 10.00	9.28
January 2010 - December 2010	Swaps	Natural gas	1,825,000	8.22	8.22
January 2010 - December 2010	Floor	Natural gas	7,240,000	4.49 - 4.55	4.54
January 2010 - December 2010	Swaps	Oil	273,750	75.15 - 75.55	75.28

			March 31, 2009
Period	Instrument	Commodity	Volume in Mmbtu’s	Price Range	Weighted Average Price
April 2009 - December 2009	Basis swaps	Natural gas	5,500,000	$0.33 - $0.34	$0.34

			December 31, 2008
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu’s	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2009 - December 2009	Collars	Natural gas	75,730,000	$7.00 - $10.00	$7.57	$9.60 - $16.45	$11.79
January 2009 - December 2009	Swaps	Natural gas	1,825,000	8.43	8.43
January 2009 - December 2009	Floor	Natural gas	14,600,000	10.00	10.00
January 2009 - December 2009	Swaps	Oil	273,750	76.85 - 77.30	77.00

January 2010 - December 2010	Collars	Natural gas	29,200,000	7.00	7.00	10.00	10.00
January 2010 - December 2010	Swaps	Natural gas	1,825,000	8.22	8.22
January 2010 - December 2010	Swaps	Oil	273,750	75.15 - 75.55	75.28

			December 31, 2008
Period	Instrument	Commodity	Volume in Mmbtu’s	Price	Weighted Average Price
January 2009 - December 2009	Basis swaps	Natural gas	3,650,000	$0.33	$0.33

9. STOCKHOLDERS’ EQUITY

On March 4, 2009, the Company sold an aggregate of 22 million shares of its common stock in an underwritten public offering. The gross proceeds from the sale were approximately $385 million, before deducting underwriting discounts and commissions and estimated expenses of $9 million.

On February 1, 2008, the Company sold an aggregate of 20.7 million shares of its common stock in an underwritten public offering. The gross proceeds from the sale were approximately $311 million, before deducting underwriting discounts and commissions and estimated expenses of $14 million.

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

During the three months ended March 31, 2009, the Company granted stock options covering 1.5 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $15.23 to $19.03 with a weighted average price of $15.25. These awards vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At March 31, 2009, the unrecognized compensation expense related to non-vested stock appreciation rights and stock options totaled $12.6 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 1.6 years.

During the three months ended March 31, 2008, the Company granted stock options covering 1.0 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $15.97 to $18.08 with a weighted average price of $18.06. These awards vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At March 31, 2008, the unrecognized compensation expense related to non-vested stock appreciation rights and stock options totaled $7.0 million.

During the three months ended March 31, 2009, there were 0.6 million warrants exercised at a price of $3.30 per share, leaving 14,906 remaining at March 31, 2009. Subsequent to the end of the quarter, the remaining warrants were exercised. These warrants, which were granted in conjunction with the recapitalization of the Company by PHAWK, LLC transaction in the second quarter of 2004, were set to expire on May 25, 2009.

Restricted Stock

During the three months ended March 31, 2009, the Company granted 0.6 million shares of restricted stock to employees of the Company. These restricted shares were granted at prices ranging from $15.23 to $19.03 with a weighted average price of $15.25. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and the non-employee directors’ shares vest six-months from the date of grant. At March 31, 2009, the unrecognized compensation expense related to non-vested restricted stock totaled $13.5 million and was to be recognized on a straight line basis over the weighted average remaining vesting period of 1.5 years.

During the three months ended March 31, 2008, the Company granted 0.5 million shares of restricted stock to employees of the Company. These restricted shares were granted at prices ranging from $15.97 to $18.08 with a weighted average price of $18.05. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and the non-employee directors’ shares vest six-months from the date of grant. At March 31, 2008, the unrecognized compensation expense related to non-vested restricted stock totaled $12.3 million.

Performance Shares

At December 31, 2008, the performance period related to the plan assumed in the merger between KCS and Petrohawk was completed. The required objectives were met and therefore a total of 0.2 million shares were issued on February 16, 2009. The shares are now held as restricted stock until the restriction lapses on December 31, 2009. The Company recognized $0.1 million in compensation cost for the three months ended March 31, 2008. At March 31, 2008, the unrecognized compensation expense related to non-vested performance shares totaled $0.5 million.

Assumptions

The assumptions used in calculating the fair value of the Company’s stock-based compensation are disclosed in the following table:

	Three Months Ended March 31,
	2009	2008
Weighted average value per option granted during the period	$7.13	$5.28
Assumptions (1) (2) (3) :
Stock price volatility	70.0%	40.0%
Risk free rate of return	1.49%	2.0%
Expected term	3.0 years	3.0 years

(1)	The Company’s estimated future forfeiture is approximately 5% based on the Company’s historical forfeiture rate.
(2)	Calculated using the Black-Scholes fair value based method.
(3)	The Company does not pay dividends on its common stock.

10. EARNINGS PER SHARE OF COMMON STOCK

The following represents the calculation of earnings per share of common stock:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Basic
Net loss	$(999,753)	$(55,612)

Weighted average basic number of shares outstanding	258,055	183,629

Basic net loss per share of common stock	$(3.87)	$(0.30)

Diluted
Net loss	$(999,753)	$(55,612)

Weighted average basic number of shares outstanding	258,055	183,629
Common stock equivalent shares representing shares issuable upon exercise of stock options and stock appreciation rights	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares included upon vesting of restricted shares	Anti-dilutive	Anti-dilutive

Weighted average diluted number of shares outstanding	258,055	183,629

Diluted net loss per share of common stock	$(3.87)	$(0.30)

Common stock equivalents, including stock options, SARS and warrants, totaling 7.0 million shares were not included in the computation of diluted earnings per share for the three ended March 31, 2009 because the grant prices were greater than the average market price of the common shares and the effect would have been anti-dilutive. Common stock equivalents of 8.5 million shares were not included in the computations of diluted earnings per share for the three ended March 31, 2008 because the grant prices were greater than the average market price of the common shares and the effect would have been anti-dilutive.

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Accounts receivable:
Oil and gas revenues	$65,239	$98,536
Marketing revenues	23,407	36,476
Joint interest accounts	61,793	96,485
Income taxes receivable	22,708	35,535
Other	22,623	10,317

	$195,770	$277,349

Prepaids and other:
Prepaid insurance	$2,353	$2,315
Prepaid drilling costs	52,744	35,739
Other	2,678	2,009

	$57,775	$40,063

Accounts payable and accrued liabilities:
Trade payables	$46,424	$82,028
Revenues and royalties payable	129,487	145,828
Accrued capital costs	232,145	264,888
Accrued interest expense	57,461	42,548
Prepayment liabilities	46,134	59,234
Accrued lease operating expenses	7,261	7,017
Accrued ad valorem taxes payable	3,175	4,029
Accrued employee compensation	5,250	11,723
Income taxes payable	9,243	4,021
Other	26,813	18,116

	$563,393	$639,432

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of operations for the three ended March 31, 2009 and 2008 should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

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

Historically, we have grown through acquisitions, with a focus on properties within our core operating areas which we believe have significant development and exploration opportunities and where we can apply our technical experience and economies of scale to increase production and proved reserves while lowering lease operating costs. We have aggressively expanded our leasehold position in resource-style natural gas plays within our core operating areas, particularly in the Haynesville Shale play in northern Louisiana and East Texas. We currently own leasehold interests in approximately 300,000 net acres in the Haynesville Shale play. We also own leasehold interests covering approximately 157,000 net acres in the Fayetteville Shale in Arkansas, and, during 2008, we announced our discovery of the Eagle Ford Shale play in South Texas, where we currently own leasehold interests in approximately 160,000 net acres. The vast majority of our acreage in these plays is currently undeveloped. Typically, the leases we own require that production in paying quantities be established on units under the lease within the lease term (generally three to five years) or the lease will expire, although a significant percentage of the leases in the Haynesville Shale play are currently held by production from other producing zones. Lease expirations will be an important factor determining our capital expenditures focus over the next several years.

Production for the first quarter of 2009 averaged 412 million cubic feet of natural gas equivalent per day (Mmcfe/d), a 58% increase over first quarter 2008 production of 261 Mmcfe/d. The increase in production compared to prior year is primarily due to our recent drilling successes in the Haynesville, Fayetteville and Eagle Ford Shales. In the Haynesville Shale, we utilized eight horizontal rigs on average during the first quarter, not including spudder rigs. A total of 15 operated wells were drilled, of which 11 were on production at the end of the quarter. Additionally, five operated wells drilled in late 2008 were put on production, bringing the total number of Haynesville Shale wells completed to 28. The average initial production rate for wells completed during the first quarter of 2009 was 17.1 Mmcfe/d. Initial production rates ranged from 3.3 Mmcfe/d to 24.8 Mmfe/d. In the Eagle Ford Shale, throughout the first quarter, we operated one horizontal rig in the play and recently added a second rig. Three wells were drilled and two were completed during the quarter with average initial production rates of 6.1 Mmcfe/d and 9.3 Mmcfe/d. In the Fayetteville Shale, we averaged two operated horizontal rigs during the quarter and a total of 14 operated wells and 95 non-operated wells were drilled during the quarter. Overall, we drilled 165 gross wells (40.9 net wells) of which 164 gross (40.7 net) were successful resulting in a success rate of 99%.

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

During the second half 2008 and continuing to date in 2009, oil and natural gas prices declined significantly due to the turmoil in the global financial system and the global economic recession. In response to declining oil and natural gas prices we have focused our 2009 capital budget on the development of non-proved locations in our Haynesville, Fayetteville and Eagle Ford Shale plays. We believe these projects offer the potential for the highest internal rates of return and reserve growth. We have increased our 2009 capital budget from $1.0 billion to $1.3 billion, exclusive of acquisitions. The revised budget will focus on three primary initiatives: 1) increased drilling activities of other operators, primarily in the Fayetteville Shale; 2) infrastructure expansion in the Haynesville Shale, based on successful drilling in new areas. Gathering pipeline and facilities planned for construction in the Haynesville Shale during 2009 are now approximately 150 miles; and 3) an increase in the rig count in the Haynesville Shale to 16 by year-end 2009, providing us the ability to secure more leasehold during a year in which our production is substantially hedged. Our future drilling plans are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. To the extent these factors lead to reductions in our drilling plans and associated capital budgets in future periods, our financial position, cash flows and operating results could be adversely impacted.

Another consequence we face as a result of declining oil and natural gas prices is the possibility that we may be required to recognize additional non-cash impairment expense under the full cost method of accounting, which we use to account for our oil and natural gas exploration and development activities. We recorded full cost ceiling impairments before income taxes of approximately $1.7 billion and $1.0 billion at March 31, 2009 and December 31, 2008, respectively, primarily due to the decrease in the Henry Hub spot market price to $3.63 from $5.71 per million British thermal units (Mmbtu). If natural gas prices continue to decline, we may be required to take additional impairment charges in the future.

Capital Resources and Liquidity

Our primary sources of capital resources and liquidity are internally generated cash flows from operations, availability under our Senior Credit Agreement, and access to capital markets, to the extent available. The capital markets have been adversely impacted by the current financial crisis, concerns about overall deflation and its effect on commodity prices, the possibility of a deepening world recession that could extend for a long period into the future, and the cost of capital. Continued volatility in the capital markets could adversely impact our access to capital, which could reduce our ability to execute our development and acquisition plans, our ability to replace our reserves, and eventually, our production levels. In February 2009, we initiated a borrowing base redetermination under our Senior Credit Agreement. Our undrawn borrowing base of $950 million, along with our existing terms and pricing were reaffirmed. We will continue to monitor our liquidity and the capital markets.

Our 2009 capital budget, which includes drilling, completions, seismic and facilities, is currently $1.3 billion and is allocated to projects with the highest internal rates of return and highest potential for reserve growth. The allocation of capital reflects an increased emphasis on development of non-proved locations in our successful Haynesville, Fayetteville and Eagle Ford Shale projects. We continue to monitor the oil and natural gas markets and may adjust our capital program should circumstance warrant it.

Our future capital resources and liquidity may depend, in part, on our success in developing the leasehold interests that we acquired. Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves, which is typical in the capital-intensive oil and gas industry. Future success in growing reserves and production will be highly dependent on our capital resources and our success in finding additional reserves. During 2008 and to date in 2009, we have raised $1.3 billion of debt (net of discounts and expenses) and $2.1 billion of equity capital (net of discounts and expenses). We expect to fund our future capital requirements through internally generated cash flows, borrowings under our Senior Credit Agreement, which gives us $950 million of borrowing capacity as of today. Our ability to utilize the full amount of our current borrowing capacity is influenced by a variety of factors, including semi-annual redeterminations of our borrowing base, which may also be redetermined periodically at the discretion of the banks, and covenants under our Senior Credit Agreement and our senior unsecured debt indentures that limit the debt we may incur based upon the ratio of our adjusted consolidated earnings before interest, income taxes, depreciation, depletion and amortization and certain other non-cash charges (EBITDA), to our adjusted consolidated interest expense for the preceding four fiscal quarters and which may limit borrowings to a fixed percentage of our adjusted consolidated net tangible assets. Our borrowing base, EBITDA and consolidated net tangible assets are significantly influenced by, among other things, oil and natural gas prices. We strive to maintain financial flexibility and may access the capital markets to, among other things, maintain substantial borrowing capacity under our Senior Credit Agreement, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position and infrastructure projects. Our ability to complete future equity offerings is limited by the availability of authorized common stock under our certificate of incorporation and by general market conditions.

Our long-term cash flows are subject to a number of variables including our level of production and commodity prices, as well as various economic conditions that have historically affected the oil and natural gas industry. If oil and natural gas prices remain at their current levels for a prolonged period of time or if natural gas prices continue to decline, our ability to fund our capital expenditures, reduce debt, meet our financial obligations and become profitable may be materially impacted.

Cash Flow

Our primary sources of cash for the three months ended March 31, 2009 and 2008 were from operating and financing activities. Proceeds from the sale of common stock, the issuance of new senior debt and cash received from operations were offset by repayments of our Senior Credit Agreement and cash used in investing activities to fund our drilling program and acquisition activities. Operating cash flow fluctuations were substantially driven by changes in commodity prices and changes in our production volumes. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our future capital expenditures. Prices for oil and natural gas have historically been subject to seasonal influences typically characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. See “Results of Operations” below for a review of the impact of prices and volumes on revenues.

Net (decrease) increase in cash is summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows provided by operating activities	$156,358	$61,185
Cash flows used in investing activities	(620,412)	(323,312)
Cash flows provided by financing activities	458,865	267,514

Net (decrease) increase in cash	$(5,189)	$5,387

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2009 and 2008 were $156.4 million and $61.2 million, respectively.

Net cash provided by operating activities increased in 2009 primarily due to the 58% increase in our average daily production volumes due to our recent drilling success in the Haynesville, Fayetteville and Eagle Ford Shales partially offset by the 50% decrease in our average realized natural gas equivalent price compared to the same period in the prior year. Production for the first quarter 2009 averaged 412 Mmcfe/d compared to 261

Mmcfe/d during the first quarter of 2008. Our natural gas equivalent price decreased $4.54 per thousand cubic feet of natural gas equivalent (Mcfe) to $4.49 per Mcfe from $9.03 per Mcfe in the prior year. As a result of our 2009 capital budget program, we expect to continue to increase our production volumes throughout 2009. However, we are unable to predict future production levels or future commodity prices, and, therefore, we cannot provide any assurance about future levels of net cash provided by operating activities.

Investing Activities. The primary driver of cash used in investing activities is capital spending, inclusive of acquisitions and net of dispositions. Cash used in investing activities was $620.4 million and $323.3 million for the three months ended March 31, 2009 and 2008, respectively.

During the first three months of 2009, we spent $390.7 million on acquisitions of oil and gas properties and capital expenditures. In 2009, we participated in the drilling of 165 gross wells (40.9 net wells). We spent an additional $69.7 million on other property and equipment expenditures, primarily to fund the completion of gathering systems in the Fayetteville Shale in Arkansas and the beginning stages of the development of our gathering systems in the Haynesville Shale in Louisiana.

During the first three months of 2009, we used a portion of the funds from our debt and equity offerings discussed below to purchase a net $160.0 million of marketable securities. These marketable securities have been classified and accounted for as trading securities and will be used primarily to fund a portion of our 2009 capital program.

During the first three months of 2008, we spent $578.7 million on acquisitions of oil and gas properties and capital expenditures. We spent $428.3 million primarily to acquire additional interests in the Fayetteville Shale in Arkansas, in both the Elm Grove and Terryville fields in Louisiana and in the Haynesville Shale in Louisiana, which was partially funded by the remaining restricted cash that we had deposited with a qualified intermediary to facilitate like-kind exchange transactions following the sale of Gulf Coast properties. Additionally, we spent $150.4 million on capital expenditures in conjunction with our drilling program. We spent an additional $14.4 million on other property and equipment expenditures during the first three months of 2008 as well, primarily to fund the development of gathering systems in the Fayetteville Shale in Arkansas.

On November 30, 2007, we closed the sale of our Gulf Coast properties for $825 million, before customary closing adjustments, consisting of $700 million in cash and a $125 million note from the purchaser (the Note). The Note matured five years and ninety-one days from the closing date and bore interest at 12% per annum payable in kind at the purchaser’s option. The economic effective date for the sale was July 1, 2007. Proceeds from the sale were recorded as a reduction to the carrying value of our full cost pool. In conjunction with the closing of this sale, we deposited $650 million with a qualified intermediary to facilitate potential like-kind exchange transactions. At December 31, 2007, we had $269.8 million remaining for use in future acquisitions, all of which was utilized for property acquisitions during the fourth quarter of 2007 and first quarter of 2008. On April 28, 2008, the purchaser redeemed the Note for $100 million.

Financing Activities. Net cash flows provided by financing activities were $458.9 million and $267.5 million for the three months ended March 31, 2009 and 2008, respectively. Cash flows provided by financing activities in the first quarter of 2009 were the result of the issuance of new senior notes and the sale of our common stock in an underwritten public offering.

On March 4, 2009, we sold an aggregate of 22.0 million shares of our common stock in an underwritten public offering. The net proceeds from this offering were approximately $376 million, after deducting underwriting discounts and commissions and estimated expenses.

On January 27, 2009, we completed a private placement offering to eligible purchasers of an aggregate principal amount of $600 million 10.5% senior notes due August 1, 2014. The net proceeds from the sale of the

2014 Notes were approximately $535.4 million, after deducting the initial purchasers’ discounts and estimated offering expenses and commissions.

On February 1, 2008, we sold an aggregate of 20.7 million shares of our common stock in an underwritten public offering. The net proceeds from the sale were approximately $297 million, after deducting underwriting discounts and commissions and estimated expenses.

Capital financing and excess cash flow are used to repay borrowings under our Senior Credit Agreement to the extent available. During the first three months of 2009, we had net borrowings of $95.4 million after the application of a portion of the net proceeds from our issuance of the 2014 Notes and the sale of our common stock as discussed above to repay amounts outstanding on the Senior Credit Agreement and cash requirements of our drilling and acquisition activities. As of March 31, 2009, the Senior Credit Agreement had a $950 million borrowing base and no outstanding borrowings. During the first three months of 2008, we had net repayments of $35 million under our Senior Credit Agreement primarily funded by the sale of common stock discussed above, offset by the cash requirements of our drilling program and our acquisition activities in 2008.

Contractual Obligations

We have no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements other than those described below. Our level of capital expenditures will vary in future periods depending on the success we experience in our acquisition, development and exploration activities, oil and natural gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities.

At December 31, 2008, we had drilling rigs under contract for a total commitment of $433.0 million over four years. As of March 31, 2009, we have drilling rigs under contract for a total commitment of $380.9 million over the next four years.

We have various other contractual commitments pertaining to exploration, development and production activities. We have work related commitments for, among other things, pipeline and well equipment, obtaining and processing seismic data and natural gas transportation. At March 31, 2009 and December 31, 2008, these work related commitments totaled $1.1 billion over the next 16 years and $507.8 million over the next 20 years, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes to our critical accounting policies from those described in our annual report on Form 10-K, as amended, for the year ended December 31, 2008.

Results of Operations

Quarters ended March 31, 2009 and 2008

We reported a net loss of $999.8 million for the three months ended March 31, 2009 compared to a net loss of $55.6 million for the comparable period in 2008. The increase in our net loss of $944.1 million from the three months ended March 31, 2009 was primarily driven by our full cost ceiling impairment of $1.7 billion before taxes, partially offset by our net gain on derivative contracts of $181.9 million compared to a net loss on derivative contracts of $142.7 million in the prior year.

In thousands (except per unit and per Mcfe amounts)	Three Months Ended March 31,		Change
	2009	2008
Net loss available to common stockholders	$(999,753)	$(55,612)	$(944,141)
Operating revenues:
Oil and natural gas	173,762	214,938	(41,176)
Marketing	89,693	—	89,693
Expenses:
Marketing	84,844	—	84,844
Production:
Lease operating	16,411	12,394	4,017
Workover and other	723	537	186
Taxes other than income	12,180	10,964	1,216
Gathering, transportation and other	20,494	9,523	10,971
General and administrative:
General and administrative	16,829	13,556	3,273
Stock-based compensation	2,810	2,598	212
Depletion, depreciation and amortization:
Depletion—Full cost	111,092	82,073	29,019
Depreciation—Other	2,819	771	2,048
Accretion expense	345	283	62
Full cost ceiling impairment	1,732,486	—	1,732,486
Net gain (loss) on derivative contracts	181,922	(142,741)	324,663
Interest expense and other	(56,068)	(27,537)	(28,531)
Income tax benefit	611,971	32,427	579,544
Production:
Natural gas—Mmcf (1)	34,591	21,523	13,068
Crude oil—MBbl	414	365	49
Natural gas equivalent—Mmcfe	37,075	23,713	13,362
Daily production—Mmcfe	412	261	151
Average price per unit (2) :
Natural gas price—Mcf (1)	$4.36	$8.34	$(3.98)
Crude oil price—Bbl	38.10	94.86	(56.76)
Equivalent—Mcfe	4.49	9.03	(4.54)
Average cost per Mcfe:
Production:
Lease operating	0.44	0.52	(0.08)
Workover and other	0.02	0.02	—
Taxes other than income	0.33	0.46	(0.13)
Gathering, transportation and other	0.55	0.40	0.15
General and administrative:
General and administrative	0.45	0.57	(0.12)
Stock-based compensation	0.08	0.11	(0.03)
Depletion	3.00	3.46	(0.46)

(1)	Approximately 2% and 3% of natural gas production represents natural gas liquids (calculated with a 6:1 equivalent ratio) with an average price of $23.23 per Bbl and $61.55 per Bbl for the three months ended March 31, 2009 and 2008, respectively.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

For the three months ended March 31, 2009, oil and natural gas revenues decreased $41.2 million from the same period in 2008, to $173.8 million. The decrease was primarily due to the decrease of $4.54 per Mcfe in our realized average price to $4.49 per Mcfe from $9.03 per Mcfe in the prior year. This decrease per Mcfe led to a decrease in oil and natural gas revenues of $168 million. The effect of the decrease in price was partially offset by an increase in production of 13,362 Mmcfe due to our recent drilling successes in resource-style plays in Louisiana, Arkansas and Texas. Increased production led to an approximate $127 million increase in revenues for the three months ended March 31, 2009.

We had marketing revenues of $89.7 million and marketing expenses of $84.8 million for the three months ended March 31, 2009, resulting in a net margin of $4.9 million. During the fourth quarter of 2008, we began purchasing and selling third party natural gas produced from wells we operate. We report the revenues and expenses related to these marketing activities on a gross basis as part of our operating revenues and operating expenses. Marketing revenues are recorded at the time natural gas is physically delivered to third parties at a fixed or index price. Marketing expenses attributable to gas purchases are recorded as we take physical title to the natural gas and transport the purchased volumes to the point of sale.

Lease operating expenses increased $4.0 million for the three months ended March 31, 2009. The increase was primarily due to the increase in production volumes as a result of our recent drilling successes in our resource-style plays in Louisiana, Arkansas and Texas. On a per unit basis, lease operating expenses decreased from $0.52 per Mcfe in 2008 to $0.44 per Mcfe in 2009. This decrease on a per unit basis is primarily due to the increase in production in our resource-style plays which have lower lease operating costs.

Taxes other than income increased $1.2 million for the three months ended March 31, 2009 as compared to the same period in 2008. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a fixed rate based on production or as a percentage of gross oil and natural gas sales. On a per unit basis, taxes other than income decreased $0.13 per Mcfe to $0.33 per Mcfe compared to $0.46 per Mcfe in 2008. This decrease on a per unit basis is primarily attributable to the increase in production associated with our resource-style play locations in Louisiana and Arkansas.

Gathering, transportation and other expense increased $11.0 million, or $0.15 per Mcfe, for the three months ended March 31, 2009 as compared to the same period in 2008. This increase was primarily due to an increase in production in the Fayetteville Shale which has higher gathering, transportation and other costs as well as the increase of costs associated with the production growth in the Haynesville Shale play.

General and administrative expense for the three months ended March 31, 2009 increased $3.3 million as compared to the same period in 2008. This increase was primarily attributable to the increased payroll and employee costs associated with the continued building of our work force associated with the recent growth in our Company. Our ongoing effort of adding personnel to support our 2009 drilling program resulted in additional expenses related to compensating employees in the current quarter compared to the same quarter in the prior year.

Depletion for oil and natural gas properties is calculated using the unit of production method, which essentially depletes the capitalized costs associated with the evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. Depletion expense increased $29.0 million for the three months ended March 31, 2009 from the same period in 2008, to $111.1 million. This increase was primarily attributable to the 13,362 Mcfe increase in production. On a per unit basis, depletion expense decreased $0.46 per Mcfe to $3.00 per Mcfe. This decrease on a per unit basis is primarily due to the ceiling test impairment write-down of $1.0 billion that we recorded at December 31, 2008.

We recorded a full cost ceiling impairment of approximately $1.7 billion for the three months ended March 31, 2009. A variety of economic and other factors have recently caused significant declines in oil and natural gas prices. We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling”, based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves, calculated using prevailing oil and natural gas prices on the last day of the period, or a subsequent higher price under certain circumstances. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. Our ceiling was calculated using prices of $49.66 per barrel of oil and $3.63 per Mmbtu. Accordingly, at March 31, 2009, our costs exceeded our ceiling limitation by approximately $1.7 billion, resulting in an approximate $1.7 billion write-down of our oil and natural gas properties.

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the condensed consolidated statement of operations. At March 31, 2009, we had a $359.0 million derivative asset, $280.4 million of which was classified as current, and a $0.3 million derivative liability, all of which was classified as current. The Company recorded a net derivative gain of $181.9 million ($100.8 million net unrealized gain and $81.1 million gain for cash received on settled contracts) for the three months ended March 31, 2009 compared to a net derivative loss of $142.7 million ($137.5 million unrealized loss and a $5.2 million loss for cash paid on settled contracts) in the same period in 2008. This increase in our net derivative income is primarily attributable to the recent decrease in the forward strip pricing used to value our derivatives.

Interest expense and other increased $28.5 million for the three months ended March 31, 2009 compared to the same period in 2008. There were several factors creating the increase including issuance of the new senior debt, an increase in debt issue costs, a decrease in interest income and an increase in discount amortization of the new senior debt. Interest expense increased $27.2 million due to the issuance of new long-term debt ($15.8 million for the $800 million 7.875% senior notes due 2015 (the 2015 Notes) and $11.4 million for the $600 million 10.5% senior notes due August 1, 2014 (the 2014 Notes)). This was partially offset by a $6.3 million reduction in interest expense associated with the decrease in our outstanding balance on our Senior Credit Agreement compared to the prior year. Interest expense and other included a $3.6 million decrease in interest income over the prior year primarily because the prior year included the amortization of a discount recorded on the note receivable we held in connection with the sale of our Gulf Coast properties. Debt issue costs increased $2.2 million for the three months ended March 31, 2009 compared to the same period in 2008. Approximately $1.2 million of the increase is due to debt issue costs on two new debt instruments issued in the second quarter of 2008 (the 2015 Notes) and first quarter of 2009 (the 2014 Notes). The issuance of the 2014 Notes caused a step-down on the borrowing base of the Senior Credit Agreement and a related $0.9 million write-off of debt issue costs. The amortization of the discount recorded in conjunction with the issuance of the 2014 Notes increased interest expense approximately $1.2 million in the current quarter over prior year quarter.

Income tax benefit for the three months ended March 31, 2009 increased $579.5 million from the same period in 2008. The increase in income tax benefit from prior year was primarily due to our pre-tax loss of $1,611.7 million for the three months ended March 31, 2009 compared to our pre-tax loss of $88.0 million in 2008. The effective tax rates for the three months ended March 31, 2009 and 2008 were 38.0% and 36.8%, respectively. The change in our effective rate is primarily due to an increase in the state effective tax rate resulting from continued development of properties located in states with higher income tax rates.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements—Note 1, “Financial Statement Presentation.“

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

We are exposed to market risk on our open hedged positions, to the extent our counterparties have liquidity issues and are unable to settle their obligations with us. The current economic crisis may have a negative impact on the liquidity of the counterparties to our hedging agreements, which increases the risk of those counterparties failing to perform under those agreements. If those parties default, we could be exposed to the price risks we had sought to mitigate and our financial condition and results of operations may be materially and adversely affected. Please refer to Item 1. Condensed Consolidated Financial Statements—Note 8, “Derivatives” for additional information.

We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. As a result, we made the decision to implement a risk management policy to mitigate a portion of this risk as we expect interest rates to continue to be volatile and unpredictable. Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At March 31, 2009 we did not have any open interest rate swap positions. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

The Company accounts for its derivative activities under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement, as amended, establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements—Note 8, “Derivatives” for more details.

Interest Sensitivity

Historically, we have been exposed to interest rate risk exposure primarily from fluctuations in short-term rates, which are LIBOR and ABR based. These fluctuations can cause reductions of earnings or cash flows due to increases in the interest rates that we have historically paid on these obligations. At March 31, 2009, total debt excluding related discounts and premiums was $2.4 billion which bears interest at a weighted average fixed interest rate of 8.8% per year. The Company does not currently have any long-term debt that bears interest at floating or market interest rates. If we incur future indebtedness which bears interest at variable rates, fluctuations in market interest rates could cause our annual interest costs to fluctuate.

Item 4.    Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of our business. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, our management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on our condensed consolidated operating results, financial position or cash flows.

Under rules promulgated by the U.S. Securities and Exchange Commission, administrative or judicial proceedings arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primary for the purpose of protecting the environment are disclosed if the governmental authority is a party to such proceeding and the proceeding involves potential monetary sanctions of $100,000 or more. We are not party to any such proceedings, except as described below.

We are involved in natural gas exploration in the Fayetteville Shale Play in North Central Arkansas. Our subsidiary, Hawk Field Services, LLC, has been constructing a pipeline to transport natural gas from wellheads. Hawk Field Services’ activities are being performed pursuant to required environmental permits issued by the Arkansas Department of Environmental Quality (ADEQ) and the United States Army Corps of Engineers. The terrain in and around the Fayetteville Shale Play is very hilly and requires that the pipeline cross numerous small creeks and streams. Some of these streams ultimately drain into larger waters that are home to an endangered freshwater mussel known as the Speckled Pocketbook (Lampsilis streckeri).

In 2008, the United States Fish and Wildlife Service (USFWS) opened an investigation into Hawk Field Services’ activities in the Fayetteville Shale Play. The investigation focused on the pipeline stream crossings and potential impacts on the Speckled Pocketbook. On approximately April 22, 2009, we were informed by the United States Attorney’s Office for the Eastern District of Arkansas and the Environmental Crimes Section of the United States Department of Justice that we are under criminal investigation concerning allegations related to the Federal Clean Water Act and the Federal Endangered Species Act. The full details of the investigation are not known. We, through our outside counsel, are reviewing the matter. At this time, we are not able to estimate our potential exposure related to this matter.

Item 1A.    Risk Factors

There have been no changes to the risk factors described in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2008, other than those described below.

Estimates of proved oil and natural gas reserves are imprecise and any material inaccuracies in these reserve estimates will materially affect the quantities and the value of our reserves.

Our report on Form 10-K for the year ended December 31, 2008, as amended, contains estimates of our proved oil and natural gas reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

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

We may incur substantial costs to comply with, and demand for our products may be reduced by, climate change legislation and regulatory initiatives.

Recent studies have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil and natural gas, and refined petroleum products, are “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for our products. Additionally, the U.S. Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the U.S. Environmental Protection Agency (EPA) abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision and the change in presidential administrations, the EPA recently issued a proposed finding that may lead to the agency promulgating federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. The EPA’s proposed finding could result in federal regulation of carbon dioxide emissions and other greenhouse gases, and may affect the outcome of other climate change lawsuits pending in U.S. federal courts in a manner unfavorable to our industry. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Depending on the nature of potential regulations and legislation, such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for the oil and natural gas we produce.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to the surrender of our common stock by employees in exchange for the payment of certain tax obligations during the three months ended March 31, 2009.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	21,558	$16.57	—	—
February 2009	96,658	$17.41	—	—
March 2009	46,648	$15.37	—	—

(1)	All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock, nor were they considered as or accounted for as Treasury shares.

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

Exhibit No	Description
3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 (File No. 333-117733) filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).

3.5	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

Exhibit No	Description
3.6	Certificate of Designations of Series A Junior Preferred Stock of Petrohawk Energy Corporation effective as of October 15, 2008 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 16, 2008).

4.1	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to Petrohawk Energy Corporation’s 9 7/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004).

4.2	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005).

4.3	Second Supplemental Indenture dated as of July 12, 2006, among Petrohawk Energy Corporation, as successor by merger to Mission Resources Corporation, the parties named therein as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on July 17, 2006).

4.4	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.’s 7 1/8% senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2004).

4.5	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.’s Form 8-K filed on April 11, 2005).

4.6	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on July 17, 2006).

4.7	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on July 17, 2006).

4.8	Fourth Supplemental Indenture dated as of August 3, 2007 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.12 to our Quarterly Report on Form 10-Q filed on November 6, 2008).

4.9	Fifth Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, the parties named therein as guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed on February 25, 2009).

Exhibit No	Description
4.10	Sixth Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on February 25, 2009).

4.11	Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to Petrohawk Energy Corporation’s 9 1/8% senior notes due 2013 (Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on July 17, 2006).

4.12	First Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed on July 17, 2006).

4.13	Second Supplemental Indenture dated August 3, 2007 among Petrohawk Energy Corporation, One TEC, LLC, One TEC Operating, LLC, Bison Ranch, LLC, the parties named therein as existing guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q filed on November 8, 2007).

4.14	Third Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K filed on February 25, 2009).

4.15	Fourth Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10-K filed on February 25, 2009).

4.16	Indenture, dated May 13, 2008, among Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 15, 2008).

4.17	First Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, and parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K filed on February 25, 2009).

4.18	Second Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.18 to our Annual Report on Form 10-K filed on February 25, 2009).

4.19	Rights Agreement, dated as of October 14, 2008, between Petrohawk Energy Corporation and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 16, 2008).

4.20	Registration Rights Agreement, dated May 13, 2008, among the Company, the subsidiary guarantors named therein, and Lehman Brothers Inc., on behalf of Lehman Brothers Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., BMO Capital Markets Corp., RBC Capital Markets Corporation, and Wells Fargo Securities, LLC. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on May 15, 2008).

Exhibit No	Description
4.21	Indenture, dated January 27, 2009, among the Company, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 28, 2009).

4.22	Registration Rights Agreement, dated January 27, 2009, among the Company, the subsidiary guarantors named therein, and J.P. Morgan Securities Inc., on behalf of J.P. Morgan Securities Inc., BNP Paribas Securities Corp., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BMO Capital Markets Corp., Barclays Capital Inc., Fortis Securities LLC, Calyon Securities (USA) Inc., RBC Capital Markets Corporation, Capital One Southcoast, Inc., Wedbush Morgan Securities Inc., Natixis Bleichroeder Inc., Citigroup Global Markets Inc., BBVA Securities, Inc., and Piper Jaffray & Co. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on January 28, 2009).

10.1	Purchase Agreement dated January 22, 2009, among the Company and J.P. Morgan Securities Inc., on behalf of J.P. Morgan Securities Inc., BNP Paribas Securities Corp., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BMO Capital Markets Corp., Barclays Capital Inc., Fortis Securities LLC, Calyon Securities (USA) Inc., RBC Capital Markets Corporation, Capital One Southcoast, Inc., Wedbush Morgan Securities Inc., Natixis Bleichroeder Inc., Citigroup Global Markets Inc., BBVA Securities, Inc., and Piper Jaffray & Co. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 28, 2009).

10.2	Third Amended and Restated Senior Revolving Credit Agreement dated September 10, 2008, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and BMO Capital Markets Financing, Inc., as syndication agents for the Lenders, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Fortis Capital Corp. as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2008).

10.3	Third Amended and Restated Guarantee and Collateral Agreement dated September 10, 2008, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 15, 2008).

10.4	Assumption Agreement dated January 20, 2009 by and among KCS Resources, LLC in favor of BNP Paribas, as administrative agent for the banks and other financial institutions parties to the Third Amended and Restated Senior Revolving Credit Agreement, dated as of September 10, 2008 (Incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on February 25, 2009).

10.5	Assumption Agreement dated as of January 20, 2009 by and among Winwell Resources, L.L.C. in favor of BNP Paribas, as administrative agent for the banks and other financial institutions parties to the Third Amended and Restated Senior Revolving Credit Agreement, dated as of September 10, 2008 (Incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on February 25, 2009).

10.6	Agreement of Sale and Purchase by and among Petrohawk Properties, LP, Petrohawk Energy Corporation, KCS Resources, Inc. and One TEC, LLC collectively, as Seller and Milagro Development I, LP as Purchaser – dated October 15, 2007 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 7, 2007).

10.7†	The Petrohawk Energy Corporation Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed May 10, 2007).

Exhibit No	Description

10.8†	Amendment No. 1 to the Petrohawk Energy Corporation Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-148434) filed January 2, 2008).

10.9†	Form of Stock Option Agreement for the Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed March 14, 2006).

10.10†	Form of Restricted Stock Agreement for the Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

*	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement

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

PETROHAWK ENERGY CORPORATION

Date: May 6, 2009	By:	/s/ Floyd C. Wilson
Floyd C. Wilson Chairman of the Board, President and Chief Executive Officer

	By:	/s/ Mark J. Mize
Mark J. Mize Executive Vice President, Chief Financial Officer and Treasurer

	By:	/s/ C. Byron Charboneau
C. Byron Charboneau Vice President, Chief Accounting Officer and Controller