Form 10-Q
period 2010-06-30
PETROHAWK ENERGY CORP
filed 2010-08-03
CIK 1059324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2010 the Registrant had 302,362,505 shares of Common Stock, $.001 par value, outstanding.

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

•

our ability to obtain goods and services, such as drilling rigs, fracture stimulation services and tubulars, and access to adequate gathering systems and pipeline take-away capacity, necessary to execute our drilling program;

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues:
Oil and natural gas	$239,834	$157,977	$540,425	$325,531
Marketing	107,338	63,317	237,457	153,010
Midstream	6,331	6,006	15,937	12,214

Total operating revenues	353,503	227,300	793,819	490,755

Operating expenses:
Marketing	117,309	60,292	253,931	145,136
Production:
Lease operating	16,384	18,704	33,779	35,115
Workover and other	1,571	205	3,949	928
Taxes other than income	5,191	12,537	18,034	24,717
Gathering, transportation and other	34,870	22,633	64,250	43,127
General and administrative	43,341	23,992	75,549	43,631
Depletion, depreciation and amortization	101,175	84,435	207,249	198,691
Full cost ceiling impairment	—	—	—	1,732,486

Total operating expenses	319,841	222,798	656,741	2,223,831
Amortization of deferred gain	64,367	—	64,367	—

Income (loss) from operations	98,029	4,502	201,445	(1,733,076)
Other income (expenses):
Net (loss) gain on derivative contracts	(16,625)	16,006	198,078	197,928
Interest expense and other	(61,533)	(55,880)	(124,379)	(111,948)
Equity investment income	2,047	—	2,047	—

Total other income (expenses)	(76,111)	(39,874)	75,746	85,980

Income (loss) before income taxes	21,918	(35,372)	277,191	(1,647,096)
Income tax (provision) benefit	(8,423)	13,368	(107,561)	625,339

Net income (loss)	$13,495	$(22,004)	$169,630	$(1,021,757)

Net income (loss) per share:
Basic	$0.04	$(0.08)	$0.56	$(3.84)

Diluted	$0.04	$(0.08)	$0.56	$(3.84)

Weighted average shares outstanding:
Basic	300,426	274,146	300,292	266,145

Diluted	302,446	274,146	302,715	266,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
Current assets:
Cash	$2,142	$1,511
Marketable securities	281,006	—
Accounts receivable	266,289	239,264
Receivables from derivative contracts	182,260	112,441
Receivable from equity affiliate	9,668	—
Prepaids and other	50,846	32,434

Total current assets	792,211	385,650

Oil and natural gas properties (full cost method):
Evaluated	6,643,163	5,984,765
Unevaluated	2,633,105	2,512,453

Gross oil and natural gas properties	9,276,268	8,497,218
Less—accumulated depletion	(4,527,880)	(4,329,485)

Net oil and natural gas properties	4,748,388	4,167,733

Other operating property and equipment:
Gas gathering systems and equipment	241,202	497,551
Other operating assets	36,711	26,002

Gross other operating property and equipment	277,913	523,553
Less—accumulated depreciation	(24,596)	(26,287)

Net other operating property and equipment	253,317	497,266

Other noncurrent assets:
Goodwill	932,802	932,802
Other intangible assets, net of amortization	94,868	100,395
Debt issuance costs, net of amortization	40,039	44,871
Deferred income taxes	211,531	245,413
Receivables from derivative contracts	98,426	50,421
Restricted cash	57,186	213,704
Equity investment	205,453	—
Other	5,893	23,816

Total assets	$7,440,114	$6,662,071

Current liabilities:
Accounts payable and accrued liabilities	$763,169	$633,171
Deferred income taxes	39,443	14,484
Liabilities from derivative contracts	224	1,807
Long-term debt	35,493	49,370

Total current liabilities	838,329	698,832

Long-term debt	2,404,989	2,592,544
Other noncurrent liabilities:
Asset retirement obligations	37,867	44,000
Deferred gain on sale	649,399	—
Other	2,254	3,023
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: 500,000,000 shares of $.001 par value authorized;
302,345,251 and 301,194,695 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	302	301
Additional paid-in capital	4,613,637	4,599,664
Accumulated deficit	(1,106,663)	(1,276,293)

Total stockholders’ equity	3,507,276	3,323,672

Total liabilities and stockholders’ equity	$7,440,114	$6,662,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$169,630	$(1,021,757)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	207,249	198,691
Full cost ceiling impairment	—	1,732,486
Income tax provision (benefit)	107,561	(625,339)
Stock-based compensation	10,397	6,617
Net unrealized gain on derivative contracts	(102,671)	(18,419)
Amortization of deferred gain	(64,367)	—
Equity investment income	(2,047)	—
Other operating	20,993	9,460
Change in assets and liabilities:
Accounts receivable	(27,025)	103,432
Prepaids and other	(18,538)	(11,898)
Accounts payable and accrued liabilities	14,075	(47,708)
Other	4,269	551

Net cash provided by operating activities	319,526	326,116

Cash flows from investing activities:
Oil and natural gas capital expenditures	(1,206,288)	(748,102)
Proceeds received from sale of oil and natural gas properties	491,094	—
Proceeds received from sale of Haynesville gas gathering systems	921,408	—
Marketable securities purchased	(978,006)	(763,092)
Marketable securities redeemed	697,000	869,081
Increase in restricted cash	(75,005)	—
Decrease in restricted cash	231,523	—
Other operating property and equipment expenditures	(173,840)	(145,351)

Net cash used in investing activities	(92,114)	(787,464)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,276	1,956
Proceeds from issuance of common stock	—	385,000
Offering costs	—	(9,031)
Proceeds from borrowings	942,000	634,674
Repayment of borrowings	(1,165,780)	(542,159)
Debt issue costs	(704)	(13,237)
Other	(3,573)	—

Net cash (used in) provided by financing activities	(226,781)	457,203

Net increase (decrease) in cash	631	(4,145)
Cash at beginning of period	1,511	6,883

Cash at end of period	$2,142	$2,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

Petrohawk Energy Corporation (Petrohawk or the Company) is an independent oil and natural gas company engaged in the exploration, development and production of predominately natural gas properties located onshore in the United States. The Company operates in two segments, oil and natural gas production and midstream operations. The consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. The Company uses the equity method to account for investments in which the Company does not have a majority interest, but does have significant influence. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Petrohawk follows the accounting policies disclosed in its 2009 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (SEC). Please refer to the footnotes in the 2009 Annual Report on Form 10-K when reviewing interim financial results.

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

Midstream Revenues

Revenues from the Company’s midstream operations are derived from providing gathering and treating services for the Company and other owners in wells which the Company and third parties operate. Revenues are recognized when services are provided at a fixed or determinable price, collectability is reasonably assured and evidenced by a contract. The midstream segment does not take title to the natural gas for which services are provided, with the exception of imbalances that are monthly cash settled. The imbalances are recorded using published natural gas market prices.

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

Gas Gathering Systems and Equipment and Other Operating Assets

Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year estimated useful life. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The Company capitalized $1.3 million and $2.5 million of interest for the three and six months ended June 30, 2010, respectively, related to the construction of the Company’s gas gathering systems.

Gas gathering systems and equipment as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010(1)	December 31, 2009
	(In thousands)
Gas gathering systems and equipment	$241,202	$497,551
Less—accumulated depreciation	(11,346)	(14,618)

Net gas gathering systems and equipment	$229,856	$482,933

(1)	On May 21, 2010, the Company contributed its Haynesville Shale gas gathering and treating business for a 50% membership interest in a new joint venture entity, KinderHawk Field Services LLC, and approximately $921 million in cash. See Note 2, “Acquisitions and Divestitures” for more details.

Other operating property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives: automobiles, leasehold improvements, furniture and equipment, 5 years or the lesser of lease term; and computers, 3 years. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

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

Equity Method Investment

On May 21, 2010, the Company contributed its Haynesville Shale gas gathering and treating business for a 50% membership interest in a new joint venture entity, KinderHawk Field Services LLC (KinderHawk), and approximately $921 million in cash. The Company’s investment in KinderHawk, in which the Company does not have a majority interest, but does have significant influence, is accounted for under the equity method. Under the equity method of accounting, the Company’s share of net income (loss) from KinderHawk is reflected as an increase (decrease) in its investment account and is also recorded as equity investment income (loss). Distributions from KinderHawk are recorded as reductions of the Company’s investment and contributions to KinderHawk are recorded as increases of the Company’s investment. The Company reviews its equity method investment for potential impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in the value of the investment has occurred. See Note 13, “Equity Method Investment,” for further discussion.

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

Amortization expense was $2.8 million and $5.5 million for the three and six months ended June 30, 2010, respectively, and was allocated to operating expenses between “Marketing” and “Gathering, transportation and other” on the condensed consolidated statements of operations based on the usage of the contract. No amounts were amortized for the three and six months ended June 30, 2009. The estimated amortization expense will be approximately $11.1 million per year for the remainder of the contract through 2019.

Intangible assets subject to amortization at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Transportation contracts	$105,108	$105,108
Less—accumulated amortization	(10,240)	(4,713)

Net transportation contracts	$94,868	$100,395

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

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (ASU 2010-12). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes. The adoption of ASU 2010-12 did not impact the Company’s operating results, financial position or cash flows.

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

Divestitures

Permian Basin Properties

On October 30, 2009, the Company sold its Permian Basin properties for $376 million in cash, before closing adjustments. The effective date of the sale was July 1, 2009. Proceeds from the sale were recorded as a reduction to the carrying value of the Company’s full cost pool with no gain or loss recorded.

West Edmond Hunton Lime Unit

On April 30, 2010, the Company completed the sale of its interest in the West Edmond Hunton Lime Unit (WEHLU) Field in Oklahoma County, Oklahoma for $155 million before customary closing adjustments. Proceeds from the sale were recorded as a reduction to the carrying value of the Company’s full cost pool with no gain or loss recorded. The transaction had an effective date of April 1, 2010. In conjunction with the closing, the Company assigned five natural gas swaps and five crude oil swaps to one of the purchasers.

Terryville

On May 12, 2010, the Company completed the sale of its interest in Terryville Field, located in Lincoln and Claiborne Parishes, Louisiana for $320 million before customary closing adjustments. Proceeds from the sale were recorded as a reduction to the carrying value of the Company’s full cost pool with no gain or loss recorded. The transaction had an effective date of January 1, 2010. In conjunction with the closing, the Company deposited $75 million with a qualified intermediary to facilitate like-kind exchange transactions. At June 30, 2010, the Company had $57.2 million remaining for use in future acquisitions.

Hawk Field Services, LLC Joint Venture

On May 21, 2010, Hawk Field Services, LLC (HFS), a wholly owned subsidiary of Petrohawk and KM Gathering LLC (Kinder Morgan), an affiliate of Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership, formed a new joint venture pursuant to a Formation and Contribution Agreement (Contribution Agreement). The new joint venture entity, KinderHawk Field Services LLC (KinderHawk), engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville Shale formation. Pursuant to the Contribution Agreement, HFS contributed to KinderHawk its Haynesville Shale gathering and treating business in Northwest Louisiana, and Kinder Morgan contributed approximately $921 million in cash ($875 million for a 50% membership interest in KinderHawk and $46 million for certain closing adjustments including 2010 capital expenditures through the closing date) to KinderHawk. Each of the Company and Kinder Morgan own a 50% membership interest in KinderHawk. KinderHawk distributed the approximate $921 million to the Company. The joint venture has an economic effective date of January 1, 2010, and the Company will continue to operate the business during a transition period, after which KinderHawk will assume operations. The Company accounts for its interest in KinderHawk under the equity method.

The Company is obligated to deliver minimum annual quantities of natural gas to KinderHawk equal to 50% of the Company’s annual projected production from Petrohawk operated wells located on certain dedicated acreage from the Haynesville and Bossier Shales in Northwest Louisiana for the next five years, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. The Company pays KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. The gathering fee is equal to $0.34 per thousand cubic feet (Mcf) of natural gas delivered at KinderHawk’s receipt points. The treating fee is charged for gas delivered containing more than 2% by volume of carbon dioxide. For gas delivered containing between 2% and 5.5% carbon dioxide, the treating fee is between $0.030 and $0.345 per Mcf, and for gas containing over 5.5% carbon dioxide, the treating fee starts at $0.365 per Mcf and increases on a scale of $0.09 per Mcf for each additional 1% of carbon dioxide content.

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

At June 30, 2010, the ceiling test value of the Company’s reserves was calculated based on the first day average of the twelve months ended June 30, 2010 of the West Texas Intermediate (WTI) posted price of $75.61 per barrel, adjusted by lease for quality, transportation fees, and regional price differentials, and the first day average of the twelve months ended June 30, 2010 of the Henry Hub price of $4.10 per million British thermal units (Mmbtu), adjusted by lease for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at June 30, 2010 did not exceed the ceiling amount. Changes in production rates, levels of reserves, future development costs, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods.

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

At June 30, 2009, the ceiling test value of the Company’s reserves was calculated based on the June 30, 2009 WTI posted price of $69.89 per barrel, adjusted by lease for quality, transportation fees, and regional price differentials, and the June 30, 2009 Henry Hub spot market price of $3.89 per Mmbtu, adjusted by lease for energy content, transportation fees, and regional price differentials. At June 30, 2009, the Company’s net book value of oil and natural gas properties did not exceed the ceiling amount.

4. DEBT

Long-term debt as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010(1)	December 31, 2009(1)
	(In thousands)
Senior revolving credit facility	$—	$203,000
10.5% $600 million senior notes (2)	558,038	554,154
7.875% $800 million senior notes	800,000	800,000
9.125% $775 million senior notes (3)	765,187	764,694
7.125% $275 million senior notes (4)	267,636	266,402
9.875% senior notes	—	224
Deferred premiums on derivatives	14,128	4,070

	$2,404,989	$2,592,544

(1)	Amount excludes $35.3 million and $49.4 million of deferred premiums on derivatives which have been classified as current at June 30, 2010 and December 31, 2009, respectively. Amount excludes $0.2 million of 9.875% Senior Notes due 2011 which have been classified as current at June 30, 2010.
(2)	Amount includes a $42.0 million and $45.8 million discount at June 30, 2010 and December 31, 2009, respectively, recorded by the Company in conjunction with the issuance of the $600 million notes. See “10.5% Senior Notes” below for more details.
(3)	This amount is comprised of the $650 million and $125 million private placements consummated in July 2006. These amounts include a $4.2 million and $4.8 million discount at June 30, 2010 and December 31, 2009, respectively, recorded by the Company in conjunction with the issuance of the $650 million notes. Additionally, these amounts include a $0.7 million and $0.8 million premium at June 30, 2010 and December 31, 2009, recorded by the Company in conjunction with the issuance of the $125 million notes. See “9.125% Senior Notes” below for more details.
(4)	Amount includes a $4.8 million and $6.0 million discount at June 30, 2010 and December 31, 2009, respectively, recorded by the Company in conjunction with the assumption of the notes. See “7.125% Senior Notes” below for more details.

Senior Revolving Credit Facility

The Company’s Fourth Amended and Restated Senior Revolving Credit Agreement, dated as of October 14, 2009 (as amended, the Senior Credit Agreement), between the Company, each of the lenders from time to time party thereto (the Lenders), BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and

BMO Capital Markets Financing, Inc. as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders, amends and restates its Third Amended and Restated Senior Revolving Credit Agreement dated September 10, 2008. The Senior Credit Agreement provides for a $2.0 billion facility. After taking into account the sale of the Company’s interests in the Terryville and WEHLU fields, the borrowing base was $1.3 billion, $1.0 billion of which related to the Company’s oil and natural gas properties and up to $300 million (currently limited as described below) of which related to the Company’s midstream assets. The portion of the borrowing base which relates to the Company’s oil and natural gas properties will be redetermined on a semi-annual basis (with the Company and the Lenders each having the right to one annual interim unscheduled redetermination) and adjusted based on the Company’s oil and natural gas properties, reserves, other indebtedness and other relevant factors. The component of the borrowing base related to the Company’s midstream assets is limited to the lesser of $300 million or 3.5 times midstream EBITDA, and is automatically determined quarterly. As of June 30, 2010, the midstream component of the borrowing base was limited to approximately $29 million based on the EBITDA limitation. The Senior Credit Agreement was amended on May 17, 2010 to permit the transactions contemplated by the KinderHawk joint venture. The Company’s borrowing base is subject to a reduction equal to the product of $0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any notes that the Company may issue.

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

The Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. At June 30, 2010, the Company was in compliance with its financial debt covenants under the Senior Credit Agreement.

10.5% Senior Notes

On January 27, 2009, the Company completed a private placement offering to eligible purchasers of an aggregate principal amount of $600 million of its 10.5% senior notes due 2014 (the 2014 Notes). The 2014 Notes were issued under and are governed by an indenture dated January 27, 2009, between the Company, U.S. Bank Trust National Association, as trustee, and the Company’s subsidiaries named therein as guarantors (the 2014 Indenture).

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

In conjunction with the issuance of the 2014 Notes, the Company recorded a discount of $52.3 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount was $42.0 million at June 30, 2010.

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

In conjunction with the issuance of the $650 million 2013 Notes, the Company recorded a discount of $8.2 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount was $4.2 million at June 30, 2010. In conjunction with the issuance of the $125 million 2013 Notes, the Company recorded a premium of $1.4 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized premium was $0.7 million at June 30, 2010.

7.125% Senior Notes

On July 12, 2006, the date of the Company’s merger with KCS Energy, Inc. (KCS), the Company assumed (pursuant to the Second Supplemental Indenture relating to the 7.125% Senior Notes, also referred to as the 2012 Notes), and subsidiaries of the Company guaranteed (pursuant to the Third Supplemental Indenture relating to such notes), all the obligations (approximately $275 million) of KCS under the 2012 Notes and the Indenture dated April 1, 2004 (the 2012 Indenture) among KCS, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, which governs the terms of the 2012 Notes. Interest on the 2012 Notes is payable semi-annually, on each April 1 and October 1. The 2012 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s subsidiaries. Petrohawk Energy Corporation, the issuer of the 2012 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

In conjunction with the assumption of the 7.125% Senior Notes from KCS, the Company recorded a discount of $13.6 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount is $4.8 million at June 30, 2010.

9.875% Senior Notes

On April 8, 2004, Mission Resources Corporation (Mission) issued $130 million of its 9.875% senior notes due 2011 (the 2011 Notes). The Company assumed these notes upon the closing of the Company’s merger with Mission. In conjunction with the Company’s merger with KCS, the Company redeemed substantially all of its 2011 Notes for face value plus a premium of $14.9 million and accrued interest of $3.5 million. There were approximately $0.2 million of the notes which were not redeemed and are still outstanding and classified as current as of June 30, 2010. In connection with the extinguishment of substantially all of the 2011 Notes, the Company requested and received from the noteholders consent to eliminate the debt covenants associated with the 2011 Notes.

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt. At June 30, 2010 and December 31, 2009, the Company had approximately $40.0 million and $44.9 million, respectively, of debt issuance costs remaining that are being amortized over the lives of the respective debt.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three and six months ended June 30, 2010.

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Marketable securities	$281,006	$—	$—	$281,006
Restricted cash	57,186	—	—	57,186
Receivables from derivative contracts	—	280,686	—	280,686

	$338,192	$280,686	$—	$618,878

Liabilities:
Liabilities from derivative contracts	$—	$224	$—	$224

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Restricted cash	$213,704	$—	$—	$213,704
Receivables from derivative contracts	—	162,862	—	162,862

	$213,704	$162,862	$—	$376,566

Liabilities:
Liabilities from derivative contracts	$—	$1,807	$—	$1,807

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

As of June 30, 2010 and December 31, 2009, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company’s derivative contracts is a lender in the Company’s Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s Senior Credit Agreement approximates carrying value because the facility’s interest rate approximates current market rates. The following table presents the estimated fair values of the Company’s fixed interest rate, long-term debt instruments as of June 30, 2010 and December 31, 2009 (excluding premiums and discounts and any amounts that have been classified as current):

Long-Term Debt	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
10.5% $600 million senior notes	$600,000	$649,500	$600,000	$658,500
7.875% $800 million senior notes	800,000	824,000	800,000	804,000
9.125% $775 million senior notes	768,725	805,239	768,725	805,239
7.125% $275 million senior notes	272,375	273,328	272,375	273,056
9.875% senior notes	—	—	224	227

	$2,441,100	$2,552,067	$2,441,324	$2,541,022

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

The Company recorded the following activity related to its ARO liability for the six months ended June 30, 2010 (in thousands):

Liability for asset retirement obligation as of December 31, 2009	$44,000
Liabilities settled and divested (1)	(11,142)
Additions	3,945
Acquisitions	28
Accretion expense	1,036

Liability for asset retirement obligation as of June 30, 2010	$37,867

(1)	Refer to Note 2, “Acquisitions and Divestitures” for more details on the Company’s divestiture activities.

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

Commitments

The Company leases corporate office space in Houston, Texas and Tulsa, Oklahoma as well as a number of other field office locations. In addition, the Company has lease commitments related to certain vehicles, machinery and equipment under long-term operating leases. Rent expense was $2.9 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the Company had the following commitments:

	Total Obligation Amount(1)	Years Remaining
	(in thousands)
Natural gas transportation commitments	$1,972,597	19
Drilling rig commitments	238,286	3
Non-cancelable operating leases	31,411	9
Various contractual commitments (including, among other things, pipeline and well equipment, and obtaining and processing seismic data)	80,052	3

Total commitments	$2,322,346

(1)	On May 21, 2010, the Company created a new joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville Shale formation. As part of this transaction, the Company is committed to contribute up to an additional $143 million as of June 30, 2010, in capital during 2010 and 2011 if KinderHawk cannot finance its planned capital expenditures. In addition, the Company is obligated to deliver minimum annual quantities of natural gas to KinderHawk equal to 50% of the Company’s annual projected production from Petrohawk operated wells located on certain dedicated acreage from the Haynesville and Bossier Shales in North Louisiana for the next five years, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. The Company pays to KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. See Note 2, “Acquisitions and Divestitures” for more details.

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

At June 30, 2010 the Company has entered into commodity collars, swaps, and put options. The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net (loss) gain on derivatives contracts” on the condensed consolidated statements of operations.

At June 30, 2010, the Company had 107 open commodity derivative contracts summarized in the tables below: 84 natural gas collar arrangements, one natural gas swap arrangement, ten natural gas put options, ten crude oil collar arrangements, and two crude oil swap arrangements. Derivative commodity contracts settle based on NYMEX WTI and Henry Hub prices which may differ from the actual price received by the Company for the sale of its oil and natural gas production.

At December 31, 2009, the Company had 77 open commodity derivative contracts summarized in the tables below: 61 natural gas collar arrangements, one natural gas swap arrangement, 13 natural gas put options and two crude oil swap arrangements.

All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009:

Derivatives not designated as hedging contracts under ASC 815	Asset derivative contracts			Liability derivative contracts
	Balance sheet location	June 30, 2010	December 31, 2009	Balance sheet location	June 30, 2010	December 31, 2009
		(In thousands)			(In thousands)
Commodity contracts	Current assets— receivables from derivative contracts	$182,260	$112,441	Current liabilities—liabilities from derivative contracts	$(224)	$(1,807)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	98,426	50,421	Other noncurrent liabilities—liabilities from derivative contracts	—	—

Total derivatives not designated as hedging contracts under ASC 815		$280,686	$162,862		$(224)	$(1,807)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s condensed consolidated statements of operations:

Derivatives not designated as hedging contracts under ASC 815	Location of gain or (loss) recognized in income on derivative contracts	Amount of gain or (loss) recognized in income on derivative contracts three months ended June 30,		Amount of gain or (loss) recognized in income on derivative contracts six months ended June 30,
		2010	2009	2010	2009
		(In thousands)		(In thousands)
Commodity contracts:
Unrealized (loss) gain on commodity contracts	Other income (expenses)—net (loss) gain on derivative contracts	$(87,424)	$(84,626)	$102,671	$16,139
Realized gain on commodity contracts	Other income (expenses)—net (loss) gain on derivative contracts	70,799	98,074	95,407	179,221

Total net (loss) gain on commodity contracts		$(16,625)	$13,448	$198,078	$195,360

Interest rate swaps:
Unrealized gain on interest rate swaps	Other income (expenses)—net (loss) gain on derivative contracts	$—	$2,280	$—	$2,280
Realized gain on interest rate swaps	Other income (expenses)—net (loss) gain on derivative contracts	—	278	—	288

Total net gain on interest rate swaps		$—	$2,558	$—	$2,568

Total net (loss) gain on derivative contracts	Other income (expenses)—net (loss) gain on derivative contracts	$(16,625)	$16,006	$198,078	$197,928

At June 30, 2010, the Company had the following open derivative contracts:

Period	Instrument	Commodity	June 30, 2010
			Volume in Mmbtu’s/ Bbl’s	Floors		Ceilings
				Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
July 2010-December 2010	Collars	Natural gas	69,920,000	$5.00 - $7.00	$5.97	$9.00 - $10.00	$9.21
July 2010-December 2010	Swaps	Natural gas	920,000	8.22	8.22
July 2010-December 2010	Put Options	Natural gas	18,400,000	5.00	5.00
July 2010-December 2010	Collars	Oil	368,000	80.00	80.00	96.75 - 97.00	96.88
July 2010-December 2010	Swaps	Oil	138,000	75.15 - 75.55	75.28
January 2011-December 2011	Collars	Natural gas	189,800,000	5.50 - 6.00	5.55	9.00 - 10.30	9.66
January 2011-December 2011	Collars	Oil	1,460,000	75.00 - 80.00	78.75	100.05 -101.00	100.34
January 2012-December 2012	Collars	Natural gas	78,690,000	5.00	5.00	7.50 - 8.00	7.55
January 2012-December 2012	Collars	Oil	1,464,000	80.00	80.00	102.00 - 102.45	102.18

At December 31, 2009, the Company had the following open derivative contracts:

Period	Instrument	Commodity	December 31, 2009
			Volume in Mmbtu’s/ Bbl’s	Floors		Ceilings
				Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2010-December 2010	Collars	Natural gas	138,700,000	$5.00 - $7.00	$5.97	$9.00 - $10.00	$9.21
January 2010-December 2010	Swaps	Natural gas	1,825,000	8.22	8.22
January 2010-December 2010	Put Options	Natural gas	25,640,000	4.49 - 5.00	4.87
January 2010-December 2010	Swaps	Oil	273,750	75.15 - 75.55	75.28
January 2011-December 2011	Collars	Natural gas	142,350,000	5.50 - 6.00	5.56	9.00 - 10.30	9.88

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

Warrants, Options and Stock Appreciation Rights

During the six months ended June 30, 2010, the Company granted stock options covering 2.1 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $17.90 to $23.58 with a weighted average price of $21.20. These awards vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At June 30, 2010, the unrecognized compensation expense related to non-vested stock appreciation rights and stock options totaled $20.3 million and will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.4 years.

During the six months ended June 30, 2009, the Company granted stock options covering 1.5 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $15.23 to $26.12 with a weighted average price of $15.36. These awards vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date.

During the six months ended June 30, 2009, there were 0.6 million warrants exercised at a price of $3.30 per share which represented the remaining outstanding warrants granted in conjunction with the recapitalization of the Company by the PHAWK, LLC transaction in the second quarter of 2004.

Restricted Stock

During the six months ended June 30, 2010, the Company granted 1.1 million shares of restricted stock to employees of the Company and non-employee directors. These restricted shares were granted at prices ranging from $17.90 to $23.58 with a weighted average price of $21.21. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and the non-employee directors’ shares vest six months from the date of grant. At June 30, 2010, the unrecognized compensation expense related to non-vested restricted stock totaled $23.5 million and was to be recognized on a straight-line basis over the weighted average remaining vesting period of 1.4 years.

During the six months ended June 30, 2009, the Company granted 0.6 million shares of restricted stock to employees of the Company and non-employee directors. These restricted shares were granted at prices ranging from $15.23 to $26.12 with a weighted average price of $15.40. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and the non-employee directors’ shares vest six months from the date of grant.

Assumptions

The assumptions used in calculating the fair value of the Company’s stock-based compensation are disclosed in the following table:

	Six Months Ended June 30,
	2010	2009
Weighted average value per option granted during the period	$10.31	$7.18
Assumptions (1):
Stock price volatility	62.0%	70.0%
Risk free rate of return	2.02%	1.49%
Expected term	4.0 years	3.0 years

(1)	The Company’s estimated future forfeiture rate is approximately 5% based on the Company’s historical forfeiture rate. Calculated using the Black-Scholes fair value based method. The Company does not pay dividends on its common stock.

10. EARNINGS PER SHARE

The following represents the calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Basic
Net income (loss)	$13,495	$(22,004)	$169,630	$(1,021,757)

Weighted average basic number of shares outstanding	300,426	274,146	300,292	266,145

Basic net income (loss) per share	$0.04	$(0.08)	$0.56	$(3.84)

Diluted
Net income (loss)	$13,495	$(22,004)	$169,630	$(1,021,757)

Weighted average basic number of shares outstanding	300,426	274,146	300,292	266,145
Common stock equivalent shares representing shares issuable upon exercise of stock options and stock appreciation rights	883	Anti-dilutive	1,286	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	—	Anti-dilutive	—	Anti-dilutive
Common stock equivalent shares representing shares included upon vesting of restricted shares	1,137	Anti-dilutive	1,137	Anti-dilutive

Weighted average diluted number of shares	302,446	274,146	302,715	266,145

Diluted net income (loss) per share	$0.04	$(0.08)	$0.56	$(3.84)

Common stock equivalents, including stock options, stock appreciation rights (SARS) and warrants, totaling 0.2 million and 2.2 million shares were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2010 as the effect would have been anti-dilutive because the grant prices were greater than the average market price of the common shares. Common stock equivalents, including stock options, SARS and warrants, totaling 2.7 million and 2.6 million shares were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive for the three and six months ended June 30, 2009 due to the net losses.

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Accounts receivable:
Oil and natural gas revenues	$104,462	$100,294
Marketing revenues	35,908	38,180
Joint interest accounts	90,866	75,316
Income and other taxes receivable	28,485	22,743
Other	6,568	2,731

	$266,289	$239,264

Prepaids and other:
Prepaid insurance	$2,240	$2,478
Prepaid drilling costs	45,491	27,617
Other	3,115	2,339

	$50,846	$32,434

Accounts payable and accrued liabilities:
Trade payables	$102,935	$75,549
Revenues and royalties payable	148,317	155,568
Accrued oil and natural gas capital costs	241,863	175,369
Accrued midstream capital costs	31,631	29,570
Accrued interest expense	68,641	69,410
Prepayment liabilities	28,656	36,714
Accrued lease operating expenses	9,304	11,407
Accrued ad valorem taxes payable	10,655	5,151
Accrued employee compensation	13,167	11,820
Income taxes payable	47,501	533
Other	60,499	62,080

	$763,169	$633,171

12. SEGMENTS

In accordance with ASC 280, Segment Reporting, the Company has identified two reportable segments: oil and natural gas and midstream. The oil and natural gas segment is responsible for acquisition, exploration, development and production of oil and natural gas properties, while the midstream segment is responsible for gathering and treating natural gas for the Company and third parties. The Company’s Chief Operating Decision Maker evaluates the performance of the reportable segments based on “Income (loss) before income taxes”.

In the beginning of the fourth quarter of 2009, the Company made a strategic decision to focus on and allocate resources to its midstream division. The decision to designate the midstream division as a separate business segment was due primarily to the growth and success within the division as a result of the significant investment of capital during 2009, as well as the Company’s intention to increase third party throughput. As discussed in Note 2, “Acquisitions and Divestitures” and Note 13 “Equity Method Investment”, on May 21, 2010, the Company contributed its Haynesville Shale gathering and treating business to form a new joint venture entity with Kinder Morgan. The Company accounts for its 50% investment in the new entity, KinderHawk Field Services LLC, under the equity method and the revenues and expenses associated with the Haynesville Shale gathering and treating business are no longer presented within the Company’s consolidated revenues and expenses in the condensed consolidated income statements. Although the Haynesville Shale gathering and treating business represents a significant portion of the Company’s midstream segment revenues and expenses, the Company’s midstream segment continues to operate in the Fayetteville and Eagle Ford Shales. The Company pays to KinderHawk negotiated gathering and treating fees, which are included in “Gathering, transportation and other” on the condensed consolidated income statements, and are discussed further in Note 2, “Acquisitions and Divestitures.”

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

Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Oil and Natural Gas	Midstream	Intersegment Eliminations	Consolidated Total
For the three months ended June 30, 2010:
Revenues	$347,172	$6,331	$—	$353,503
Intersegment revenues	—	14,786	(14,786)	—

Total revenues	$347,172	$21,117	$(14,786)	$353,503
Gathering, transportation and other	(45,075)	(4,581)	14,786	(34,870)
Depletion, depreciation and amortization	(99,375)	(1,800)	—	(101,175)
General and administrative	(32,374)	(10,967)	—	(43,341)
Amortization of deferred gain	—	64,367	—	64,367
Interest expense and other	(60,767)	(766)	—	(61,533)
Equity investment income	—	2,047	—	2,047

(Loss) income before income taxes	$(47,000)	$68,918	$—	$21,918
Total assets	$6,651,621	$816,136	$(27,643)	$7,440,114
Capital expenditures	$(572,951)	$(95,587)	$—	$(668,538)

For the three months ended June 30, 2009:
Revenues	$221,294	$6,006	$—	$227,300
Intersegment revenues	—	9,946	(9,946)	$—

Total revenues	$221,294	$15,952	$(9,946)	$227,300
Gathering, transportation and other	(26,937)	(5,642)	9,946	(22,633)
Depletion, depreciation and amortization	(81,685)	(2,750)	—	(84,435)
General and administrative	(22,369)	(1,623)	—	(23,992)
Interest expense and other	(52,314)	(3,566)	—	(55,880)

(Loss) income before income taxes	$(37,552)	$2,180	$—	$(35,372)
Total assets	$5,490,217	$362,596	$(21,196)	$5,831,617
Capital expenditures	$(358,855)	$(74,215)	$—	$(433,070)

For the six months ended June 30, 2010:
Revenues	$777,882	$15,937	$—	$793,819
Intersegment revenues	—	39,138	(39,138)	—

Total revenues	$777,882	$55,075	$(39,138)	$793,819
Gathering, transportation and other	(91,716)	(11,672)	39,138	(64,250)
Depletion, depreciation and amortization	(201,307)	(5,942)	—	(207,249)
General and administrative	(62,909)	(12,640)	—	(75,549)
Amortization of deferred gain	—	64,367	—	64,367
Interest expense and other	(115,170)	(9,209)	—	(124,379)
Equity investment income	—	2,047	—	2,047

Income before income taxes	$196,458	$80,733	$—	$277,191
Total assets	$6,651,621	$816,136	$(27,643)	$7,440,114
Capital expenditures	$(1,217,323)	$(162,805)	$—	$(1,380,128)

	Oil and Natural Gas	Midstream	Intersegment Eliminations	Consolidated Total

For the six months ended June 30, 2009:
Revenues	$478,541	$12,214	$—	$490,755
Intersegment revenues	—	17,456	(17,456)	—

Total revenues	$478,541	$29,670	$(17,456)	$490,755
Gathering, transportation and other	(52,185)	(8,398)	17,456	(43,127)
Depletion, depreciation and amortization	(193,749)	(4,942)	—	(198,691)
Full cost ceiling impairment	(1,732,486)	—	—	(1,732,486)
General and administrative	(41,102)	(2,529)	—	(43,631)
Interest expense and other	(103,885)	(8,063)	—	(111,948)

(Loss) income before income taxes	$(1,652,413)	$5,317	$—	$(1,647,096)
Total assets	$5,490,217	$362,596	$(21,196)	$5,831,617
Capital expenditures	$(750,394)	$(143,059)	$—	$(893,453)

13. EQUITY METHOD INVESTMENT

The Company’s investment in an unconsolidated entity in which the Company does not have a majority interest, but does have significant influence, is accounted for under the equity method. Under the equity method of accounting, the Company’s share of net income (loss) from the equity affiliate is reflected as an increase (decrease) in its investment account and is also recorded as equity investment income (loss). Distributions from the equity affiliate are recorded as reductions of the Company’s investment and contributions to the equity affiliate are recorded as increases of the Company’s investment. The Company’s equity method investment is included in “Other noncurrent assets” in the condensed consolidated balance sheets and the Company’s net share of earnings or losses is reported as “Equity investment income (loss)” in the condensed consolidated statements of operations.

The Company reviews its equity method investment for potential impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in the value of the investment has occurred.

Investment in KinderHawk Field Services LLC

As discussed in Note 2, “Acquisitions and Divestitures,” on May 21, 2010, the Company and Kinder Morgan formed a new joint venture entity, KinderHawk Field Services LLC, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville Shale formation. As part of the transaction, the Company contributed its Haynesville Shale gathering and treating business in Northwest Louisiana to KinderHawk and Kinder Morgan contributed approximately $921 million in cash, to the new entity. Each of the Company and Kinder Morgan owns a 50% membership interest in KinderHawk. The Company accounts for its 50% membership interest in KinderHawk as an equity method investment. As of June 30, 2010, the Company’s investment in KinderHawk totaled $205.5 million.

As a result of the transaction, the Company recorded a deferred gain of approximately $713.8 million for the difference between 50% of the net carrying value of the assets the Company contributed to the joint venture and the net cash proceeds from KinderHawk, representing the cash contributed by Kinder Morgan at closing for its 50% membership interest in KinderHawk. The Company will amortize the portion of the deferred gain equal to its capital commitment over the remainder of 2010 and 2011 as contributions to KinderHawk are made or upon expiration. In addition to the capital commitment, the Company guaranteed to deliver certain minimum volumes of natural gas through the Haynesville gathering system for the next five years, as discussed in Note 2, “Acquisitions and Divestitures”. The Company will amortize the remaining deferred gain as volumes are delivered through the Haynesville gathering system over the next five years.

The summarized unaudited income statement information for KinderHawk from May 21, 2010 (date of formation) through June 30, 2010 is as follows (in thousands):

Operating revenues	$10,858
Operating expenses	(6,704)

Operating income	4,154
Interest expense and other	(60)
Income tax expense	—

Net income available to KinderHawk	$4,094

14. SUBSEQUENT EVENT

The Company and its senior secured lenders are working on an amendment to the Company’s revolving credit agreement. The Company expects to finalize the amendment during the third quarter of 2010. The amended credit agreement is expected to, among other things, adjust the borrowing base to take into account the KinderHawk joint venture, adjust the specified interest rate margins paid by the Company on outstanding borrowings and extend the maturity of the facility from July 1, 2013 to July 1, 2014. Under the amended credit facility the borrowing base is expected to be approximately $1.1 billion, approximately $1.0 billion of which relates to the Company’s oil and natural gas properties and up to $100 million of which relates to the Company’s midstream assets, limited to the lesser of $100 million or 3.5 times midstream EBITDA. Amounts outstanding under the amended credit facility are expected to bear interest at specified margins over LIBOR of 2.00% to 3.00% for Eurodollar loans or at specified margins over ABR of 1.00% to 2.00% for ABR loans, revised from 2.25% to 3.25% for Eurodollar loans and .75% to 1.75% for ABR loans. These margins will fluctuate based on the utilization of the facility. As with the Company’s current revolving credit agreement, borrowings under the amended credit agreement are expected to be secured by first priority liens on substantially all of the Company’s assets, including all of the assets of, and equity interests in, the Company’s subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our results of operations and our current financial position for the three and six months ended June 30, 2010 and 2009 and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2009. Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Overview

We are an independent oil and natural gas company engaged in the exploration, development and production of predominately natural gas properties located onshore in the United States. Our business is comprised of an oil and natural gas segment and a midstream segment. Our oil and natural gas properties are concentrated in four premier domestic shale plays that we believe have decades of future development potential. We organize our oil and natural gas operations into two principal regions: the Mid-Continent, which includes our Louisiana, Arkansas and East Texas properties; and the Western, which includes our South Texas properties. Our midstream segment consists of our gathering subsidiary, Hawk Field Services, LLC (Hawk Field Services) which was formed to integrate our active drilling program with activities of third parties and to develop additional gathering and treating capacity serving the Haynesville Shale and Bossier Shale in North Louisiana, the Fayetteville Shale in Arkansas and the Eagle Ford Shale in South Texas. On May 21, 2010, Hawk Field Services contributed our Haynesville Shale gathering and treating business to a new joint venture entity, KinderHawk Field Services LLC in exchange for a 50% membership interest and approximately $921 million in cash. See further discussion of the new joint venture below.

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

The table below reflects our net undeveloped and mineral acreage as of December 31, 2009 that will expire by year if we do not establish production in paying quantities on the units in which such acreage is included or do not pay (or do not have the contractual right to pay) delay rentals or other extensions to maintain the lease.

Year	Percentage Expiration
2010	12%
2011	35%
2012	15%
2013	10%
2014	—
2015 & beyond	28%

100%

Our average daily oil and natural gas production increased 40% in the first six months of 2010, during which we averaged 625 million cubic feet of natural gas equivalent (Mmcfe) per day (Mmcfe/d) compared to average daily production of 448 Mmcfe/d during the first six months of 2009. The increase in production compared to the prior year period is driven by our drilling successes in the Haynesville, Fayetteville and Eagle Ford Shales as our production gains have made up for our sold production associated with our 2010 asset sales, as discussed below. Overall, we drilled or participated in the drilling of 403 gross wells (103.8 net wells) of which 401 gross (103.2 net) were successful, resulting in a success rate of 99%.

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

Our 2010 capital budget is focused on the development of non-proved reserve locations in our Haynesville, Bossier, Eagle Ford and Fayetteville Shale plays so that we can hold our acreage in these areas. We also believe these projects offer us the potential for high internal rates of return and reserve growth. Our original 2010 capital budget included spending of approximately $1.45 billion on drilling and completions, of which $900 million was allocated to our Haynesville and Bossier Shale properties, $350 million to our Eagle Ford Shale properties, $100 million to our Fayetteville Shale properties and $100 million to our remaining properties. On April 13, 2010, we announced a reallocation and $100 million reduction to our planned 2010 capital spending for drilling and completions. Our current 2010 capital budget includes spending for drilling and completions of approximately $1.35 billion and includes $850 million allocated to our Haynesville and Bossier Shale properties, $390 million to our Eagle Ford Shale properties, $85 million to our Fayetteville Shale properties and $25 million to our remaining properties. Recently, our costs for certain well completion services have begun to increase significantly, primarily in response to strong demand among oil and natural gas companies operating in the Eagle Ford and Haynesville Shale plays. We are actively engaged in efforts to control or offset these costs. However, if we are unable to control or offset these costs, we estimate that actual 2010 capital expenditures may exceed our current budget. We continually monitor our capital expenditures program and may alter our capital expenditures budget and future drilling plans in response to these and various other factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. To the extent these factors lead to reductions in our drilling plans or increases in our associated capital budgets in future periods, our financial position, cash flows and operating results could be adversely impacted.

One consequence of continued low natural gas prices is the possibility that we may be required to recognize additional non-cash impairment expense under the full cost method of accounting, which we use to account for our oil and natural gas exploration and development activities. We recorded full cost ceiling impairments before income taxes of approximately $1.8 billion during 2009 ($1.7 billion at March 31 and $106 million at December 31). At June 30, 2010, our net book value of oil and natural gas properties did not exceed the ceiling amount based on the 12-month average Henry Hub price of $4.10 per million British thermal unit (Mmbtu) and West Texas Intermediate (WTI) posted price of $75.61 per Bbl. Changes in prices, production rates, levels of reserves, future development costs, and other factors will determine our ceiling test calculation and impairment analyses in future periods.

During the third quarter of 2009, we announced our intent to strengthen our balance sheet by identifying potential asset dispositions for 2010, including a transaction involving our midstream assets, divesting Terryville Field in Northwest Louisiana, divesting our interest in the West Edmond Hunton Lime Unit (WEHLU) in Central Oklahoma as well as other non-core assets. To date, we have sold approximately $500 million in properties, including $155 million for the sale of our WEHLU Field in Oklahoma County, Oklahoma and $320 million for the sale of our Terryville Field in Lincoln and Claiborne Parishes, Louisiana. We also formed a joint venture, discussed in greater detail below, in which we received approximately $921 million (including approximately

$46 million in closing adjustments) for a 50% interest in our Haynesville Shale gathering and treating business in North Louisiana. During the second half of 2010 we intend to market our upstream and midstream assets in the Fayetteville Shale in Arkansas. A divestment will only occur if we receive bids that we determine are favorable. Any such closing would likely be in the fourth quarter of 2010 or the first quarter of 2011.

Hawk Field Services, LLC Joint Venture

On May 21, 2010, our wholly owned subsidiary, Hawk Field Services, and KM Gathering LLC (Kinder Morgan), an affiliate of Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership, formed a new joint venture pursuant to a Formation and Contribution Agreement (Contribution Agreement). The new joint venture entity, KinderHawk Field Services LLC (KinderHawk), engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville Shale formation. Pursuant to the Contribution Agreement, Hawk Field Services contributed to KinderHawk our Haynesville Shale gathering and treating business in Northwest Louisiana, and Kinder Morgan contributed approximately $921 million in cash ($875 million for a 50% membership interest in KinderHawk and $46 million for certain closing adjustments including 2010 capital expenditures through the closing date) to KinderHawk. We, along with Kinder Morgan, own a 50% membership interest in KinderHawk. KinderHawk distributed the approximate $921 million to us. The joint venture has an economic effective date of January 1, 2010, and we will continue to operate the business during a transition period, after which KinderHawk will assume operations. We account for our interest in KinderHawk under the equity method.

We are obligated to deliver minimum annual quantities of natural gas to KinderHawk equal to 50% of our annual projected production from Petrohawk operated wells located on certain dedicated acreage from the Haynesville and Bossier Shales in North Louisiana for the next five years, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. We pay KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. The gathering fee is equal to $0.34 per Mcf of natural gas delivered at KinderHawk’s receipt points. The treating fee is charged for gas delivered containing more than 2% by volume of carbon dioxide. For gas delivered containing between 2% and 5.5% carbon dioxide, the treating fee is between $0.030 and $0.345 per Mcf, and for gas containing over 5.5% carbon dioxide, the treating fee starts at $0.365 per Mcf and increases on a scale of $0.09 per Mcf for each additional 1% of carbon dioxide content.

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

Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. Future success in growing reserves and production will be highly dependent on our capital resources and our success in finding additional reserves. During 2008 and 2009, we raised $1.3 billion of debt (net of discounts and expenses) and $2.7 billion of equity capital (net of discounts and expenses). We expect to fund our future capital requirements through internally generated cash flows, borrowings under our Senior Credit Agreement, asset dispositions, and accessing the capital markets, if necessary. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including semi-annual redeterminations of our borrowing base, which may also be redetermined periodically at the discretion of our lenders, and covenants under our Senior Credit Agreement and our senior unsecured debt indentures. Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. We are subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.5 to 1.0. The second test applies only to borrowings under our Senior Credit Agreement that do not meet the first test and it limits these borrowings to the greater of a fixed sum (the most restrictive indenture limit being $100 million) and a percentage (the most restrictive indenture limit being 20%) of our adjusted consolidated net tangible assets (as defined in all of our indentures), which is determined using discounted future net revenues from proved natural gas and oil reserves as of the end of each year. Our borrowing base, EBITDA and consolidated net tangible assets are significantly influenced by, among other things, oil and natural gas prices. We strive to maintain financial flexibility while continuing our aggressive drilling plans and may access the capital markets to, among other things, maintain substantial borrowing capacity under our Senior Credit Agreement, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position and infrastructure projects. Our ability to complete future debt and equity offerings is subject to market conditions.

The Senior Credit Agreement provides for a $2.0 billion facility. After taking into account the sale of our interests in the Terryville and WEHLU fields, the borrowing base is $1.3 billion, $1.0 billion of which relates to our oil and natural gas properties and $300 million of which relates to our midstream assets. The Senior Credit Agreement was amended on May 17, 2010 to permit the transactions contemplated by the KinderHawk joint venture. The portion of the borrowing base which relates to our oil and natural gas properties will be redetermined on a semi-annual basis (with the Company and the lenders each having the right to one annual interim unscheduled redetermination) and adjusted based on our oil and natural gas properties, reserves, other indebtedness and other relevant factors. The component of the borrowing base related to our midstream assets is limited to the lesser of $300 million or 3.5 times midstream EBITDA, is automatically determined quarterly and is currently limited to approximately $29 million based on the EBITDA limitation.

We and our senior secured lenders are working on an amendment to our revolving credit agreement. We expect to finalize the amendment during the third quarter of 2010. The amended credit agreement is expected to, among other things, adjust the borrowing base to take into account the KinderHawk joint venture, adjust the specified interest rate margins paid by us on outstanding borrowings and extend the maturity of the facility from July 1, 2013 to July 1, 2014. Under the amended credit facility the borrowing base is expected to be approximately $1.1 billion, approximately $1.0 billion of which relates to our oil and natural gas properties and up to $100 million of which relates to our midstream assets, limited to the lesser of $100 million or 3.5 times midstream EBITDA. Amounts outstanding under the amended credit facility are expected to bear interest at specified margins over LIBOR of 2.00% to 3.00% for Eurodollar loans or at specified margins over ABR of 1.00% to 2.00% for ABR loans, revised from 2.25% to 3.25% for Eurodollar loans and 0.75% to 1.75% for ABR loans. These margins will fluctuate based on the utilization of the facility. As with our current revolving credit agreement, borrowings under the amended credit agreement are expected to be secured by first priority liens on substantially all of our assets, including all of the assets of, and equity interests in, our subsidiaries.

In conjunction with the KinderHawk joint venture discussed previously, we are obligated to commit up to an additional $143 million, as of June 30, 2010, in capital contributions to KinderHawk during 2010 and 2011, if KinderHawk is not able to fund its capital expenditures. Additional contributions above this amount can be made at our discretion. The obligation of capital contributions to KinderHawk could impact our development plans by reducing the amount of capital available to fund our drilling program. Capital contributions required to be made to KinderHawk will be factored into our overall analysis of capital resources and liquidity on an ongoing basis.

Our long-term cash flows are subject to a number of variables including our level of oil and natural gas production and commodity prices, as well as various economic conditions that have historically affected the oil and natural gas industry. If oil and natural gas prices remain at their current levels for a prolonged period of time or if oil and natural gas prices decline, our ability to fund our capital expenditures, reduce debt, meet our financial obligations and become profitable may be materially impacted.

Cash Flow

Our primary sources of cash for the six months ended June 30, 2010 were funds from asset sales and operating activities, which were partially offset by net repayments of our Senior Credit Agreement and cash used in investing activities to fund our drilling program and acquisition activities. Our primary sources of cash for the six months ended June 30, 2009 were from operating and financing activities. Proceeds from the sale of common stock, the issuance of new senior debt and cash received from operations were offset by repayments of our Senior Credit Agreement and cash used in investing activities to fund our drilling program and acquisition activities. Cash received from asset sales and cash received from operations were offset by repayments of our Senior Credit Agreement and cash used in investing activities to fund our drilling program and acquisition activities. Operating cash flow fluctuations were substantially driven by changes in commodity prices and changes in our production volumes. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our future capital expenditures. Prices for oil and natural gas have historically been subject to seasonal influences typically characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. See “Results of Operations” below for a review of the impact of prices and volumes on revenues.

Net increase (decrease) in cash is summarized as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows provided by operating activities	$319,526	$326,116
Cash flows used in investing activities	(92,114)	(787,464)
Cash flows (used in) provided by financing activities	(226,781)	457,203

Net increase (decrease) in cash	$631	$(4,145)

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 were $319.5 million and $326.1 million, respectively.

Net cash provided by operating activities decreased in 2010 due to the decrease in realized gains on our derivative contracts from $179.2 million for the six months ended June 30, 2009 to $95.4 million for the same period in 2010. This decrease was offset by a 19% increase in our average realized natural gas equivalent price compared to the same period in the prior year as well as a 40% increase in our average daily production volumes due to our drilling successes in the Haynesville, Fayetteville and Eagle Ford Shales. Our natural gas equivalent price increased $0.76 per Mcfe to $4.77 per Mcfe from $4.01 per Mcfe in the prior year. Production for the first six months of 2010 averaged 625 Mmcfe/d compared to 448 Mmcfe/d during the same period of 2009. As a result of our 2010 capital budget program, we expect to continue to increase our production volumes throughout 2010 and 2011. However, we are unable to predict future production levels or future commodity prices with certainty, and, therefore, we cannot provide any assurance about future levels of net cash provided by operating activities.

Investing Activities. The primary driver of cash used in investing activities is capital spending, inclusive of acquisitions and net of dispositions. Cash used in investing activities was $92.1 million and $787.5 million for the six months ended June 30, 2010 and 2009, respectively.

During the first six months of 2010, we spent $1.2 billion on oil and natural gas capital expenditures. To date in 2010, we participated in the drilling of 403 gross wells (103.8 net wells). We spent an additional $173.8 million on other operating property and equipment expenditures, primarily to fund the development of our gathering systems in the Haynesville Shale in Northwest Louisiana and the Eagle Ford Shale in South Texas.

On May 21, 2010, our wholly owned subsidiary, Hawk Field Services, and Kinder Morgan entered into a joint venture arrangement to create a new entity, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville Shale formation. Hawk Field Services contributed to KinderHawk our Haynesville Shale gathering and treating business in Northwest Louisiana, and Kinder Morgan contributed approximately $921 million in cash ($875 million for a 50% membership interest in KinderHawk and $46 million for certain closing adjustments including 2010 capital expenditures through the closing date) to KinderHawk. We, along with Kinder Morgan, own a 50% membership interest in KinderHawk. KinderHawk distributed the approximate $921 million to us.

On May 12, 2010, we completed the sale of our interest in Terryville Field, located in Lincoln and Claiborne Parishes, Louisiana for $320 million before customary closing adjustments. Proceeds from the sale were recorded as a reduction to the carrying value of our full cost pool with no gain or loss recorded. The transaction had an effective date of January 1, 2010. In conjunction with the closing, we deposited $75 million with a qualified intermediary to facilitate like-kind exchange transactions. At June 30, 2010, we had $57.2 million remaining for use in future acquisitions.

On April 30, 2010, we completed the sale of our interest in the WEHLU Field in Oklahoma County, Oklahoma for $155 million before customary closing adjustments. Proceeds from the sale were recorded as a reduction to the carrying value of our full cost pool with no gain or loss recorded. The transaction had an effective date of April 1, 2010. In conjunction with the closing, we assigned 5 natural gas swaps and 5 crude oil swaps to one of the purchasers.

During the first six months of 2010, we sold our interests in various non-core properties for aggregate proceeds of approximately $38 million. Proceeds from the sales were recorded as a reduction to the carrying value of our full cost pool with no gain or loss recorded.

On October 30, 2009, we sold our Permian Basin properties for $376 million in cash, before customary closing adjustments. Proceeds from the sale were recorded as a reduction to the carrying value of our full cost pool with no gain or loss recorded.

During the first six months of 2010, we purchased a net $281.0 million of marketable securities. These marketable securities were classified and accounted for as trading securities and were used primarily to fund a portion of our 2010 capital program.

During the first six months of 2010, we had a net decrease in restricted cash of $156.5 million. Restricted cash was used to fund a portion of our 2010 oil and natural gas acquisitions.

During the first six months of 2009, we spent $748.1 million on oil and natural gas capital expenditures. We participated in the drilling of 297 gross wells (75.2 net wells). We spent an additional $145.4 million on other property and equipment expenditures, primarily to fund the completion of gathering systems in the Fayetteville Shale in Arkansas and the development of our gathering systems in the Haynesville Shale in Northwest Louisiana and the Eagle Ford Shale in Texas.

During the first six months of 2009, we sold a net $106.0 million of marketable securities. These marketable securities were classified and accounted for as trading securities and were used primarily to fund a portion of our 2009 capital program.

Financing Activities. Net cash flows used in financing activities for the six months ended June 30, 2010 were $226.8 million and net cash flows provided by financing activities for the six months ended June 30, 2009 were $457.2 million.

On March 4, 2009, we sold an aggregate of 22.0 million shares of our common stock in an underwritten public offering. The net proceeds from this offering were approximately $376 million, after deducting underwriting discounts and commissions and expenses.

On January 27, 2009, we completed a private placement offering to eligible purchasers of an aggregate principal amount of $600 million 10.5% senior notes due 2014 (the 2014 Notes). The net proceeds from the sale of the 2014 Notes were approximately $535.4 million, after deducting the initial purchasers’ discounts and offering expenses and commissions.

Capital financing and excess cash flow from operations are used to repay borrowings under our Senior Credit Agreement to the extent available. During the first six months of 2010, we had net repayments of borrowings of $223.8 million. During the first six months of 2009, we had net borrowings of $92.5 million.

Contractual Obligations

We have no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements other than those described below. Our level of capital expenditures will vary in future periods depending on the success we experience in our acquisition, development and exploration activities, oil and natural gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities. The following table summarizes our contractual obligations and commitments as of June 30, 2010:

	Total Obligation Amount(1)	Years Remaining
	(in thousands)
Natural gas transportation commitments	$1,972,597	19
Drilling rig commitments	238,286	3
Non-cancelable operating leases	31,411	9
Various contractual commitments (including, among other things, pipeline and well equipment, and obtaining and processing seismic data)	80,052	3

Total commitments	$2,322,346

(1)	On May 21, 2010, we created a new joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville Shale formation. As part of this transaction, we are committed to contribute up to an additional $143 million as of June 30, 2010 in capital during 2010 and 2011 if KinderHawk cannot finance its planned capital expenditures. In addition, we are obligated to deliver minimum annual quantities of natural gas to KinderHawk equal to 50% of our annual projected production from Petrohawk operated wells located on certain dedicated acreage from the Haynesville and Bossier Shales in North Louisiana for the next five years, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. We pay to KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2009, other than as discussed below.

On May 21, 2010, we created a new joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville Shale formation. As part of the transaction, we contributed our Haynesville Shale gathering and treating business in Northwest Louisiana to KinderHawk and Kinder Morgan contributed approximately $921 million in cash to the new entity. We and Kinder Morgan each own a 50% membership interest in KinderHawk. We account for our 50% membership interest in KinderHawk as an equity method investment. As a result of the transaction, we recorded a deferred gain of approximately $713.8 million for the difference between 50% of the net carrying value of the assets we contributed to the joint venture and the net cash proceeds from KinderHawk, representing the cash contributed by Kinder Morgan at closing for its 50% membership interest in KinderHawk. We will amortize the portion of the deferred gain equal to our capital commitment over the remainder of 2010 and 2011 as contributions to KinderHawk are made or upon expiration. In addition to the capital commitment, we guaranteed to deliver certain minimum volumes of natural gas through the Haynesville gathering system for the next five years. We will amortize the remaining deferred gain as volumes are delivered through the Haynesville gathering system over the next five years. This amortization is included in “Income (loss) from operations” in our condensed consolidated statements of income.

Results of Operations

Quarters Ended June 30, 2010 and 2009

We reported net income of $13.5 million for the three months ended June 30, 2010 compared to a net loss of $22.0 million for the comparable period in 2009, resulting in a net change of $35.5 million. This change was primarily attributable to the amortization of our deferred gain on the sale of our Haynesville gas gathering system of $64.4 million offset by our loss on derivative contracts of $16.6 million in 2010 compared to a gain of $16.0 million in the prior year.

In thousands (except per unit and per Mcfe amounts)	Three Months Ended June 30,		Change
	2010	2009
Net income (loss)	$13,495	$(22,004)	$35,499
Operating revenues:
Oil and natural gas	239,834	157,977	81,857
Marketing	107,338	63,317	44,021
Midstream	6,331	6,006	325
Expenses:
Marketing	117,309	60,292	57,017
Production:
Lease operating	16,384	18,704	(2,320)
Workover and other	1,571	205	1,366
Taxes other than income	5,191	12,537	(7,346)
Gathering, transportation and other:
Oil and natural gas	30,289	16,991	13,298
Midstream	4,581	5,642	(1,061)
General and administrative:
General and administrative	37,033	20,185	16,848
Stock-based compensation	6,308	3,807	2,501
Depletion, depreciation and amortization:
Depletion—Full cost	98,133	80,656	17,477
Depreciation—Midstream	1,774	2,735	(961)
Depreciation—Other	770	689	81
Accretion expense	498	355	143
Amortization of deferred gain	64,367	—	64,367
Net (loss) gain on derivative contracts	(16,625)	16,006	(32,631)
Interest expense and other	(61,533)	(55,880)	(5,653)
Equity investment income	2,047	—	2,047
Income tax (provision) benefit	(8,423)	13,368	(21,791)

Production:
Natural gas—Mmcf	54,494	40,927	13,567
Crude oil—MBbl	225	407	(182)
Natural gas liquids—MBbl	179	93	86
Natural gas equivalent – Mmcfe (1)	56,918	43,927	12,991
Daily production—Mmcfe (1)	625	483	142

Average price per unit (2):
Natural gas price—Mcf	$3.97	$3.26	$0.71
Crude oil price—Bbl	74.55	53.72	20.83
Natural gas liquids price—Bbl	36.30	27.25	9.05
Equivalent—Mcfe (1)	4.21	3.60	0.61

Average cost per Mcfe:
Production:
Lease operating	0.29	0.43	(0.14)
Workover and other	0.03	—	0.03
Taxes other than income	0.09	0.29	(0.20)
Gathering, transportation and other:
Oil and natural gas	0.53	0.39	0.14
Midstream	0.08	0.13	(0.05)
General and administrative:
General and administrative	0.65	0.46	0.19
Stock-based compensation	0.11	0.09	0.02
Depletion	1.72	1.84	(0.12)

(1)	Oil and natural gas liquids are converted to equivalent gas production using a 6:1 equivalent ratio. This ratio does not assume price equivalency and given price differentials, the price for a barrel of oil equivalent for natural gas may differ significantly from the price for a barrel of oil.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

For the three months ended June 30, 2010, oil and natural gas revenues increased $81.9 million from the same period in 2009, to $239.8 million. The increase was primarily due to the increase in our production of 12,991 Mmcfe, or 29.6% over the three months ended June 30, 2009, primarily due to our drilling successes in resource-style plays in Louisiana, Arkansas and Texas. Increased production contributed to approximately $47 million in revenues for the three months ended June 30, 2010. Also contributing to this increase was an increase of $0.61 per Mcfe in our realized average price to $4.21 per Mcfe from $3.60 per Mcfe in the prior year period. This increase per Mcfe led to an increase in oil and natural gas revenues of $35 million.

We had marketing revenues of $107.3 million and marketing expenses of $117.3 million for the three months ended June 30, 2010, resulting in a net loss of $10.0 million as compared to a net gain of $3.0 million for the same period in 2009. A subsidiary of ours purchases and sells third party natural gas produced from wells we operate. We report the revenues and expenses related to these marketing activities on a gross basis as part of our operating revenues and operating expenses. Marketing revenues are recorded at the time natural gas is physically delivered to third parties at a fixed or index price. Marketing expenses attributable to gas purchases are recorded as we take physical title to the natural gas and transport the purchased volumes to the point of sale. Our net loss for the three months ended June 30, 2010 is primarily attributable to decreased margins, the amortization of our acquired transportation contracts and payments for unused pipeline capacity.

We had gross revenues from our midstream segment of $21.1 million for the three months ended June 30, 2010 compared to the same period in 2009 of $16.0 million, an increase of $5.1 million of which $4.8 million represents inter-segment revenues that are eliminated in consolidation. The remaining $0.3 million increase represents gathering and treating revenues from third party owners in our operated wells and revenues associated with third party producers. On a net basis, we had revenues of $6.3 million for the three months ended June 30, 2010, an increase of $0.3 million from the prior year. The increase in revenues was directly related to an increase in throughput on our gathering systems and treating facilities and connecting additional wells to our gathering systems. Gathering throughput increased 8.7 Bcf to 36.6 Bcf for the three months ended June 30, 2010 compared to 27.9 Bcf for the three months ended June 30, 2009. The throughput increase resulted from the constructing of 57 miles of gathering pipeline and connecting 38 additional wells in the Eagle Ford and Fayetteville Shales during the period from July 1, 2009 through June 30, 2010, as well as, the constructing of approximately 100 miles and connecting 75 additional wells in the Haynesville Shale during the period from July 1, 2009 through May 20, 2010. As of June 30, 2010, we constructed 206 miles of gathering pipeline in the Eagle Ford and Fayetteville Shales. As of May 20, 2010, we constructed approximately 204 miles of gathering pipeline in the Haynesville Shale, which on May 21, 2010 we contributed to KinderHawk. Treating throughput increased 7.8 Bcf to 28.5 Bcf for the three months ended June 30, 2010 compared to 20.7 Bcf for the three months ended June 30, 2009, which was the result of additional wells coming on line and a greater treating capacity from the associated amine plants installed. As of June 30, 2010, we had two amine plants in service in the Eagle Ford Shale. As of May 20, 2010, we had 17 amine plants in service in the Haynesville Shale.

Lease operating expenses decreased $2.3 million for the three months ended June 30, 2010 primarily due to our continued cost control efforts as well as the sale of our higher cost properties in 2009 and 2010. On a per unit basis, lease operating expenses decreased $0.14 per Mcfe to $0.29 per Mcfe in 2010 from $0.43 per Mcfe in 2009. The decrease on a per unit basis is primarily due to the increase in production during 2010 from our resource-style plays which typically have a lower per unit operating cost. Additionally, the sale of our Permian Basin properties in the fourth quarter of 2009, as well as the sale of our Terryville and WEHLU properties in the second quarter of 2010, contributed to a decrease in costs for the three months ended June 30, 2010 over the same period in 2009 as these properties historically operated with higher operating costs per unit.

Taxes other than income decreased $7.3 million for the three months ended June 30, 2010 as compared to the same period in 2009. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a fixed rate based on production or as a percentage of gross oil and natural gas sales. On a per unit basis, taxes other than income decreased $0.20 per Mcfe to $0.09 per Mcfe compared to $0.29 per Mcfe in 2009. This decrease on a per unit basis is primarily attributable to severance tax refunds related to drilling incentives for horizontal wells in the Haynesville Shale where we have continued to expand our capital and drilling program, and for horizontal wells in Texas and Oklahoma. For the three months ended June 30, 2010, we recorded $11.1 million associated with severance tax refunds on horizontal wells that we drilled.

Gathering, transportation and other expense attributable to our oil and natural gas production segment increased $13.3 million, for the three months ended June 30, 2010 as compared to the same period in 2009. This increase was primarily due to the closing of our KinderHawk joint venture with Kinder Morgan on May 21, 2010, as gathering and treating fees now paid to KinderHawk historically had been paid to Hawk Field Services and eliminated in consolidation. We now pay $0.34 per Mcf of gas that is delivered at KinderHawk’s receipt points for gathering and a treating fee that ranges between $0.030 per Mcf and $0.365 per Mcf or more depending on carbon dioxide content. On a per unit basis, gathering, transportation and other expenses increased $0.14 per Mcfe to $0.53 per Mcfe in 2010 compared to $0.39 per Mcfe in 2009, which increase on a per unit basis is also primarily attributable to the gathering and treating fees we are paying to KinderHawk which historically had been paid to Hawk Field Services and eliminated in consolidation.

Gathering, transportation and other expenses attributable to our midstream segment decreased $1.1 million for the three months ended June 30, 2010 compared to the same period in 2009. This decrease was primarily due to a decrease in costs associated with the Fayetteville Shale which was still in the development stages of operations through the first half of 2009. Gathering and treating throughput increased 16.5 Bcf to 65.1 Bcf for the three months ended June 30, 2010 compared to 48.6 Bcf for the three months ended June 30, 2009, which includes 20.7 Bcf of treating throughput. Gathering, transportation and other expense per Mcf for the three months ended June 30, 2010 was $0.07 per Mcf compared to $0.12 per Mcf for the three months ended June 30, 2009, a decrease of $0.05 per Mcf or 42% based on our total throughput.

General and administrative expense for the three months ended June 30, 2010 increased $16.8 million as compared to the same period in 2009. This increase is primarily attributable to the closing of our joint venture with Kinder Morgan. In conjunction with the formation of KinderHawk, we paid $7.5 million for services to our advisors on the transaction. This increase was also attributable to a $4.3 million increase in payroll and employee costs, including salaries, medical and incentives associated with the building of our work force as a result of the continued growth in our Company. In addition, professional fees increased $4.3 million.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs associated with the evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. Depletion expense increased $17.5 million for the three months ended June 30, 2010 from the same period in 2009, to $98.1 million. On a per unit basis, depletion expense decreased $0.12 per Mcfe to $1.72 per Mcfe. This decrease on a per unit basis is primarily due to the ceiling test impairment write-down of $106 million we recorded at December 31, 2009 as well as our property sales in 2009 and 2010.

Depreciation expense associated with our gas gathering systems decreased $1.0 million to $1.8 million for the three months ended June 30, 2010. This decrease was primarily due to the contribution of the gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk and resulted in a $420 million decrease in gas gathering system and equipment assets. We depreciate our gas gathering systems over a 30 year useful life and begin depreciating on the estimated placed in service date.

On May 21, 2010, we contributed our Haynesville Shale gathering and treating business in exchange for a 50% membership interest in a new joint venture entity, KinderHawk, and approximately $921 million in cash. As a result of this transaction, we recorded a deferred gain of approximately $713.8 million for the difference between 50% of the net carrying value of the assets we contributed to the joint venture and the net cash proceeds from KinderHawk, representing the cash contributed by Kinder Morgan at closing for its 50% membership interest in KinderHawk. We will amortize the portion of the deferred gain equal to our capital commitment over the remainder of 2010 and 2011 as contributions to KinderHawk are made or upon expiration. In addition to the capital commitment, we guaranteed to deliver certain minimum volumes of natural gas through the Haynesville Shale gathering system for the next five years. We will amortize the remaining deferred gain as volumes are delivered through the Haynesville Shale gathering system over the next five years. Amortization of the deferred gain for the three months ended June 30, 2010 was $64.4 million.

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Historically, we have also entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those on our Senior Credit Agreement) to fixed interest rates. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the condensed consolidated statement of operations. At June 30, 2010, we had a $280.7 million derivative asset, $182.3 million of which was classified as current, and a $0.2 million derivative liability, all of which was classified as current. We recorded a net derivative loss of $16.6 million ($87.4 million net unrealized loss and $70.8 million net gain for cash received on settled contracts) for the three months ended June 30, 2010 compared to a net derivative gain of $16.0 million ($82.4 million net unrealized loss and a $98.4 million net gain for cash received on settled contracts) in the same period in 2009.

Interest expense and other increased $5.7 million for the three months ended June 30, 2010 compared to the same period in 2009. The increase is primarily related to the increased utilization of our Senior Credit Agreement, an increase in debt issue costs, and a decrease in capitalized interest. Interest expense increased $3.0 million due to utilization of the Senior Credit Agreement in the three months ended June 30, 2010 compared to the same period in 2009 to fund our 2010 capital program. Amortization of debt issue costs increased $0.8 million in the second quarter of 2010 as compared to the same period in 2009 due to the Senior Credit Agreement. Capitalized interest decreased $1.2 million which is primarily associated with the disposition of our Haynesville midstream assets into the KinderHawk joint venture.

Our investment in KinderHawk in which we do not have a majority interest, but do have significant influence, is accounted for under the equity method. Under the equity method of accounting, our share of net income (loss) from KinderHawk is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). Distributions from KinderHawk are recorded as reductions of our investment and contributions to KinderHawk are recorded as increases of our investment. Our net share of KinderHawk’s earnings or losses is reported as “Equity investment income (loss)” in the condensed consolidated statements of operations. For the three months ended June 30, 2010, our net share of KinderHawk’s income was $2.0 million.

We had an income tax provision of $8.4 million for the three months ended June 30, 2010 due to our pre-tax income of $21.9 million compared to an income tax benefit of $13.4 million due to our pre-tax loss of $35.4 million in the prior year. The effective tax rate for the three months ended June 30, 2010 was 38.4% compared to 37.8% for the three months ended June 30, 2009. The change in the effective tax rate is primarily due to the increase in our state tax rate generated by a shift in the composition of assets among various states.

Six Months Ended June 30, 2010 and 2009

We reported net income of $169.6 million for the six months ended June 30, 2010 compared to a net loss of $1.0 billion for the comparable period in 2009, resulting in a net change of $1.2 billion. This change was primarily attributable to our full cost ceiling impairment of $1.7 billion in 2009. Also contributing to the change were higher revenues in 2010, as well as the amortization of our deferred gain on the sale of our Haynesville gas gathering assets of $64.4 million.

In thousands (except per unit and per Mcfe amounts)	Six Months Ended June 30,		Change
	2010	2009
Net income (loss)	$169,630	$(1,021,757)	$1,191,387
Operating revenues:
Oil and natural gas	540,425	325,531	214,894
Marketing	237,457	153,010	84,447
Midstream	15,937	12,214	3,723
Expenses:
Marketing	253,931	145,136	108,795
Production:
Lease operating	33,779	35,115	(1,336)
Workover and other	3,949	928	3,021
Taxes other than income	18,034	24,717	(6,683)
Gathering, transportation and other:
Oil and natural gas	52,578	34,729	17,849
Midstream	11,672	8,398	3,274
General and administrative:
General and administrative	65,152	37,014	28,138
Stock-based compensation	10,397	6,617	3,780
Depletion, depreciation and amortization:
Depletion—Full cost	198,395	191,748	6,647
Depreciation—Midstream	5,848	4,919	929
Depreciation—Other	1,970	1,324	646
Accretion expense	1,036	700	336
Full cost ceiling impairment	—	1,732,486	(1,732,486)
Amortization of deferred gain	64,367	—	64,367
Net gain on derivative contracts	198,078	197,928	150
Interest expense and other	(124,379)	(111,948)	(12,431)
Equity investment income	2,047	—	2,047
Income tax (provision) benefit	(107,561)	625,339	(732,900)

Production:
Natural gas—Mmcf	109,269	75,000	34,269
Crude oil—MBbl	466	821	(355)
Natural gas liquids—MBbl	187	179	8
Natural gas equivalent—Mmcfe (1)	113,187	81,002	32,185
Daily production—Mmcfe (1)	625	448	177

Average price per unit (2):
Natural gas price—Mcf	$4.56	$3.76	$0.80
Crude oil price—Bbl	74.93	45.85	29.08
Natural gas liquids price—Bbl	36.34	25.32	11.02
Equivalent—Mcfe (1)	4.77	4.01	0.76

Average cost per Mcfe:
Production:
Lease operating	0.30	0.43	(0.13)
Workover and other	0.03	0.01	0.02
Taxes other than income	0.16	0.31	(0.15)
Gathering, transportation and other:
Oil and natural gas	0.46	0.43	0.03
Midstream	0.10	0.10	—
General and administrative:
General and administrative	0.58	0.46	0.12
Stock-based compensation	0.09	0.08	0.01
Depletion	1.75	2.37	(0.62)

(1)	Oil and natural gas liquids are converted to equivalent gas production using a 6:1 equivalent ratio. This ratio does not assume price equivalency and given price differentials, the price for a barrel of oil equivalent for natural gas may differ significantly from the price for a barrel of oil.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

For the six months ended June 30, 2010, oil and natural gas revenues increased $214.9 million from the same period in 2009, to $540.4 million. The increase was primarily due to the increase in production of 32,185 Mmcfe, or 39.7% over the six months ended June 30, 2009, primarily due to our drilling successes in resource-style plays in Louisiana, Arkansas and Texas. Increased production contributed to approximately $129 million in revenues for the six months ended June 30, 2010. Also contributing to this increase was an increase of $0.76 per Mcfe in our realized average price to $4.77 per Mcfe from $4.01 per Mcfe in the prior year. This increase per Mcfe led to an increase in oil and natural gas revenues of $86 million.

We had marketing revenues of $237.5 million and marketing expenses of $253.9 million for the six months ended June 30, 2010, resulting in a net loss of $16.4 million as compared to a net gain of $7.9 million for the same period in 2009. A subsidiary of ours purchases and sells third party natural gas produced from wells we operate. We report the revenues and expenses related to these marketing activities on a gross basis as part of our operating revenues and operating expenses. Marketing revenues are recorded at the time natural gas is physically delivered to third parties at a fixed or index price. Marketing expenses attributable to gas purchases are recorded as we take physical title to the natural gas and transport the purchased volumes to the point of sale. Our net loss for the six months ended June 30, 2010 is primarily attributable to decreased margins, amortization of our acquired transportation contracts and payments for unused pipeline capacity.

We had gross revenues from our midstream segment of $55.1 million for the six months ended June 30, 2010 compared to the same period in 2009 of $29.7 million, an increase of $25.4 million, of which $21.7 million represents inter-segment revenues that are eliminated in consolidation. The remaining $3.7 million increase represents gathering and treating revenues from third party owners in our operated wells and revenues associated with third party producers. On a net basis, we had revenues of $15.9 million for the six months ended June 30, 2010, an increase of $3.7 million from the prior year. The increase in revenues was directly related to the increase in throughput on our gathering systems and treating facilities and connecting additional wells to our gathering systems. Gathering throughput increased 43.9 Bcf to 93.3 Bcf for the six months ended June 30, 2010 compared to 49.4 Bcf for the six months ended June 30, 2009. The throughput increase resulted from the constructing of 57 miles of gathering pipeline and connecting 38 additional wells in the Eagle Ford and Fayetteville Shales during the period from July 1, 2009 through June 30, 2010, as well as, the constructing of approximately 100 miles and connecting 75 additional wells in the Haynesville Shale during the period from July 1, 2009 through May 20, 2010. As of June 30, 2010, we constructed 206 miles of gathering pipeline in the Eagle Ford and Fayetteville Shales. As of May 20, 2010, we constructed approximately 204 miles of gathering pipeline in the Haynesville Shale, which on May 21, 2010 we contributed to KinderHawk. Treating throughput increased 42.4 Bcf to 75.8 Bcf for the six months ended June 30, 2010 compared to 33.4 Bcf for the six months ended June 30, 2009, which was the result of additional wells coming on line and a greater treating capacity from the associated amine plants installed. As of June 30, 2010, we had two amine plants in service in the Eagle Ford Shale. As of May 20, 2010, we had 17 amine plants in service in the Haynesville Shale.

Lease operating expenses decreased $1.3 million for the six months ended June 30, 2010 primarily due to our continued cost control efforts as well as the sale of our higher cost properties in 2009 and 2010. On a per unit basis, lease operating expenses decreased $0.13 per Mcfe to $0.30 per Mcfe in 2010 from $0.43 per Mcfe in 2009. The decrease on a per unit basis is primarily due to the increase in production during 2010 from our resource-style plays which typically have a lower per unit operating cost. Additionally, the sale of our Permian Basin properties in the fourth quarter of 2009, as well as the sale of our Terryville and WEHLU properties in the second quarter of 2010, contributed to a decrease in costs for the six months ended June 30, 2010 over the same period in 2009 as these properties have historically operated with higher operating costs per unit.

Taxes other than income decreased $6.7 million for the six months ended June 30, 2010 as compared to the same period in 2009. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a fixed rate based on production or as a percentage of gross oil and natural gas sales. On a per unit basis, taxes other than income decreased $0.15 per Mcfe to $0.16 per Mcfe compared to $0.31 per Mcfe in 2009. This decrease on a per unit basis is primarily attributable to severance tax refunds related to drilling incentives for horizontal wells in the Haynesville Shale where we have continued to expand our capital and drilling program, and in Texas and Oklahoma. For the six months ended June 30, 2010, we recorded $17.8 million associated with severance tax refunds on horizontal wells that we drilled.

Gathering, transportation and other expense attributable to our oil and natural gas production segment increased $17.8 million, for the six months ended June 30, 2010 as compared to the same period in 2009. This increase was primarily due to the closing of our KinderHawk joint venture with Kinder Morgan on May 21, 2010, as gathering and treating fees now paid to KinderHawk historically had been paid to Hawk Field Services and eliminated in consolidation. We now pay $0.34 per Mcf of gas that is delivered at KinderHawk’s receipt points for gathering and a treating fee that ranges between $0.030 per Mcf and $0.365 per Mcf or more depending on carbon dioxide content. On a per unit basis, gathering, transportation and other expenses increased $0.03 per Mcfe primarily due to the gathering and treating fees we are paying to KinderHawk which historically had been paid to Hawk Field Services and eliminated in consolidation.

Gathering, transportation and other expenses attributable to our midstream segment increased $3.3 million for the six months ended June 30, 2010 compared to the same period in 2009. This increase was primarily due to the increase in throughput associated with the continued development of our gathering systems and treating facilities primarily in the Haynesville and Eagle Ford Shales. Gathering and treating throughput increased 86.3 Bcf to 169.1 Bcf for the six months ended June 30, 2010 compared to 82.8 Bcf for the six months ended June 30, 2009, which includes 33.4 Bcf of treating throughput. Gathering, transportation and other expense per Mcf for the six months ended June 30, 2010 was $0.07 per Mcf compared to $0.10 per Mcf for the six months ended June 30, 2009, a decrease of $0.03 per Mcf or 30% based on our total throughput.

General and administrative expense for the six months ended June 30, 2010 increased $28.1 million as compared to the same period in 2009. This increase is primarily attributable to the closing of our joint venture with Kinder Morgan. In conjunction with the formation of KinderHawk, we paid $7.5 million for services to our advisors on the transaction. This increase was also attributable to a $7.0 million increase in payroll and employee costs, including salaries, medical and incentives associated with the building of our work force as a result of our continued growth. Our legal expense increased $4.8 million from the same period in 2010 to accrue for settlements and an additional $6.3 million in legal fees associated with our ongoing legal matters. Other professional fees increased $2.9 million.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs associated with the evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. Depletion expense increased $6.6 million for the six months ended June 30, 2010 from the same period in 2009, to $198.4 million. On a per unit basis, depletion expense decreased $0.62 per Mcfe to $1.75 per Mcfe. This decrease on a per unit basis is primarily due to the ceiling test impairment write-downs of $1.7 billion we recorded at March 31, 2009 and $106 million at December 31, 2009, as well as our property sales in 2009 and 2010.

Depreciation expense associated with our gas gathering systems increased $0.9 million to $5.8 million for the six months ended June 30, 2010. This increase was primarily due to the construction of our gas gathering systems and treating facilities in the Haynesville, Eagle Ford and Fayetteville Shales offset by the contribution of the gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk. We depreciate our gas gathering systems over a 30 year useful life and begin depreciating on the estimated placed in service date.

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

On May 21, 2010, we contributed our Haynesville Shale gathering and treating business in exchange for a 50% membership interest in a new joint venture entity, KinderHawk, and approximately $921 million in cash. As a result of this transaction, we recorded a deferred gain of approximately $713.8 million for the difference between 50% of the net carrying value of the assets we contributed to the joint venture and the net cash proceeds from KinderHawk, representing the cash contributed by Kinder Morgan at closing for its 50% membership interest in KinderHawk. We will amortize the portion of the deferred gain equal to our capital commitment over the remainder of 2010 and 2011 as contributions to KinderHawk are made or upon expiration. In addition to the capital commitment, we guaranteed to deliver certain minimum volumes of natural gas through the Haynesville Shale gathering system for the next five years. We will amortize the remaining deferred gain as volumes are delivered through the Haynesville Shale gathering system over the next five years. Amortization of the deferred gain for the six months ended June 30, 2010 was $64.4 million.

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Historically, we have also entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those on our Senior Credit Agreement) to fixed interest rates. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the condensed consolidated statement of operations. At June 30, 2010, we had a $280.7 million derivative asset, $182.3 million of which was classified as current, and a $0.2 million derivative liability, all of which was classified as current. We recorded a net derivative gain of $198.1 million ($102.7 million net unrealized gain and $95.4 million net gain for cash received on settled contracts) for the six months ended June 30, 2010 compared to a net derivative gain of $197.9 million ($18.4 million net unrealized gain and a $179.5 million gain for cash received on settled contracts) in the same period in 2009.

Interest expense and other increased $12.4 million for the six months ended June 30, 2010. Interest expense increased $5.4 million due to the inclusion of a full six months of interest expense in 2010 and related discount amortization for the issuance of the $600 million senior notes due 2014. Interest expense associated with our Senior Credit Agreement increased $6.0 million for the six months ended June 30, 2010 compared to the same period in 2009 as a result of additional borrowings to fund our 2010 capital program.

Our investment in KinderHawk in which we do not have a majority interest, but do have significant influence, is accounted for under the equity method. Under the equity method of accounting, our share of net income (loss) from KinderHawk is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). Distributions from KinderHawk are recorded as reductions of our investment and contributions to KinderHawk are recorded as increases of our investment. Our net share of KinderHawk’s earnings or losses is reported as “Equity investment income (loss)” in the condensed consolidated statements of operations. For the six months ended June 30, 2010, our net share of KinderHawk’s income was $2.0 million.

We had an income tax provision of $107.6 million for the six months ended June 30, 2010 due to our pre-tax income of $277.2 million compared to an income tax benefit of $625.3 million due to our pre-tax loss of $1,647.1 million in the prior year. The effective tax rate for the six months ended June 30, 2010 was 38.8% compared to 38.0% for the six months ended June 30, 2009. The change in the effective tax rate is primarily due to the increase in our state tax rate generated by a shift in the composition of assets among various states.

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

We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Periodically, we may look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At June 30, 2010, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements—Note 8, “Derivatives” for more details.

Interest Sensitivity

Historically, we have been exposed to interest rate risk exposure primarily from fluctuations in short-term rates, which are LIBOR and ABR based. These fluctuations can cause reductions of earnings or cash flows due to increases in the interest rates that we have historically paid on these obligations. At June 30, 2010, total debt excluding related discounts and premiums was $2.4 billion which bears interest at a weighted average fixed interest rate of 8.8% per year. At June 30, 2010, we did not have any amounts drawn under our credit facility. We do not currently have any long-term debt that bears interest at floating or market interest rates. If we incur future indebtedness which bears interest at variable rates, fluctuations in market interest rates could cause our annual interest costs to fluctuate.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under rules promulgated by the Securities and Exchange Commission (SEC), administrative or judicial proceedings arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment are disclosed if the governmental authority is a party to such proceeding and the proceeding involves potential monetary sanctions of $100,000 or more. We are not party to any such proceedings, except as described below.

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

We are also involved in natural gas exploration in the Haynesville Shale play in Louisiana. On July 27, 2009, we received a Cease and Desist Order from the Corps alleging violations of the Federal Clean Water Act for unauthorized land clearing and discharges of dredged or fill material into wetlands associated with the development of three gas wells in Bossier, Caddo, and Red River Parishes in Louisiana. On approximately December 14, 2009, the United States Environmental Protection Agency (EPA) informed us that it would be acting as lead enforcement agency regarding these alleged violations. We have identified additional well sites on which work may have been conducted without required authorizations under the Clean Water Act. Information related to these well sites has been disclosed to the Corps of Engineers and the EPA. We are investigating these allegations and are unable at this time to estimate our potential exposure related to this matter. As of this date our investigation has identified 36 additional well sites on which work was commenced while permits were still pending before the Corps of Engineers. All of this information has been disclosed to the Corps of Engineers and EPA. We could be required to pay a monetary penalty, undertake certain restoration or mitigation activities, and cease development of the subject wells until the matter is resolved. If we are required to cease development of these wells, it would delay and impact our ability to produce and sell gas from these wells.

On May 14, 2010, Hawk Field Services was notified by the ADEQ of alleged violations of Arkansas air quality permits at eight sites in the Fayetteville Shale play. The majority of the alleged violations relate to a failure to conduct and submit testing associated with bringing new equipment online in a timely manner and other documentation issues. Hawk Field Services is in the process of assessing and responding to the ADEQ regarding the alleged violations. At this point, we are unable to estimate Hawk Field Service’s potential exposure in connection with these alleged violations. Hawk Field Services could, however, be required to pay a monetary penalty and be required to implement certain management practices.

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

Estimates of proved oil and natural gas reserves are uncertain and any inaccuracies in these reserve estimates will materially affect the quantities and the value of our reserves.

Our 2009 Annual Report on Form 10-K includes, and our other filings with the SEC may include, estimates of proved oil and natural gas reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

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

Recent federal legislation could have an adverse impact on our ability to use derivative instruments to reduce the effects of commodity prices, interest rates and other risks associated with our business.

We enter into a number of commodity derivative contracts in order to hedge a portion of our oil and natural gas production and, periodically, interest expense. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Title VII of the Dodd-Frank Act (titled “Wall Street Transparency and Accountability”) repeals prior regulatory exemptions for over-the-counter (OTC) derivatives and, for the first time, creates a comprehensive framework for the regulation of the derivatives market and, in connection therewith, expands the power of the Securities and Exchange Commission and, in particular, the Commodity Futures Trading Commission (or CFTC). Among the provisions of the Dodd-Frank Act that may affect derivatives transactions are certain clearing and trade-execution requirements; establishing capital and margin requirements for certain derivatives participants; establishing business conduct standards, recordkeeping and reporting requirements; and providing the CFTC with authority to impose position limits in the OTC derivatives markets. The Dodd-Frank Act may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.

Many of the key concepts and processes under the Dodd-Frank Act are not defined and must be delineated by rules and regulations to be adopted by applicable regulatory agencies. As a consequence, it is not possible at this time to predict the effects that the Dodd-Frank Act or these new rules and regulations may have on our hedging activities. To the extent that we are subject to capital or margin requirements relating to, or restrictions on, our hedging activities or the costs associated with hedging activities increase, it could have an adverse effect on our ability to hedge the risks associated with our business, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. If a consequence of the legislation and regulations is to lower commodity prices, our revenues could be adversely affected. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to the surrender of our common stock by employees in exchange for the payment of certain tax obligations during the three months ended June 30, 2010.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2010	1,844	$21.75	—	—
May 2010	390	20.27	—	—
June 2010	1,616	19.20	—	—

(1)	All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock, nor were they considered as or accounted for as Treasury shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit No	Description
2.1	Formation and Contribution Agreement, dated April 12, 2010, by and among Petrohawk Energy Corporation, Hawk Field Services, LLC, and KM Gathering LLC (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on April 16, 2010)

3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 (File No. 333-117733) filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).

3.5	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

3.6	Certificate of Designations of Series A Junior Preferred Stock of Petrohawk Energy Corporation effective as of October 15, 2008 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 16, 2008).

3.7	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 23, 2009).

4.1	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to Petrohawk Energy Corporation’s 9 7/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation’s Current Report on Form 8-K/A filed on April 15, 2004).

4.2	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005).

4.3	Second Supplemental Indenture dated as of July 12, 2006, among Petrohawk Energy Corporation, as successor by merger to Mission Resources Corporation, the parties named therein as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on July 17, 2006).

4.4	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.’s 7 1/8% senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2004).

Exhibit No	Description
4.5	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.’s Form 8-K filed on April 11, 2005).

4.6	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on July 17, 2006).

4.7	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on July 17, 2006).

4.8	Fourth Supplemental Indenture dated as of August 3, 2007 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.12 to our Quarterly Report on Form 10-Q filed on November 6, 2008).

4.9	Fifth Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, the parties named therein as guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed on February 25, 2009).

4.10	Sixth Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on February 25, 2009).

4.11	Seventh Supplemental Indenture dated as of August 4, 2009 among Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.11 to our Quarterly Report on Form 10-Q filed on November 9, 2009)

4.12*	Eighth Supplemental Indenture dated as of June 30, 2010 among Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee.

4.13	Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to Petrohawk Energy Corporation’s 9 1/8% senior notes due 2013 (Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on July 17, 2006).

4.14	First Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein (Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed on July 17, 2006).

4.15	Second Supplemental Indenture dated August 3, 2007 among Petrohawk Energy Corporation, One TEC, LLC, One TEC Operating, LLC, Bison Ranch, LLC, the parties named therein as existing guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q filed on November 8, 2007).

Exhibit No	Description
4.16	Third Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K filed on February 25, 2009).

4.17	Fourth Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.15 to our Annual Report on Form 10- K filed on February 25, 2009).

4.18	Fifth Supplemental Indenture dated as of August 4, 2009 among Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.17 to our Quarterly Report on Form 10-Q filed on November 5, 2009).

4.19*	Sixth Supplemental Indenture dated as of June 30, 2010 among Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank National Association, as trustee.

4.20	Indenture, dated May 13, 2008, among Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 15, 2008).

4.21	First Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, and parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K filed on February 25, 2009).

4.22	Second Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.18 to our Annual Report on Form 10-K filed on February 25, 2009).

4.23	Third Supplemental Indenture dated as of August 4, 2009 among Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.21 to our Quarterly Report on Form 10-Q filed on November 5, 2009).

4.24*	Fourth Supplemental Indenture dated as of June 30, 2010 among Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee.

4.25	Indenture, dated January 27, 2009, among the Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 28, 2009).

4.26	First Supplemental Indenture, dated August 4, 2009, among the Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.26 to our Quarterly Report on Form 10-Q filed on November 5, 2009).

4.27*	Second Supplemental Indenture, dated June 30, 2010, among the Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee.

Exhibit No	Description
10.1	Fourth Amended and Restated Senior Revolving Credit Agreement dated October 14, 2009, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A and Bank of Montreal, as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 20, 2009).

10.2	Fourth Amended and Restated Guarantee and Collateral Agreement dated October 14, 2009, made by Petrohawk Energy Corporation and each of its subsidiaries, as Grantors, in favor of BNP Paribas, as Administrative Agent (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 20, 2009).

10.3†	The Petrohawk Energy Corporation Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 23, 2009).

10.4†	Form of Restricted Stock Agreement for the Second Amended and Restated 2004 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.4 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.5†	The Petrohawk Energy Corporation Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 23, 2009).

10.6†	Form of Stock Option Agreement for the Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed March 14, 2006).

10.7†	Form of Restricted Stock Agreement for the Third Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 10.8 of our Second Quarter 2005 Form 10-Q filed on August 11, 2005).

10.8	Gas Gathering Agreement, dated May 21, 2010, by and among KinderHawk Field Services LLC and Petrohawk Operating Company, Petrohawk Properties, LP, and KCS Resources, LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 27, 2010).

10.9	Limited Liability Company Agreement of KinderHawk Field Services LLC, dated as of May 21, 2010, by and between Hawk Field Services, LLC, and KM Gathering LLC (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed May 27, 2010).

10.10	Transition Services Agreement, dated May 21, 2010, by and between KinderHawk Field Services LLC and Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed May 27, 2010).

10.11	First Amendment to Fourth Amended and Restated Senior Revolving Credit Agreement dated May 17, 2010, among Petrohawk Energy Corporation, each of the Lenders from time to time party thereto, BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and Bank of Montreal, as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 21, 2010).

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No	Description

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101*	Interactive Data File

*	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement.

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

PETROHAWK ENERGY CORPORATION

Date: August 2, 2010	By:	/s/ Floyd C. Wilson
Floyd C. Wilson
Chairman of the Board and Chief Executive Officer

	By:	/s/ Mark J. Mize
Mark J. Mize
Executive Vice President, Chief Financial Officer and Treasurer

	By:	/s/ C. Byron Charboneau
C. Byron Charboneau
Vice President, Chief Accounting Officer and Controller