Form 10-Q
period 2011-03-31
PETROHAWK ENERGY CORP
filed 2011-05-05
CIK 1059324

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 27, 2011 the Registrant had 303,787,055 shares of Common Stock, $.001 par value, outstanding.

Special note regarding forward-looking statements

        This Quarterly Report on Form 10-Q contains, and we may from time to time otherwise make in other public filings, press releases and presentations, forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the "Risk Factors" section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

  •
  our ability to successfully develop our large inventory of undeveloped acreage in our resource plays such as the Haynesville, Lower Bossier, and Eagle Ford Shales;

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

  •
  environmental risks;

  •
  drilling and operating risks;

  •
  exploration and development risks;

  •
  competition, including competition for acreage in resource play areas;

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

  •
  general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that the economic conditions in the United States will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access financial markets;

  •
  social unrest, political instability, armed conflict, or acts of terrorism or sabotage in oil and natural gas producing regions, such as the Middle East, or our markets; and

  •
  other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or pricing.

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Operating revenues:
Oil and natural gas	$350,208	$300,591
Marketing	140,544	130,119
Midstream	972	7,072

Total operating revenues	491,724	437,782

Operating expenses:
Marketing	154,898	136,622
Production:
Lease operating	12,611	17,395
Workover and other	4,876	2,378
Taxes other than income	11,735	12,760
Gathering, transportation and other	52,895	28,156
General and administrative	39,975	32,034
Depletion, depreciation and amortization	157,312	104,768

Total operating expenses	434,302	334,113
Amortization of deferred gain	48,468	—

Income from operations	105,890	103,669
Other income (expenses):
Net (loss) gain on derivative contracts	(50,907)	214,703
Interest expense and other	(66,803)	(62,846)
Equity investment income	13,571	—

Total other income (expenses)	(104,139)	151,857

Income from continuing operations before income taxes	1,751	255,526
Income tax provision	(571)	(99,234)

Income from continuing operations, net of income taxes	1,180	156,292
Loss from discontinued operations, net of income taxes	(2,408)	(157)

Net (loss) income	$(1,228)	$156,135

Net (loss) income per share:
Basic:
Continuing operations	$—	$0.52
Discontinued operations	—	—

Total	$—	$0.52

Diluted:
Continuing operations	$—	$0.52
Discontinued operations	—	—

Total	$—	$0.52

Weighted average shares outstanding:
Basic	301,021	300,157

Diluted	305,039	302,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
Current assets:
Cash	$1,541	$1,591
Accounts receivable	376,045	356,597
Receivables from derivative contracts	163,111	217,018
Prepaids and other	35,568	62,831

Total current assets	576,265	638,037

Oil and natural gas properties (full cost method):
Evaluated	8,205,478	7,520,446
Unevaluated	2,538,432	2,387,037

Gross oil and natural gas properties	10,743,910	9,907,483
Less—accumulated depletion	(4,928,072)	(4,774,579)

Net oil and natural gas properties	5,815,838	5,132,904

Other operating property and equipment:
Gas gathering systems and equipment	204,010	150,372
Other operating assets	57,671	55,315

Gross other operating property and equipment	261,681	205,687
Less—accumulated depreciation	(22,534)	(19,194)

Net other operating property and equipment	239,147	186,493

Other noncurrent assets:
Goodwill	932,802	932,802
Other intangible assets, net of amortization	86,579	89,342
Debt issuance costs, net of amortization	50,278	45,941
Deferred income taxes	229,818	258,570
Receivables from derivative contracts	36,962	41,721
Assets held for sale	—	74,448
Equity investment	214,664	217,240
Other	4,402	6,944

Total assets	$8,186,755	$7,624,442

Current liabilities:
Accounts payable and accrued liabilities	$1,009,737	$787,238
Deferred income taxes	16,386	48,499
Liabilities from derivative contracts	32,202	5,820
Payable to equity affiliate	99	976
Long-term debt	14,815	14,790

Total current liabilities	1,073,239	857,323

Long-term debt	2,973,709	2,612,852
Other noncurrent liabilities:
Liabilities from derivative contracts	36,904	13,575
Asset retirement obligations	34,368	31,741
Deferred gain on sale	515,653	564,121
Other	563	544
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: 500,000,000 shares of $.001 par value authorized; 303,748,482 and 302,489,501 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	304	302
Additional paid-in capital	4,640,868	4,631,609
Accumulated deficit	(1,088,853)	(1,087,625)

Total stockholders' equity	3,552,319	3,544,286

Total liabilities and stockholders' equity	$8,186,755	$7,624,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,228)	$156,135
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	157,312	106,074
Income tax (benefit) provision	(911)	99,138
Loss on sale	3,950	—
Stock-based compensation	6,680	4,089
Net unrealized loss (gain) on derivative contracts	114,965	(190,095)
Amortization of deferred gain	(48,468)	—
Equity investment income	(13,571)	—
Distributions from equity affiliate	16,147	—
Other operating	11,169	8,349
Change in assets and liabilities:
Accounts receivable	(21,794)	(20,368)
Prepaids and other	27,263	(8,452)
Accounts payable and accrued liabilities	(10,343)	(21,673)
Payable to equity affiliate	(877)	—
Other	2,758	20,975

Net cash provided by operating activities	243,052	154,172

Cash flows from investing activities:
Oil and natural gas capital expenditures	(682,898)	(638,999)
Proceeds received from sale of oil and natural gas properties	76,026	16,676
Proceeds received from sale of Fayetteville gas gathering systems	76,898	—
Marketable securities purchased	(155,000)	(226,000)
Marketable securities redeemed	155,000	226,000
Increase in restricted cash	(295,748)	—
Decrease in restricted cash	295,748	177,528
Other operating property and equipment capital expenditures	(54,315)	(72,591)

Net cash used in investing activities	(584,289)	(517,386)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,734	503
Proceeds from borrowings	1,449,500	571,000
Repayment of borrowings	(1,100,677)	(204,968)
Debt issuance costs	(7,250)	—
Other	(4,120)	(3,439)

Net cash provided by financing activities	341,187	363,096

Net decrease in cash	(50)	(118)
Cash at beginning of period	1,591	1,511

Cash at end of period	$1,541	$1,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

        Petrohawk Energy Corporation (Petrohawk or the Company) is an independent oil and natural gas company engaged in the exploration, development and production of predominately natural gas properties located in the United States. The Company operates in two segments, oil and natural gas production and midstream operations. The unaudited condensed consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. The Company uses the equity method to account for investments in which the Company does not have a majority interest, but does have significant influence. All intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Petrohawk follows the accounting policies disclosed in its 2010 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (SEC). Please refer to the footnotes in the 2010 Annual Report on Form 10-K when reviewing interim financial results.

Use of Estimates

        The preparation of the Company's unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company's unaudited condensed consolidated financial statements.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

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

Gas Gathering Systems and Equipment and Other Operating Assets

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year estimated useful life. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The Company capitalized $0.7 million and $1.2 million of interest for the three months ended March 31, 2011 and 2010, respectively, related to the construction of the Company's gas gathering systems and equipment.

        Gas gathering systems and equipment as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010(1)
	(In thousands)
Gas gathering systems and equipment	$204,010	$305,096
Less—accumulated depreciation	(4,248)	(13,729)

Net gas gathering systems and equipment	$199,762	$291,367

(1)
Includes gas gathering systems and equipment of approximately $155 million and related accumulated depreciation of approximately $11 million associated with the Fayetteville Shale midstream assets, which were classified as "Assets held for sale" in the unaudited condensed consolidated balance sheet at December 31, 2010. "Assets held for sale" were recorded at the lesser of the carrying amount or the fair value less costs to sell, which resulted in a write down of approximately $69.7 million that was recorded in the year ended December 31, 2010. "Assets held for sale" were approximately $74 million as of December 31, 2010. The Company divested its Fayetteville Shale midstream operations on January 7, 2011.

        Other operating property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives: automobiles, leasehold improvements, furniture and equipment, five years or the lesser of lease term; rental equipment, seven years; and computers, three years. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

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

Equity Method Investment

        On May 21, 2010, the Company contributed its Haynesville Shale gas gathering and treating business for a 50% membership interest in a new joint venture entity, KinderHawk Field Services LLC (KinderHawk), and approximately $917 million in cash. The Company's investment in KinderHawk, in which the Company does not have a majority interest, but does have significant influence, is accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of net income (loss) from KinderHawk is reflected as an increase (decrease) in its investment account in "Other noncurrent assets" and is also recorded as "Equity investment income" in "Other income (expenses)." Distributions from KinderHawk are recorded as reductions of the Company's investment and contributions to KinderHawk are recorded as increases of the Company's investment. The Company reviews its equity method investment for potential impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in the value of the investment has occurred. See Note 13, "Equity Method Investment," for further discussion.

Amortization of Deferred Gain

        As part of the KinderHawk transaction, the Company contributed its Haynesville Shale gathering and treating business in Northwest Louisiana to KinderHawk and Kinder Morgan contributed approximately $917 million ($875 million for a 50% membership interest in KinderHawk and $42 million for certain closing adjustments, including 2010 capital expenditures through the closing date) in cash to the new entity which was distributed to the Company. At May 21, 2010, as a result of the transaction, the Company recorded a deferred gain of approximately $719.4 million for the difference between 50% of the net carrying value of the assets it contributed to the joint venture and the net cash proceeds from KinderHawk, representing the cash contributed by Kinder Morgan at closing for its 50% membership interest in KinderHawk. The Company will recognize the portion of the deferred gain equal to its capital commitment as contributions to KinderHawk are made or upon expiration of the capital commitment at December 31, 2011. In addition to the capital commitment, the Company guaranteed to deliver certain minimum volumes of natural gas through the Haynesville gathering system through May 2015. The Company will recognize the remaining deferred gain as volumes are delivered through the Haynesville gathering system through May 2015. The recognition of the deferred gain is included in "Amortization of deferred gain" in the unaudited condensed consolidated statements of operations.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

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

Other Intangible Assets

        The Company treats the costs associated with acquired transportation contracts as other intangible assets. The initial amount recorded represents the fair value of the contract at the time of acquisition, which is amortized using the straight-line method over the life of the contract. Any unamortized balance of the Company's other intangible assets is subject to impairment testing pursuant to the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360-10. The Company reviews its intangible assets for potential impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in the value of the investment has occurred.

        Amortization expense was $2.8 million for the three months ended March 31, 2011 and 2010, and was allocated to operating expenses between "Marketing" and "Gathering, transportation and other" on the unaudited condensed consolidated statements of operations based on the usage of the contract. The estimated amortization expense will be approximately $11.1 million per year for the remainder of the contract through 2019.

        Other intangible assets subject to amortization at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Transportation contracts	$105,108	$105,108
Less—accumulated amortization	(18,529)	(15,766)

Net transportation contracts	$86,579	$89,342

Assets Held for Sale

        As discussed in Note 2, "Acquisitions and Divestitures," the Company divested its Fayetteville Shale midstream operations on January 7, 2011 for approximately $75 million in cash, before customary closing adjustments. The Company's assets related to the Fayetteville Shale midstream operations were presented separately as "Assets held for sale" in the unaudited condensed consolidated balance sheet at December 31, 2010, in accordance with ASC 360. Assets held for sale were recorded at the lesser of the carrying amount or the fair value less costs to sell, which resulted in a write down of the carrying amount of approximately $69.7 million that was recorded in the year ended December 31, 2010.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

Discontinued Operations

        Certain amounts related to the Company's Fayetteville Shale midstream operations and other operating property and equipment have been reclassified to discontinued operations for all periods presented. Unless otherwise noted, information contained in the notes to the unaudited condensed consolidated financial statements relates to the Company's continuing operations. See Note 14, "Discontinued Operations," for further discussion of the presentation of the Company's Fayetteville Shale midstream and other operating assets as discontinued operations.

Recently Issued Accounting Pronouncements

        In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). This codification update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires reporting units with such carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010 and early adoption is not permitted. The Company adopted the provisions of this update for the three months ended March 31, 2011 and will apply the provisions of ASU 2010-28 when the Company's annual goodwill test is performed in 2011. The Company does not expect a material impact on its operating results, financial position, cash flows or disclosures as a result of the adoption.

        In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity who discloses comparative pro forma information for business combinations that occurred in the current reporting period to disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual period only. This update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and early adoption is permitted. The Company will apply the provisions of this update for any business combinations that occur after January 1, 2011.

2. ACQUISITIONS AND DIVESTITURES

Divestitures

Fayetteville Shale

        On December 22, 2010, the Company completed the sale of its interest in natural gas properties and other operating property and equipment in the Fayetteville Shale for $575 million in cash, before customary closing adjustments. Proceeds from the sale of the interest in natural gas properties were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded. In conjunction with the sale of the other operating property and equipment, the Company recorded a loss of approximately $0.5 million in the year ended December 31, 2010. On January 7, 2011, the Company completed the sale of its midstream assets in the Fayetteville Shale for

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2. ACQUISITIONS AND DIVESTITURES (Continued)

approximately $75 million in cash, before customary closing adjustments. As of December 31, 2010, the Fayetteville Shale midstream assets were classified as "Assets held for sale" on the Company's unaudited condensed consolidated balance sheet. "Assets held for sale" were recorded at the lesser of the carrying amount or the fair value less costs to sell, which resulted in a write down of the carrying amount of approximately $69.7 million in the year ended December 31, 2010. Both transactions had an effective date of October 1, 2010.

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

        The Company is obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales with specified acreage in Northwest Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. The Company pays KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. The gathering fee is equal to $0.34 per thousand cubic feet (Mcf) of natural gas delivered at KinderHawk's receipt points. The treating fee is charged for gas delivered containing more than 2% by volume of carbon dioxide. For gas delivered containing between 2% and 5.5% carbon dioxide, the treating fee is between $0.030 and $0.345 per Mcf, and for gas containing over 5.5% carbon dioxide, the treating fee starts at $0.365 per Mcf and increases on a scale of $0.09 per Mcf for each additional 1% of carbon dioxide content. KinderHawk charges included in "Gathering, transportation and other" in the unaudited condensed consolidated statements of operations totaled approximately $27 million for the three months ended March 31, 2011.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2. ACQUISITIONS AND DIVESTITURES (Continued)

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

        At March 31, 2011 the ceiling test value of the Company's reserves was calculated based on the first day average of the 12-months ended March 31, 2011 of the West Texas Intermediate (WTI) spot price of $83.55 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first day average of the 12-months ended March 31, 2011 of the Henry Hub price of $4.10 per million British thermal units (Mmbtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at March 31, 2011, did not exceed the ceiling amount. Changes in production rates, levels of reserves, future development costs, and other factors will determine the Company's actual ceiling test calculation and impairment analyses in future periods.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3. OIL AND NATURAL GAS PROPERTIES (Continued)

        At March 31, 2010 the ceiling test value of the Company's reserves was calculated based on the first day average of the 12-months ended March 31, 2010 of the WTI posted price of $69.64 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first day average of the 12-months ended March 31, 2010 of the Henry Hub price of $3.99 per Mmbtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at March 31, 2010, did not exceed the ceiling amount.

4. LONG-TERM DEBT

        Long-term debt as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011(1)	December 31, 2010(1)
	(In thousands)
Senior revolving credit facility	$364,000	$146,000
7.25% $1.2 billion senior notes(2)	1,232,371	825,000
10.5% $600 million senior notes(3)	564,262	562,115
7.875% $800 million senior notes	800,000	800,000
7.125% $275 million senior notes(4)	—	268,922
Deferred premiums on derivatives	13,076	10,815

	$2,973,709	$2,612,852

(1)
Table excludes $14.6 million of deferred premiums on derivative contracts which have been classified as current at March 31, 2011 and December 31, 2010. Table also excludes $0.2 million of 9.875% senior notes due 2011 which have been classified as current at March 31, 2011 and December 31, 2010.

(2)
On August 17, 2010 and January 31, 2011, the Company issued an initial $825 million principal amount and an additional $400 million principal amount, respectively, of its 7.25% senior notes due 2018. Amount includes a $7.4 million premium at March 31, 2011, recorded by the Company in conjunction with the issuance of the additional $400 million principal amount. See "7.25% Senior Notes" below for more details.

(3)
Amount includes a $35.8 million and $37.9 million discount at March 31, 2011 and December 31, 2010, respectively, recorded by the Company in conjunction with the issuance of the 10.5% $600 million senior notes. See "10.5% Senior Notes" below for more details.

(4)
The 7.125% $275 million senior notes were redeemed during the first quarter of 2011. Amount includes a $3.5 million discount at December 31, 2010, recorded by the Company in conjunction with the assumption of the notes. See "7.125% Senior Notes" below for more details.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

Senior Revolving Credit Facility

        Effective August 2, 2010, the Company amended and restated its existing credit facility dated October 14, 2009 by entering into the Fifth Amended and Restated Senior Revolving Credit Agreement (the Senior Credit Agreement), among the Company, each of the lenders from time to time party thereto (the Lenders), BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and Bank of Montreal as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders. The Senior Credit Agreement provides for a $2.0 billion facility. As of March 31, 2011, the borrowing base was approximately $1.6 billion, $1.5 billion of which related to the Company's oil and natural gas properties and up to $100 million (currently limited as described below) related to the Company's midstream assets. The portion of the borrowing base relating to the Company's oil and natural gas properties is redetermined on a semi-annual basis (with the Company and the Lenders each having the right to one annual interim unscheduled redetermination) and adjusted based on the Company's oil and natural gas properties, reserves, other indebtedness and other relevant factors. The component of the borrowing base relating to the Company's midstream assets is limited to the lesser of $100 million or 3.5 times midstream earnings before interest, taxes, depreciation and amortization (EBITDA), and is calculated quarterly. As of March 31, 2011, the midstream component of the borrowing base was limited to approximately $95.2 million based on midstream EBITDA. At March 31, 2011, the Company had approximately $34.7 million outstanding letters of credit with various customers, vendors and others. The Company's borrowing base is subject to a reduction equal to the product of $0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any unsecured senior or senior subordinated notes that the Company may issue.

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

        The Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. At March 31, 2011, the Company was in compliance with its financial debt covenants under the Senior Credit Agreement.

        See Note 15, "Subsequent Event" for discussion of the amendment of the Company's Senior Credit Agreement subsequent to March 31, 2011.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

7.25% Senior Notes

        On August 17, 2010, the Company completed a private placement offering to eligible purchasers of an aggregate principal amount of $825 million of its 7.25% senior notes due 2018 (the initial 2018 Notes) at a purchase price of 100% of the principal amount of the initial 2018 Notes. The initial 2018 Notes were issued under and are governed by an indenture dated August 17, 2010, between the Company, U.S. Bank Trust National Association, as trustee, and the Company's subsidiaries named therein as guarantors (the 2018 Indenture). The Company applied the net proceeds from the sale of the initial 2018 Notes to redeem its 9.125% $775 million senior notes due 2013.

        On January 31, 2011, the Company completed the issuance of an additional $400 million aggregate principal amount of its 7.25% senior notes due 2018 (the additional 2018 Notes) in a private placement to eligible purchasers. The additional 2018 Notes are issued under the same Indenture and are part of the same series as the initial 2018 Notes. The additional 2018 Notes together with the initial 2018 Notes are collectively referred to as the 2018 Notes.

        The additional 2018 Notes were sold to Barclays Capital Inc. at 101.875% of the aggregate principal amount of the additional 2018 Notes plus accrued interest. The net proceeds from the sale of the additional 2018 Notes were approximately $400.5 million (after deducting offering fees and expenses). A portion of the proceeds of the additional 2018 Notes were utilized to redeem all of the Company's outstanding 7.125% $275 million senior notes due 2012.

        Interest on the 2018 Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2011. Interest on the 2018 Notes accrued from August 17, 2010, the original issuance date of the series. The 2018 Notes are senior unsecured obligations of the Company and rank equally with all of the Company's current and future senior indebtedness. The 2018 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's subsidiaries. Petrohawk Energy Corporation, the issuer of the 2018 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

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

        In conjunction with the issuance of the additional 2018 Notes, the Company recorded a premium of $7.5 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized premium was $7.4 million at March 31, 2011.

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

        In conjunction with the issuance of the 2014 Notes, the Company recorded a discount of $52.3 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount was $35.8 million at March 31, 2011.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

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

7.125% Senior Notes

        On July 12, 2006, the date of the Company's merger with KCS Energy, Inc. (KCS), the Company assumed (pursuant to the Second Supplemental Indenture relating to the 7.125% Senior Notes, also referred to as the 2012 Notes), and subsidiaries of the Company guaranteed (pursuant to the Third Supplemental Indenture relating to such notes), all the obligations (approximately $275 million) of KCS under the 2012 Notes and the Indenture dated April 1, 2004 (the 2012 Indenture) among KCS, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, which governs the terms of the 2012 Notes. Interest on the 2012 Notes is payable semi-annually, on each April 1 and October 1. The 2012 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's subsidiaries. Petrohawk Energy Corporation, the issuer of the 2012 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        In conjunction with the assumption of the 7.125% Senior Notes from KCS, the Company recorded a discount of $13.6 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The Company had no remaining unamortized discount at March 31, 2011 and $3.5 million at December 31, 2010.

        On March 17, 2011, the Company redeemed all of the outstanding 2012 Notes with a portion of the proceeds received from the issuance of the additional 2018 Notes.

9.875% Senior Notes

        On April 8, 2004, Mission Resources Corporation (Mission) issued $130 million of its 9.875% senior notes due 2011 (the 2011 Notes). The Company assumed these notes upon the closing of the Company's merger with Mission. In conjunction with the Company's merger with KCS, the Company repurchased substantially all of the 2011 Notes. There were approximately $0.2 million of the notes were not redeemed and are still outstanding and classified as current as of March 31, 2011 and December 31, 2010. In connection with the extinguishment of substantially all of the 2011 Notes, the Company requested and received from the noteholders consent to eliminate the debt covenants associated with the 2011 Notes.

        On April 1, 2011, the Company repaid the $0.2 million of 2011 Notes that were outstanding.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of long-term debt. During the first quarter of 2011, the Company capitalized approximately $7.3 million in costs associated with its issuance of the additional 2018 Notes. In the first quarter of 2011, the Company wrote off

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

$0.2 million of debt issuance costs as a result of the additional 2018 Notes issuance and the corresponding reduction of the Company's Senior Credit Agreement's borrowing base. At March 31, 2011 and December 31, 2010, the Company had approximately $50.3 million and $45.9 million, respectively, of debt issuance costs remaining that are being amortized over the lives of the respective debt.

5. FAIR VALUE MEASUREMENTS

        Pursuant to ASC 820, Fair Value Measurements and Disclosures (ASC 820) the Company's determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company's unaudited condensed consolidated balance sheets, but also the impact of the Company's nonperformance risk on its own liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2011 and December 31, 2010. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2011 and for the year ended December 31, 2010.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Receivables from derivative contracts	$—	$200,073	$—	$200,073

Liabilities:
Liabilities from derivative contracts	$—	$69,106	$—	$69,106

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Receivables from derivative contracts	$—	$258,739	$—	$258,739

Liabilities:
Liabilities from derivative contracts	$—	$19,395	$—	$19,395

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

        As discussed in Note 2, "Acquisitions and Divestitures," the Company divested its Fayetteville Shale midstream operations on January 7, 2011 for approximately $75 million in cash, before customary closing adjustments. The Company's assets related to the Fayetteville Shale midstream operations were presented separately as "Assets held for sale" in the unaudited condensed consolidated balance sheet at December 31, 2010, in accordance with ASC 360. Assets held for sale were recorded at the lesser of the carrying amount or the fair value less costs to sell, which resulted in a write down of the carrying amount of approximately $69.7 million that was recorded in the year ended December 31, 2010.

        Derivatives listed above include collars, swaps, and put options that are carried at fair value. The Company records the net change in the fair value of these positions in "Net (loss) gain on derivative contracts" in the Company's unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curve for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves.

        As of March 31, 2011 and December 31, 2010, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company's derivative contracts is a lender in the Company's Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement approximates carrying value because the facility's interest rate approximates current market rates. The following table presents the estimated fair values of the Company's fixed interest rate, long-term debt instruments as of March 31, 2011 and December 31, 2010 (excluding premiums and discounts, deferred premiums on derivative contracts, and any amounts that have been classified as current):

	March 31, 2011		December 31, 2010
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
7.25% $1.2 billion senior notes	$1,225,000	$1,264,813	$825,000	$832,425
10.5% $600 million senior notes	600,000	690,000	600,000	684,000
7.875% $800 million senior notes	800,000	848,800	800,000	834,000
7.125% $275 million senior notes	—	—	272,375	273,465

	$2,625,000	$2,803,613	$2,497,375	$2,623,890

        The fair values of the Company's fixed interest debt instruments were calculated using quoted market prices based on trades of such debt as of March 31, 2011 and December 31, 2010.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6. ASSET RETIREMENT OBLIGATIONS

        For wells drilled, the Company records an asset retirement obligation (ARO) when the total depth of a drilled well is reached and the Company can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. For gas gathering systems and equipment, the Company records an ARO when the system is placed in service and the Company can reasonably estimate the fair value of an obligation to perform site reclamation and other necessary work. The Company records the ARO liability on the unaudited condensed consolidated balance sheets and capitalizes the cost in "Oil and natural gas properties" or "Gas gathering systems and equipment" during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in "Depletion, depreciation and amortization" expense in the unaudited condensed consolidated statements of operations. The additional capitalized costs are depreciated on a unit-of-production basis or straight-line basis.

        The Company recorded the following activity related to its ARO liability for the three months ended March 31, 2011 (in thousands):

Liability for asset retirement obligation as of December 31, 2010	$31,741
Liabilities settled and divested(1)	(465)
Additions	2,648
Accretion expense	444

Liability for asset retirement obligation as of March 31, 2011	$34,368

(1)
Refer to Note 2, "Acquisitions and Divestitures" for more details on the Company's divestiture activities.

7. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas and Tulsa, Oklahoma as well as a number of other field office locations. In addition, the Company has lease commitments related to certain vehicles, machinery and equipment under long-term operating leases. Rent expense was $1.8 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

        As of March 31, 2011, the Company had the following commitments:

	Total Obligation Amount(1)	Years Remaining
	(in thousands)
Gathering and transportation commitments	$1,928,842	18
Drilling rig commitments	261,920	3
Non-cancelable operating leases	32,278	8
Pipeline and well equipment obligations	129,372	1
Various contractual commitments (including, among other things, rental equipment obligations, obtaining and processing seismic data and fracture stimulation services)	65,680	3

Total commitments	$2,418,092

(1)
On May 21, 2010, the Company created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of this transaction, the Company is committed to contribute up to an additional $57.7 million in capital during 2011 in the event KinderHawk requires capital to finance its planned capital expenditures. This obligation is not reflected in the amounts shown in the above table. In addition, the Company is obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales in North Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. These obligations are not reflected in the amounts shown in the table above. The Company pays to KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. See Note 2, "Acquisitions and Divestitures" for more details.

Contingencies

        From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued based on the Company's best estimate of the potential loss. While the outcome and impact of currently pending legal proceedings cannot be determined, the Company's management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the Company's condensed consolidated operating results, financial position or cash flows. Please refer to Part II. Other Information, Item 1. Legal Proceedings for further information on pending cases.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. DERIVATIVES

        The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk and interest rate risk. Derivative contracts are utilized to economically hedge its exposure to price fluctuations and reduce the variability in the Company's cash flows associated with anticipated sales of future oil, natural gas and natural gas liquids production. The Company generally hedges a substantial, but varying, portion of anticipated oil, natural gas and natural gas liquids production for the next 12 to 36 months. Derivatives are carried at fair value on the unaudited condensed consolidated balance sheets, with the changes in the fair value included in the unaudited condensed consolidated statements of operations for the period in which the change occurs. Historically, the Company has also entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those on the Company's Senior Credit Agreement) to fixed interest rates and may do so at some point in the future as situations present themselves.

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

        At March 31, 2011 the Company had entered into commodity collars and swaps. The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net (loss) gain on derivatives contracts" on the unaudited condensed consolidated statements of operations.

        At March 31, 2011, the Company had 97 open commodity derivative contracts summarized in the tables below: two natural gas swap arrangements, 75 natural gas collar arrangements, 19 crude oil collar arrangements, and one natural gas liquids swap (which was an ethane swap). Derivative commodity contracts settle based on NYMEX WTI and Henry Hub prices, or the applicable information service for the Company's natural gas liquids contracts, which may have differed from the actual price received by the Company for the sale of its oil, natural gas and natural gas liquids production.

        At December 31, 2010, the Company had 79 open commodity derivative contracts summarized in the tables below: 60 natural gas collar arrangements, two natural gas swap arrangements, 16 crude oil collar arrangements, and one natural gas liquids swap (which was an ethane swap). Derivative commodity contracts in 2010 settled based on NYMEX WTI and Henry Hub prices, or the applicable information service for the Company's natural gas liquids contracts, which may have differed from the actual price received by the Company for the sale of its oil, natural gas and natural gas liquids production.

        All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. DERIVATIVES (Continued)

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010:

	Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	March 31, 2011	December 31, 2010	Balance sheet location	March 31, 2011	December 31, 2010
		(In thousands)			(In thousands)
Commodity contracts	Current assets—receivables from derivative contracts	$163,111	$217,018	Current liabilities—liabilities from derivative contracts	$(32,202)	$(5,820)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	36,962	41,721	Other noncurrent liabilities—liabilities from derivative contracts	(36,904)	(13,575)

Total derivatives not designated as hedging contracts under ASC 815		$200,073	$258,739		$(69,106)	$(19,395)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations:

		Amount of gain or (loss) recognized in income on derivative contracts three months ended March 31,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2011	2010
		(In thousands)
Unrealized (loss) gain on commodity contracts	Other income (expenses)—net (loss) gain on derivative contracts	$(114,965)	$190,095
Realized gain on commodity contracts	Other income (expenses)—net (loss) gain on derivative contracts	64,058	24,608

Total net (loss) gain on derivative contracts	Other income (expenses)—net (loss) gain on derivative contracts	$(50,907)	$214,703

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. DERIVATIVES (Continued)

        At March 31, 2011, the Company had the following open derivative contracts:

			March 31, 2011
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's/Gal's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
April 2011 - December 2011	Collars	Natural gas	143,000,000	$5.50 - $6.00	$5.55	$9.00 - $10.30	$9.66
April 2011 - December 2011	Collars	Crude oil	1,512,500	75.00 - 80.00	78.00	95.00 - 101.00	98.88
April 2011 - December 2011	Swaps	Natural gas liquids	3,600,000	0.46	0.46
January 2012 - December 2012	Collars	Natural gas	184,830,000	4.75 - 5.00	4.86	5.70 - 8.00	6.55
January 2012 - December 2012	Swaps	Natural gas	7,320,000	5.20	5.20
January 2012 - December 2012	Collars	Crude oil	4,758,000	75.00 - 90.00	80.00	98.00 - 110.00	102.29

        At December 31, 2010, the Company had the following open derivative contracts:

			December 31, 2010
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's/Gal's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2011 - December 2011	Collars	Natural gas	189,800,000	$5.50 - $6.00	$5.55	$9.00 - $10.30	$9.66
January 2011 - December 2011	Collars	Crude oil	2,007,500	75.00 - 80.00	78.00	95.00 - 101.00	98.88
January 2011 - December 2011	Swaps	Natural gas liquids	4,800,000	0.46	0.46
January 2012 - December 2012	Collars	Natural gas	118,950,000	4.75 - 5.00	4.92	5.72 - 8.00	6.96
January 2012 - December 2012	Swaps	Natural gas	7,320,000	5.20	5.20
January 2012 - December 2012	Collars	Crude oil	3,660,000	75.00 - 80.00	77.00	98.00 - 102.45	100.00

9. STOCKHOLDERS' EQUITY

Stock Options and Stock Appreciation Rights

        During the three months ended March 31, 2011, the Company granted stock options covering 2.3 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $20.57 to $20.64 with a weighted average price of $20.57. These awards vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At March 31, 2011, the unrecognized compensation expense related to non-vested stock appreciation rights and stock options totaled $32.1 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 1.6 years.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

Restricted Stock

        During the three months ended March 31, 2011, the Company granted 1.2 million shares of restricted stock to employees of the Company and non-employee directors. These restricted shares were granted at prices ranging from $20.57 to $20.64 with a weighted average price of $20.57. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant and the non-employee directors' shares vest six-months from the date of grant. At March 31, 2011, the unrecognized compensation expense related to non-vested restricted stock totaled $33.6 million and was to be recognized on a straight line basis over the weighted average remaining vesting period of 1.6 years.

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

Assumptions

        The assumptions used in calculating the fair value of the Company's stock-based compensation are disclosed in the following table:

	Three Months Ended March 31,
	2011	2010
Weighted average value per option granted during the period	$10.47	$10.31
Assumptions(1) :
Stock price volatility(2)	58.0%	62.0%
Risk free rate of return	2.01%	2.02%
Expected term	5.0 years	4.0 years

(1)
The Company's estimated future forfeiture rate is approximately 5% based on the Company's historical forfeiture rate. Calculated using the Black-Scholes fair value based method. The Company does not pay dividends on its common stock.

(2)
In 2011 and 2010, the Company used a combination of implied and historic volatility.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10. EARNINGS PER SHARE

        The following represents the calculation of earnings per share:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Basic
Income from continuing operations, net of income taxes	$1,180	$156,292

Weighted average basic number of shares outstanding	301,021	300,157

Basic income from continuing operations, net of income taxes per share	$—	$0.52

Diluted
Income from continuing operations, net of income taxes	$1,180	$156,292

Weighted average basic number of shares outstanding	301,021	300,157
Common stock equivalent shares representing shares issuable upon exercise of stock options and stock appreciation rights	2,654	1,444
Common stock equivalent shares representing shares included upon vesting of restricted shares	1,364	1,067

Weighted average diluted number of shares outstanding	305,039	302,668

Diluted income from continuing operations, net of income taxes per share	$—	$0.52

        Common stock equivalents, including stock options and stock appreciation rights (SARS), totaling 0.2 million shares were not included in the computations of diluted earnings per share of common stock for the three months ended March 31, 2011, because the grant prices were greater than the average market price of the common shares. Common stock equivalents, including stock options and SARS, totaling 0.1 million shares were not included in the computations of diluted earnings per share because the effect would have been anti-dilutive for the three months ended March 31, 2010 because the grant prices were greater than the average market price of the common shares.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Accounts receivable:
Oil and natural gas revenues	$155,859	$146,823
Marketing revenues	41,186	43,462
Joint interest accounts	137,017	122,602
Income and other taxes receivable	39,669	40,016
Other	2,314	3,694

	$376,045	$356,597

Prepaids and other:
Prepaid insurance	$2,464	$3,871
Prepaid drilling costs	29,233	55,871
Other	3,871	3,089

	$35,568	$62,831

Accounts payable and accrued liabilities:
Trade payables	$24,906	$70,324
Revenues and royalties payable	147,451	154,559
Accrued oil and natural gas capital costs	578,533	353,280
Accrued midstream capital costs	21,133	13,703
Accrued interest expense	43,496	58,858
Prepayment liabilities	49,755	42,329
Accrued lease operating expenses	10,314	10,207
Accrued ad valorem taxes payable	13,671	8,834
Accrued employee compensation	13,885	11,401
Other	106,593	63,743

	$1,009,737	$787,238

12. SEGMENTS

        In accordance with ASC 280, Segment Reporting (ASC 280), the Company has identified two reportable segments: oil and natural gas production and midstream operations. The oil and natural gas production segment is responsible for acquisition, exploration, development and production of oil and natural gas properties, while the midstream operations segment is responsible for gathering and treating natural gas for the Company and third parties. The Company's Chief Operating Decision Maker evaluates the performance of the reportable segments based on "Income from continuing operations before income taxes."

        As discussed in Note 2, "Acquisitions and Divestitures" and Note 13 "Equity Method Investment," on May 21, 2010, the Company contributed its Haynesville Shale gathering and treating business to form a joint venture entity with Kinder Morgan. The Company accounts for its 50% investment in the joint venture entity, KinderHawk, under the equity method and the revenues and expenses associated with

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. SEGMENTS (Continued)

the Haynesville Shale gathering and treating business are no longer presented within the Company's consolidated revenues and expenses in the unaudited condensed consolidated statements of operations. The Company pays to KinderHawk negotiated gathering and treating fees, which are included in "Gathering, transportation and other" on the unaudited condensed consolidated statements of operations, and are discussed further in Note 2, "Acquisitions and Divestitures."

        On January 7, 2011, the Company sold its midstream operations in the Fayetteville Shale. The revenues and expenses associated with the Fayetteville Shale midstream operations have been classified as discontinued operations in the condensed unaudited consolidated statements of operations for all periods presented, in the line item "Loss from discontinued operations, net of income taxes." See Note 14, "Discontinued Operations," for further discussion of the presentation of the Company's Fayetteville Shale midstream assets as discontinued operations. The segment information presented in the tables below is amounts related to continuing operations.

        The Company's oil and natural gas segment and midstream segment revenues and expenses include intersegment transactions, which are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all intercompany transactions. The accounting policies of the reporting segments are the same as those described in the "Summary of Significant Events and Accounting Policies" in Note 1 of the 2010 Annual Report on Form 10-K.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. SEGMENTS (Continued)

        Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Oil and Natural Gas	Midstream	Intersegment Eliminations	Consolidated Total
For the three months ended March 31, 2011:
Revenues	$490,752	$972	$—	$491,724
Intersegment revenues	—	3,068	(3,068)	—

Total revenues	$490,752	$4,040	$(3,068)	$491,724
Gathering, transportation and other	(54,557)	(1,406)	3,068	(52,895)
Depletion, depreciation and amortization	(156,182)	(1,130)	—	(157,312)
General and administrative	(37,149)	(2,826)	—	(39,975)
Interest (expense) income and other	(67,528)	725	—	(66,803)
Amortization of deferred gain	—	48,468	—	48,468
Equity investment income	—	13,571	—	13,571
(Loss) income from continuing operations before income taxes	$(59,384)	$61,135	$—	$1,751
Total assets(1)	$7,372,256	$842,358	$(27,859)	$8,186,755
Equity investment	$—	$214,664	$—	$214,664
Capital expenditures	$(691,817)	$(45,396)	$—	$(737,213)
For the three months ended March 31, 2010:
Revenues	$430,710	$7,072	$—	$437,782
Intersegment revenues	—	22,165	(22,165)	—

Total revenues	$430,710	$29,237	$(22,165)	$437,782
Gathering, transportation and other	(44,454)	(5,867)	22,165	(28,156)
Depletion, depreciation and amortization	(101,885)	(2,883)	—	(104,768)
General and administrative	(30,535)	(1,499)	—	(32,034)
Interest expense and other	(64,014)	1,168	—	(62,846)
Income from continuing operations before income taxes	$236,081	$19,445	$—	$255,526
Total assets	$6,726,879	$684,649	$(82,538)	$7,328,990
Capital expenditures	$(644,372)	$(67,218)	$—	$(711,590)

(1)
Includes gas gathering systems and equipment of approximately $155 million and related accumulated depreciation of approximately $11 million associated with the Fayetteville Shale midstream assets, which were classified as "Assets held for sale" in the unaudited condensed consolidated balance sheet at December 31, 2010. "Assets held for sale" were recorded at the lesser of the carrying amount or the fair value less costs to sell, which resulted in a write down of approximately $69.7 million that was recorded in the year ended December 31, 2010. "Assets held for sale" were approximately $74 million as of December 31, 2010. The Company divested its Fayetteville Shale midstream operations on January 7, 2011. See Note 1, "Financial Statement Presentation," and Note 2, "Acquisitions and Divestitures."

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. EQUITY METHOD INVESTMENT

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

Investment in KinderHawk Field Services LLC

        As discussed in Note 2, "Acquisitions and Divestitures," on May 21, 2010, the Company and Kinder Morgan formed a joint venture entity, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of the transaction, the Company contributed its Haynesville Shale gathering and treating business in Northwest Louisiana to KinderHawk and Kinder Morgan contributed approximately $917 million in cash, to the new entity. The cash was distributed by KinderHawk to the Company and each of the Company and Kinder Morgan owns a 50% membership interest in KinderHawk. The Company accounts for its 50% membership interest in KinderHawk as an equity method investment. As of March 31, 2011, the Company's investment in KinderHawk totaled $214.7 million. The Company contributed assets to KinderHawk and recorded its investment at the historic book value of the assets while KinderHawk recorded the contributed assets at their fair market value. The difference between the carrying amount of the Company's investment in KinderHawk and the Company's underlying equity in KinderHawk's assets creates a basis differential which is amortized over the useful life of gas gathering assets. For the three months ended March 31, 2011, the Company recognized $2.4 million of the basis differential in "Equity investment income" on the unaudited condensed consolidated statements of operations.

        At May 21, 2010, as of a result of the transaction, the Company recorded a deferred gain of approximately $719.4 million for the difference between 50% of the net carrying value of the assets the Company contributed to the joint venture and the net cash proceeds from KinderHawk, representing the cash contributed by Kinder Morgan at closing for its 50% membership interest in KinderHawk. The Company will recognize the portion of the deferred gain equal to its capital commitment as contributions to KinderHawk are made or upon expiration of the capital commitment at December 31, 2011. In addition to the capital commitment, the Company guaranteed to deliver certain minimum volumes of natural gas through the Haynesville gathering system through May 2015, as discussed in Note 2, "Acquisitions and Divestitures". The Company will recognize the remaining deferred gain as volumes are delivered through the Haynesville gathering system through May 2015. As of March 31, 2011, the balance of the Company's deferred gain was $515.7 million.

14. DISCONTINUED OPERATIONS

        On December 22, 2010, the Company completed the sale of its interest in natural gas properties and other operating property and equipment in the Fayetteville Shale. On January 7, 2011, the

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

14. DISCONTINUED OPERATIONS (Continued)

Company completed the sale of its midstream assets in the Fayetteville Shale. For all periods presented, the Company classified the operations associated with the Fayetteville Shale gas gathering systems and equipment, which are part of the Company's midstream operations segment, and the Fayetteville Shale other operating property and equipment, which are part of the Company's oil and natural gas production segment, as "Loss from discontinued operations, net of income taxes" in the unaudited condensed consolidated statements of operations.

        On March 1, 2011, the Company completed the sale of its interest in the Buffalo Hump Ranch located in Van Buren County, Arkansas for approximately $2.1 million in cash. Proceeds from the sale were recorded as a reduction to the carrying value of the land. A loss on the sale of approximately $4.3 million was recorded during the first quarter of 2011 in "Loss from discontinued operations, net of income taxes" in the unaudited condensed consolidated statements of operations. The transaction had an effective date of March 1, 2011.

        As of December 31, 2010, the Fayetteville Shale midstream assets were classified as "Assets held for sale" on the Company's unaudited condensed consolidated balance sheet. "Assets held for sale" were recorded at the lesser of the carrying amount or the fair value less costs to sell, which resulted in a write down of the carrying amount of approximately $69.7 million in the year ended December 31, 2010. In conjunction with the sale of the other operating property and equipment, the Company recorded a loss of approximately $0.5 million in the year ended December 31, 2010.

        The following table contains summarized income statement information for the Fayetteville Shale midstream operations and other operating property and equipment for the periods indicated (in thousands):

	Three months ended March 31,
	2011	2010
Operating revenues	$153	$2,534
Operating expenses	(13)	2,787
Loss on sale	(4,056)	—

Loss from discontinued operations, before income taxes	(3,890)	(253)
Income tax benefit	1,482	96

Loss from discontinued operations, net of income taxes	$(2,408)	$(157)

        The following table contains summarized assets held for sale information for the Fayetteville Shale midstream operations as of December 31, 2010 (as discussed above, the Company completed the sale of its midstream assets in the Fayetteville Shale on January 7, 2011).

In thousands
Gas gathering systems and equipment	$154,724
Accumulated depreciation	(10,548)

Net assets	144,176
Write down of midstream assets	(69,728)

Assets held for sale	$74,448

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. SUBSEQUENT EVENT

        During the second quarter of 2011, the Company amended its Senior Credit Agreement, the Fifth Amended and Restated Senior Revolving Credit Agreement, as amended on November 8, 2010 and December 22, 2010, by entering into the Third Amendment to the Fifth Amended and Restated Senior Revolving Credit Agreement (the Third Amendment), among the Company, each of the lenders from time to time party thereto (the Lenders), BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and Bank of Montreal as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders. Among other things, the Third Amendment: (a) increased the Company's borrowing base to $1.9 billion, $1.8 billion of which relates to the Company's oil and natural gas properties and $100 million relates to the Company's midstream assets (limited as described below); (b) reduced interest rates such that amounts outstanding under the Senior Credit Agreement will bear interest at specified margins over the London Interbank Offered Rate of 1.50% to 2.50% for Eurodollar loans or at specified margins over the Alternate Base Rate (ABR) of 0.50% to 1.50% for ABR loans, which margins will fluctuate based on the utilization of the facility; (c) extended the maturity date of the facility from July 1, 2014 to July 1, 2016; and (d) increased the amount of the facility from $2.0 billion to $2.5 billion. Borrowings under the Senior Credit Agreement are secured by first priority liens on substantially all of the Company's assets, including pursuant to the terms of the Fifth Amended and Restated Guarantee and Collateral Agreement, all of the assets of, and equity interests in, the Company's subsidiaries. The component of the borrowing base related to the Company's midstream assets is limited to the lesser of $100 million or 3.5 times midstream EBITDA and is calculated quarterly.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations and our current financial position for the three months ended March 31, 2011 and 2010 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2010.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Overview

        We are an independent oil and natural gas company engaged in the exploration, development and production of predominately natural gas properties located in the United States. Our business is comprised of an oil and natural gas production segment and a midstream operations segment. Our oil and natural gas properties are concentrated in three premier domestic shale plays that we believe have decades of future development potential. We organize our oil and natural gas production operations into two principal regions: the Mid-Continent, which includes our Louisiana and East Texas properties; and the Western, which includes our South Texas properties. Our midstream operations segment consists of our gathering subsidiary, Hawk Field Services, LLC (Hawk Field Services) which was formed to integrate our active drilling program with activities of third parties and to develop additional gathering and treating capacity. Hawk Field Services currently serves the Haynesville Shale and Lower Bossier Shale in North Louisiana through its investment in KinderHawk Field Services LLC (KinderHawk) and the Eagle Ford Shale in South Texas.

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

        Our average daily oil and natural gas production increased 32% in the first three months of 2011 compared to the same period in the prior year. During the first quarter of 2011, we averaged 826 million cubic feet of natural gas equivalent (Mmcfe) per day (Mmcfe/d) compared to average daily production of 625 Mmcfe/d during the first three months of 2010. The increase in production compared to the prior year period is driven by our drilling successes in the Haynesville and Eagle Ford Shales as our production gains have more than made up for production sold during 2010. During the first three months of 2011, we drilled or participated in the drilling of 113 gross wells (49.5 net wells), all of which were successful.

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

        During the first quarter of 2011, we announced our intention to sell approximately $1.0 billion in non-core assets to fund a portion of our acquisition and capital expenditure budget for 2011. On March 11, 2011 an independent third party exercised their option to acquire a portion of our interest in oil and natural gas properties in the Eagle Ford Shale. Proceeds from this transaction were approximately $74 million and were recorded as a reduction to the carrying value of our full cost pool with no gain or loss recorded. The effective date of the transaction was March 1, 2011. On January 7, 2011, we completed the sale of our midstream assets in the Fayetteville Shale for approximately $75 million in cash, before customary closing adjustments. The transaction had an effective date of October 1, 2010.

        On January 31, 2011, we completed the issuance of an additional $400 million aggregate principal amount of our 7.25% senior notes due 2018 (the additional 2018 Notes). The net proceeds from the sale of the additional 2018 Notes were approximately $400.5 million (after deducting offering fees and expenses). A portion of the proceeds of the additional 2018 Notes were utilized to redeem our 7.125% $275 million senior notes due 2012 (the 2012 Notes).

        During late 2010 and early 2011, we began acquiring acreage in a new core operating area, the Permian Basin of West Texas. We have acquired or committed to acquire approximately 325,000 net acres in the Midland and Delaware Basins. Our lease-acquisition plans for this area are primarily for 2011 and the leases in this area generally provide for a five-year development window. We expect to spend approximately $75 million on drilling and completions in the new Basins during 2011 and we anticipate to gradually increase capital spending in the area in 2012 and beyond, subject to drilling results.

        Our 2011 capital budget is focused on the development of non-proved reserve locations in our Haynesville, Lower Bossier, and Eagle Ford Shale plays so that we can hold our acreage in these areas. Capital spending for 2011 was initially estimated at $2.3 billion, of which $1.9 billion was allocated for drilling and completions, $200 million was allocated for midstream operations and $200 million was allocated for potential acquisitions. Our estimated capital expenditures for drilling and completions is increasing to $2.0 billion, our budget for potential acquisitions will increase to $600 million due to our addition of the Permian Basin as a new core operating area as discussed above, and our budget for midstream operations will increase to $250 million to accomodate accelerated operations in the Eagle Ford Shale. Of the $2.0 billion budget for drilling and completions, $950 million is planned for the Haynesville and Lower Bossier Shales, which will enable us to fulfill our held-by-production goals, $950 million is budgeted for the Eagle Ford Shale, $75 million is planned for the Permian Basin and $25 million is planned for various other projects. Our 2011 drilling and completion budget contemplates an increase in drilling activity in the Eagle Ford Shale throughout the year, a significant decrease in the Haynesville Shale operated rig count in the second half of the year as our lease-holding activities are substantially completed, and the beginning of the development of our new Permian Basin acreage. Our 2011 program will emphasize the development of our extensive condensate-rich properties, largely in the Eagle Ford Shale, and a shift away from dry gas development in our core areas. Our drilling and completion budget for 2011 is based on our current view of market conditions, our objective of accelerating development of certain areas of our Eagle Ford Shale position, and our desire to reduce capital allocated to pure natural gas drilling once our Haynesville Shale lease-holding activities are effectively completed.

        We expect to fund our 2011 capital budget with cash flows from operations, proceeds from asset dispositions, a portion of the proceeds from our recent senior note offering and borrowings under our

Senior Credit Agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our Senior Credit Agreement, facilitate drilling on our large undeveloped acreage position and selectively expand our acreage position and infrastructure projects. In the event our cash flows or proceeds from potential asset dispositions are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

Capital Resources and Liquidity

        Our primary sources of capital and liquidity are internally generated cash flows from operations, proceeds from asset dispositions, availability under our Senior Credit Agreement, and access to capital markets, to the extent available. Volatility in the capital markets could adversely impact our access to capital, which could reduce our ability to execute our development and acquisition plans, our ability to replace our reserves and our production levels. We continuously monitor our liquidity and the capital markets and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources and drilling success.

        Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. Future success in growing reserves and production will be highly dependent on our capital resources and our success in finding additional reserves. During the third quarter of 2010, we issued our initial 2018 Notes which consisted of $825 million aggregate principal amount of our 7.25% senior notes due 2018. On January 31, 2011, we completed the issuance of the additional 2018 Notes which were issued in an aggregate principal amount of $400 million. The additional 2018 Notes were a subsequent aggregate principal issue of the initial 2018 Notes. The additional 2018 Notes together with the initial 2018 Notes are collectively referred to as the 2018 Notes. The proceeds from the initial 2018 Notes were utilized to redeem our outstanding 9.125% $775 million senior notes due 2013. A portion of the proceeds of the additional 2018 Notes were utilized to redeem our 7.125% $275 million senior notes due 2012. Together, these issuances of our 2018 Notes allowed us to reduce our future interest expense as a result of a lower interest rate and also extended the maturity of our outstanding term debt. On April 1, 2011, we repaid the remaining $0.2 million of our 2011 Notes outstanding.

        Our Senior Credit Agreement provides for a $2.0 billion credit facility. As of March 31, 2011, the borrowing base was approximately $1.6 billion, $1.5 billion of which relates to our oil and natural gas properties and $100 million of which relates to our midstream assets (currently limited as described below). The portion of the borrowing base which relates to our oil and natural gas properties is redetermined on a semi-annual basis (with the Company and the lenders each having the right to one annual interim unscheduled redetermination) and adjusted based on our oil and natural gas properties, reserves, other indebtedness and other relevant factors. The component of the borrowing base related to our midstream assets is limited to the lesser of $100 million or 3.5 times midstream EBITDA and is calculated quarterly. As of March 31, 2011, the midstream component of the borrowing base was limited to approximately $95.2 million based on the midstream EBITDA limitation. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including redeterminations of our borrowing base, and covenants under our Senior Credit Agreement and our senior unsecured debt indentures. Additionally, our borrowing base is subject to a reduction equal to the product of $0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any unsecured senior or senior subordinated notes that we may issue. Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. We are subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.5 to 1.0. The second test applies only to borrowings under our Senior Credit Agreement that do not meet the first test and it limits these borrowings to the greater of a fixed sum of $1 billion and a percentage of 30% of our adjusted consolidated net tangible assets (as defined in all of our indentures), which is determined using discounted future net revenues from proved oil and natural gas reserves as of the end of each year. As of March 31, 2011, we had $364.0 million of debt outstanding under the Senior Credit Agreement and $1.2 billion of additional borrowing capacity available. At March 31, 2011, we were in compliance with our financial debt covenants under the Senior Credit Agreement.

        During the second quarter of 2011, we amended our Senior Credit Agreement, the Fifth Amended and Restated Senior Revolving Credit Agreement, as amended on November 8, 2010 and December 22, 2010, by entering into the Third Amendment to the Fifth Amended and Restated Senior Revolving Credit Agreement (the Third Amendment), among us, each of the lenders from time to time party thereto (the Lenders), BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and Bank of Montreal as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders. Among other things, the Third Amendment: (a) increased our borrowing base to $1.9 billion, $1.8 billion of which relates to our oil and natural gas properties and $100 million relates to our midstream assets (limited as described below); (b) reduced interest rates such that amounts outstanding under the Senior Credit Agreement will bear interest at specified margins over the London Interbank Offered Rate of 1.50% to 2.50% for Eurodollar loans or at specified margins over the Alternate Base Rate (ABR) of 0.50% to 1.50% for ABR loans, which margins will fluctuate based on the utilization of the facility; (c) extended the maturity date of the facility from July 1, 2014 to July 1, 2016; and (d) increased the amount of the facility from $2.0 billion to $2.5 billion. Borrowings under the Senior Credit Agreement are secured by first priority liens on substantially all of our assets, including pursuant to the terms of the Fifth Amended and Restated Guarantee and Collateral Agreement, all of the assets of, and equity interests in, our subsidiaries. The component of the borrowing base related to our midstream assets is limited to the lesser of $100 million or 3.5 times midstream EBITDA and is calculated quarterly.

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

        In conjunction with the KinderHawk joint venture (a joint venture in which our wholly owned subsidiary, Hawk Field Services, and Kinder Morgan each own a 50% membership interest), we are obligated to commit up to an additional $57.7 million, as of March 31, 2011, in capital contributions to KinderHawk during 2011, if required by KinderHawk to fund its capital expenditures. Additional contributions above this amount can be made at our discretion. Capital contributions to KinderHawk could impact our development plans by reducing the amount of capital available to fund our drilling program. Capital contributions to be made to KinderHawk will be factored into our overall analysis of capital resources and liquidity on an ongoing basis.

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

Cash Flow

        Our primary sources of cash for the three months ended March 31, 2011 were from operating and financing activities in addition to funds from asset sales. Our primary sources of cash for the three months ended March 31, 2010 were from operating and financing activities. Borrowings under our Senior Credit Agreement and cash received from operations were offset by repayments of our Senior Credit Agreement and cash used in investing activities to fund our drilling program and acquisition activities. Operating cash flow fluctuations were substantially driven by changes in commodity prices and changes in our production volumes. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our future capital expenditures. Prices for oil and natural gas have historically been subject to seasonal influences typically characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. See "Results of Operations" below for a review of the impact of prices and volumes on revenues.

        Net decrease in cash is summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows provided by operating activities	$243,052	$154,172
Cash flows used in investing activities	(584,289)	(517,386)
Cash flows provided by financing activities	341,187	363,096

Net decrease in cash	$(50)	$(118)

        Operating Activities.    Net cash provided by operating activities for the three months ended March 31, 2011 and 2010 were $243.1 million and $154.2 million, respectively.

        Net cash provided by operating activities increased in 2011 primarily due to the increase in realized gains on our derivative contracts from $24.6 million for the three months ended March 31, 2010 to $64.1 million for the same period in 2011. Also contributing to this increase was our drilling successes in the Haynesville and Eagle Ford Shales. Production for the first three months of 2011 averaged 826 Mmcfe/d compared to 625 Mmcfe/d during the same period of 2010, a 32% increase. The increase was partially offset by a 12% decrease in our realized natural gas equivalent price compared to the same period in prior year. As a result of our 2011 capital budget program, we expect to continue to increase our production volumes throughout 2011. However, we are unable to predict future production levels or future commodity prices with certainty, and, therefore, we cannot provide any assurance about future levels of net cash provided by operating activities.

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, inclusive of acquisitions and net of dispositions. Cash used in investing activities was $584.3 million and $517.4 million for the three months ended March 31, 2011 and 2010, respectively.

        During the first three months of 2011, we spent $682.9 million on oil and natural gas capital expenditures. In the first three months of 2011, we participated in the drilling of 113 gross wells

(49.5 net wells). We spent an additional $54.3 million on other operating property and equipment capital expenditures, primarily to fund the development of our gathering systems in the Eagle Ford Shale in South Texas.

        During the first three months of 2011, we purchased and redeemed $155.0 million of marketable securities. These marketable securities were classified and accounted for as trading securities and were used primarily to fund a portion of our 2011 capital program.

        On March 11, 2011 an independent third party exercised their option to acquire a portion of our interest in oil and natural gas properties in the Eagle Ford Shale. Proceeds from this transaction were approximately $74 million and were recorded as a reduction to the carrying value of our full cost pool with no gain or loss recorded. The effective date of the transaction was March 1, 2011.

        On December 22, 2010, we completed the sale of our interest in natural gas properties and other operating property and equipment in the Fayetteville Shale for $575 million in cash, before customary closing adjustments. Proceeds from the sale of the interest in natural gas properties were recorded as a reduction to the carrying value of our full cost pool with no gain or loss recorded. In conjunction with the sale of the other operating property and equipment, we recorded a loss of approximately $0.5 million in the year ended December 31, 2010. On January 7, 2011, we completed the sale of our midstream assets in the Fayetteville Shale for approximately $75 million in cash, before customary closing adjustments. Both transactions had an effective date of October 1, 2010.

        On May 21, 2010, our wholly owned subsidiary, Hawk Field Services, and Kinder Morgan entered into a joint venture arrangement to create a new entity, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. Hawk Field Services contributed to KinderHawk our Haynesville Shale gathering and treating business in Northwest Louisiana, and Kinder Morgan contributed approximately $917 million in cash ($875 million for a 50% membership interest in KinderHawk and $42 million for certain closing adjustments including 2010 capital expenditures through the closing date) to KinderHawk. We, along with Kinder Morgan, own a 50% membership interest in KinderHawk. KinderHawk distributed the approximate $917 million to us. During the first three months of 2011, we have made no cash contributions to KinderHawk and have received distributions of $16.1 million, which are recorded in cash flows from operating activities.

        During the first three months of 2010, we spent $639.0 million on oil and natural gas capital expenditures and participated in the drilling of 169 gross wells (46.5 net wells). We spent an additional $72.6 million on other operating property and equipment expenditures, primarily to fund the completion of gathering systems in the Fayetteville Shale in Arkansas and the development of our gathering systems in the Haynesville Shale in Louisiana and the Eagle Ford Shale in Texas.

        During the first three months of 2010, we purchased and redeemed $226.0 million of marketable securities. These marketable securities were classified and accounted for as trading securities and were used primarily to fund a portion of our 2010 capital program.

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

        Financing Activities.    Net cash flows provided by financing activities were $341.2 million and $363.1 million for the three months ended March 31, 2011 and 2010, respectively.

        On January 31, 2011, we completed the issuance of an additional $400 million aggregate principal amount of our 7.25% senior notes due 2018. The additional 2018 Notes are a subsequent aggregate principal issue of our outstanding 7.25% senior notes due 2018 which were issued in an aggregate principal amount of $825 million on August 17, 2010, the initial 2018 Notes. The net proceeds from the sale of the additional 2018 Notes were approximately $400.5 million, after deducting offering fees and expenses. We capitalized $7.3 million of debt issuance costs in conjunction with the issuance of the additional 2018 Notes. A portion of the proceeds of the additional 2018 Notes were utilized to redeem our 2012 Notes on March 17, 2011.

        Capital financing and excess cash flow from operations are used to repay borrowings under our Senior Credit Agreement to the extent available. During the first three months of 2011, we had net borrowings of $348.8 million. During the first three months of 2010, we had net borrowings of $366.0 million.

Contractual Obligations

        We have no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements other than those described below. Our level of capital expenditures will vary in future periods depending on the success we experience in our acquisition, development and exploration activities, oil and natural gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities. The following table summarizes our contractual obligations and commitments as of March 31, 2011:

	Total Obligation Amount(1)	Years Remaining
	(in thousands)
Gathering and transportation commitments	$1,928,842	18
Drilling rig commitments	261,920	3
Non-cancelable operating leases	32,278	8
Pipeline and well equipment obligations	129,372	1
Various contractual commitments (including, among other things, rental equipment obligations, obtaining and processing seismic data and fracture stimulation services)	65,680	3

Total commitments	$2,418,092

(1)
On May 21, 2010, we created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of this transaction, we are committed to contribute up to an additional $57.7 million in capital during 2011 in the event KinderHawk requires capital to finance its planned capital expenditures. This obligation is not reflected in the amounts shown in the above table. See Note 2, "Acquisitions and Divestitures" for more details.

        We are obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from our operated wells producing from the Haynesville and Lower Bossier Shales, within specified acreage in Northwest Louisiana through May 2015, or in the alternative, pay an annual true-up fee to

KinderHawk if such minimum annual quantities are not delivered. The minimum annual quantities per contract year are as follows:

Contract Year	Minimum Annual Quantity (Bcf)
Year 1 (partial)—2010	81.090
Year 2—2011	152.899
Year 3—2012	238.595
Year 4—2013	324.047
Year 5—2014	368.614
Year 6 (partial)—2015	143.066

        These quantities represent 50% of our anticipated production from the specified acreage at the time we entered into the contract. Production from this acreage has been significantly in excess of these quantities during 2010 and through the first quarter of 2011, and we have not been obligated to pay a true-up fee to date.

        We pay KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. The gathering fee is currently equal to $0.34 per thousand cubic feet (Mcf) of natural gas delivered at KinderHawk's receipt points. The treating fee is charged for gas delivered containing more than 2% by volume of carbon dioxide. For gas delivered containing between 2% and 5.5% carbon dioxide, the treating fee is between $0.030 and $0.345 per Mcf, and for gas containing over 5.5% carbon dioxide, the treating fee starts at $0.365 per Mcf and increases on a scale of $0.09 per Mcf for each additional 1% of carbon dioxide content. In the event that annual natural gas deliveries are ever less than the minimum annual quantity per contract year set forth in the table above, our true-up fee obligation would be determined by subtracting the volumes delivered from the minimum annual quantity for the applicable contract year and multiplying the positive difference by the sum of the gathering fee in effect on the last day of such year plus the average monthly treating fees for such year. For example, if the quantity of natural gas delivered in 2011 were 50 Bcf less than the minimum annual quantity for such year and the year-end gathering fee was $0.34 per Mcf and the average treating fee for the period was $0.345 per Mcf, the true-up fee would be $34.3 million.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Quarters Ended March 31, 2011 and 2010

        We reported income from continuing operations, net of income taxes of $1.2 million for the three months ended March 31, 2011 compared to income from continuing operations, net of income taxes of $156.3 million for the same period in 2010, resulting in a net change of $155.1 million. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended March 31,
In thousands (except per unit and per Mcfe amounts)	2011	2010	Change
Income from continuing operations, net of income taxes	$1,180	$156,292	$(155,112)
Operating revenues:
Oil and natural gas	350,208	300,591	49,617
Marketing	140,544	130,119	10,425
Midstream	972	7,072	(6,100)
Operating expenses:
Marketing	154,898	136,622	18,276
Production:
Lease operating	12,611	17,395	(4,784)
Workover and other	4,876	2,378	2,498
Taxes other than income	11,735	12,760	(1,025)
Gathering, transportation and other:
Oil and natural gas	51,489	22,289	29,200
Midstream	1,406	5,867	(4,461)
General and administrative:
General and administrative	33,295	27,945	5,350
Stock-based compensation	6,680	4,089	2,591
Depletion, depreciation and amortization:
Depletion—Full cost	153,493	100,262	53,231
Depreciation—Midstream	1,067	2,821	(1,754)
Depreciation—Other	2,308	1,150	1,158
Accretion expense	444	535	(91)
Amortization of deferred gain	48,468	—	48,468
Other income (expenses):
Net (loss) gain on derivative contracts	(50,907)	214,703	(265,610)
Interest expense and other	(66,803)	(62,846)	(3,957)
Equity investment income	13,571	—	13,571
(Loss) income from continuing operations before income taxes
Oil and natural gas	(59,384)	236,081	(295,465)
Midstream	61,135	19,445	41,690
Income tax provision	(571)	(99,234)	98,663
Production:
Natural gas—Mmcf	66,897	54,775	12,122
Crude oil—MBbl	717	241	476
Natural gas liquids—MBbl	526	8	518
Natural gas equivalent—Mmcfe(1)	74,355	56,269	18,086
Average daily production—Mmcfe(1)	826	625	201
Average price per unit(2):
Natural gas price—Mcf	$3.93	$5.14	$(1.21)
Crude oil price—Bbl	85.98	75.29	10.69
Natural gas liquids price—Bbl	47.28	38.24	9.04
Natural gas equivalent price—Mcfe(1)	4.70	5.34	(0.64)
Average cost per Mcfe:
Production:
Lease operating	0.17	0.31	(0.14)
Workover and other	0.07	0.04	0.03
Taxes other than income	0.16	0.23	(0.07)
Gathering, transportation and other:
Oil and natural gas	0.69	0.40	0.29
Midstream	0.02	0.10	(0.08)
General and administrative:
General and administrative	0.45	0.50	(0.05)
Stock-based compensation	0.09	0.07	0.02
Depletion	2.06	1.78	0.28

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

        For the three months ended March 31, 2011, oil and natural gas revenues increased $49.6 million from the same period in 2010, to $350.2 million. The increase was primarily due to the increase in our production of 18,086 Mmcfe, or 32% over the three months ended March 31, 2010, primarily due to our drilling successes in resource plays in Louisiana and Texas. Increased production contributed approximately $97 million in revenues for the three months ended March 31, 2011. This increase was offset by a decrease of $0.64 per Mcfe in our realized average price to $4.70 per Mcfe from $5.34 per Mcfe in the prior year period. The decrease in realized average prices led to a decrease in oil and natural gas revenues of approximately $47 million.

        We had marketing revenues of $140.5 million and marketing expenses of $154.9 million for the three months ended March 31, 2011, resulting in a loss before taxes of $14.4 million as compared to a loss before taxes of $6.5 million for the same period in 2010. Our marketing subsidiary purchases and sells our own and third party natural gas produced from wells which we and third parties operate. We report the revenues and expenses related to these marketing activities on a gross basis as part of our operating revenues and operating expenses. Marketing revenues are recorded at the time natural gas is physically delivered to third parties at a fixed or index price. Marketing expenses attributable to gas purchases are recorded as we take physical title to the natural gas and transport the purchased volumes to the point of sale. Our loss before income taxes for the three months ended March 31, 2011 is primarily attributable to decreased margins and the amortization of our acquired transportation contracts.

        We had gross revenues from our midstream segment of $4.0 million for the three months ended March 31, 2011 compared to the same period in 2010 of $29.2 million, a decrease of $25.2 million. Gross revenues of $4.0 million included $3.0 million of inter-segment revenues that were eliminated in consolidation. On a net basis, we had revenues of $1.0 million for the three months ended March 31, 2011, a decrease of $6.1 million from the prior year. Gathering and treating throughput decreased 38.4 Bcf to 11.9 Bcf for the three months ended March 31, 2011 compared to 50.3 Bcf for the three months ended March 31, 2010, which includes 45.4 Bcf of Haynesville throughput. The decrease in revenues and throughput was primarily due to the contribution of the gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk on May 21, 2010.

        Lease operating expenses decreased $4.8 million for the three months ended March 31, 2011 primarily due to our continued cost control efforts as well as the sale of our higher cost properties in 2010. On a per unit basis, lease operating expenses decreased $0.14 per Mcfe to $0.17 per Mcfe in 2011 from $0.31 per Mcfe in 2010. The decrease on a per unit basis is primarily due to the increase in production during 2011 from our resource plays which historically have a lower per unit operating cost. Additionally, the sale of our Terryville, WEHLU, and Fayetteville Shale properties in 2010, contributed to a decrease in costs for the three months ended March 31, 2011 over the same period in 2010 as these properties historically operated with higher operating costs per unit.

        Workover expenses increased $2.5 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase was primarily due to an increase in activity in the Haynesville Shale related to the replacement of corroded conventional tubing with chrome tubing in a number of our wells.

        Taxes other than income decreased $1.0 million for the three months ended March 31, 2011 as compared to the same period in 2010. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a fixed rate based on production or as a percentage of gross oil and natural gas sales. Our increase in production in the current year was offset by severance tax refunds related to drilling incentives for horizontal wells in the Haynesville and Eagle Ford Shales. For the three months ended March 31, 2011, we recorded severance tax refunds totaling $4.0 million compared to $7.6 million in the prior year. On a per unit basis, excluding the severance tax refunds, taxes other than income decreased $0.15 per Mcfe to $0.21 per Mcfe compared to $0.36 per Mcfe in 2010. This adjusted decrease from prior year is due to severance tax exemptions related to the drilling incentives as well as a reduction in the Louisiana statutory severance tax rate.

        Gathering, transportation and other expense attributable to our oil and natural gas production segment increased $29.2 million, for the three months ended March 31, 2011 as compared to the same period in 2010. The increase was primarily due to the closing of our KinderHawk joint venture with Kinder Morgan on May 21, 2010, as gathering and treating fees now paid to KinderHawk historically had been paid to Hawk Field Services and eliminated in consolidation. We pay $0.34 per Mcf of gas that is delivered at KinderHawk's receipt points for gathering and a treating fee that ranges between $0.030 per Mcf and $0.365 per Mcf or more depending on carbon dioxide content. On a per unit basis, gathering, transportation and other expenses increased $0.29 per Mcfe to $0.69 per Mcfe in 2011 compared to $0.40 per Mcfe in 2010. The increase on a per unit basis is primarily attributable to the gathering and treating fees we are paying to KinderHawk which historically had been paid to Hawk Field Services and eliminated in consolidation.

        Gathering, transportation and other expenses attributable to our midstream segment decreased $4.5 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to the contribution of the gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk on May 21, 2010 partially offset by the current year expansion of our Eagle Ford gas gathering and treating system.

        General and administrative expense for the three months ended March 31, 2011 increased $5.4 million as compared to the same period in 2010. The increase is primarily attributable to an approximate $8.2 million increase in payroll and employee costs, including salaries, benefits and incentives associated with increases in our work force as a result of our continued growth. This increase was partially offset by a $6.0 million decrease in professional fees, primarily decreases in legal fees and settlements.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs associated with evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. Depletion expense increased $53.2 million for the three months ended March 31, 2011 from the same period in 2010, to $153.5 million. On a per unit basis, depletion expense increased $0.28 per Mcfe to $2.06 per Mcfe. The increase on a per unit basis is primarily due to our 2010 asset sales as well as the impact of our 2010 and 2011 capital expenditures program.

        Depreciation expense associated with our gas gathering systems decreased $1.8 million to $1.1 million for the three months ended March 31, 2011. The decrease was primarily due to the contribution of the gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk which resulted in a $404 million decrease in gas gathering system and equipment assets partially offset by the current year expansion of our Eagle Ford gas gathering and treating system. We depreciate our gas gathering systems over a 30 year useful life and begin depreciating on the estimated placed in service date.

        On May 21, 2010, we contributed our Haynesville Shale gathering and treating business in exchange for a 50% membership interest in a joint venture entity, KinderHawk, and approximately $917 million in cash. At May 21, 2010, as a result of this transaction, we recorded a deferred gain of approximately $719.4 million for the difference between 50% of the net carrying value of the assets we contributed to the joint venture and the net cash proceeds from KinderHawk, representing the cash contributed by Kinder Morgan at closing for its 50% membership interest in KinderHawk. We will recognize the portion of the deferred gain equal to our capital commitment as contributions to KinderHawk are made or upon expiration of the capital commitment at December 31, 2011. In addition to the capital commitment, we guaranteed to deliver certain minimum volumes of natural gas through the Haynesville Shale gathering system through May 2015. We will recognize the remaining deferred gain as volumes are delivered through the Haynesville Shale gathering system through May 2015. During the three months ended March 31, 2011, the Company recognized $48.5 million of the deferred gain.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas, and natural gas liquids production. Historically, we have also entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those on our Senior Credit Agreement) to fixed interest rates. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statement of operations. At March 31, 2011, we had a $200.1 million derivative asset, $163.1 million of which was classified as current, and a $69.1 million derivative liability, $32.2 million of which was classified as current. We recorded a net derivative loss of $50.9 million ($115.0 million net unrealized loss and $64.1 million net gain for cash received on settled contracts) for the three months ended March 31, 2011 compared to a net derivative gain of $214.7 million ($190.1 million net unrealized gain and a $24.6 million net gain for cash received on settled contracts) in the same period in 2010.

        Interest expense and other increased $4.0 million for the three months ended March 31, 2011 compared to the same period in 2010. During the first quarter of 2011, we wrote-off $3.0 million related to the unamortized discount associated with our 2012 Notes that were redeemed in the first quarter of 2011, which was the primary cause of the increase in interest expense and other over the first quarter of 2010.

        Our investment in KinderHawk in which we do not have a majority interest, but do have significant influence, is accounted for under the equity method. Under the equity method of accounting, our share of net income (loss) from KinderHawk is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). Distributions from KinderHawk are recorded as reductions of our investment and contributions to KinderHawk are recorded as increases of our investment. Our net share of KinderHawk's earnings or losses is reported as "Equity investment income" in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2011, our net share of KinderHawk's income was $13.6 million.

        We had an income tax provision of $0.6 million for the three months ended March 31, 2011 due to our income from continuing operations before income taxes of $1.8 million compared to an income tax provision of $99.2 million due to our income from continuing operations before income taxes of $255.5 million in the prior year. The effective tax rate for the three months ended March 31, 2011 was 32.6% compared to 38.8% for the three months ended March 31, 2010. The change in the effective tax rate is primarily due to the impact of stock-based compensation adjustments on our lower net income in the current year compared to the first quarter of 2010.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

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

        We are exposed to market risk on our open derivative contracts of non-performance by our counterparties. We do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings. Each of the counterparties to our derivative contracts is a lender in our Senior Credit Agreement. We did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement. Please refer to Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 8, "Derivatives" for additional information.

        We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Periodically, we may look to utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At March 31, 2011, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

        We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 8, "Derivatives" for more details.

Interest Sensitivity

        We are exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and ABR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

        At March 31, 2011, total long-term debt was $3.0 billion, of which approximately 88% bears interest at a weighted average fixed interest rate of 8.2% per year. The remaining 12% of our total debt balance at March 31, 2011 bears interest at floating or market interest rates that at our option are tied to prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At March 31, 2011, the interest rate on our variable rate debt was 2.7% per year. If the balance of our variable rate debt at March 31, 2011 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.2 million per quarter.

Item 4.    Controls and Procedures

        In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        We were formerly involved in natural gas exploration in the Fayetteville Shale play in North Central Arkansas. Our subsidiary, Hawk Field Services, constructed a pipeline to transport natural gas from wellheads. Hawk Field Services' activities were being performed pursuant to required environmental permits issued by the Arkansas Department of Environmental Quality and the United States Army Corps of Engineers (Corps of Engineers). The terrain in and around the Fayetteville Shale play is very hilly and required that the pipeline cross numerous small creeks and streams. Some of these streams ultimately drain into larger waters that are home to an endangered freshwater mussel known as the Speckled Pocketbook (Lampsilis streckeri).

        In 2008, the United States Fish and Wildlife Service (USFWS) opened an investigation into the activities of Hawk Field Services and the Company in the Fayetteville Shale play. The investigation focused on the pipeline stream crossings and potential impacts on the Speckled Pocketbook. On April 22, 2009, we received a letter from the United States Attorney's Office for the Eastern District of Arkansas and the Environmental Crimes Section of the United States Department of Justice notifying us that we were under criminal investigation for alleged violations of the Federal Clean Water Act and the Federal Endangered Species Act with respect to the endangered Speckled Pocketbook. Hawk Field Services sold its gathering and treating assets serving the Fayetteville Shale in conjunction with the Company's disposition of its Fayetteville Shale natural gas properties and, as a consequence, neither the

Company nor Hawk Field Services currently have ongoing operations in Arkansas. The Company and the United States Department of Justice have finalized a plea agreement, whereby Hawk Field Services will plead guilty to three misdemeanor counts of violating the Endangered Species Act, pay a $350,000 fine, and contribute $150,000 toward environmental conservation efforts in the Fayetteville Shale area. Final approval of the plea agreement is expected to occur in the summer of 2011.

        We are also involved in natural gas exploration in the Haynesville Shale in Louisiana. On July 27, 2009, we received a Cease and Desist Order from the Corps of Engineers alleging violations of the Federal Clean Water Act for unauthorized land clearing and discharges of dredged or fill material into wetlands associated with the development of three gas wells in Bossier, Caddo, and Red River Parishes in Louisiana. The Company subsequently identified additional well sites on which work may have been conducted without required authorizations under the Clean Water Act. The Company disclosed information relating to the additional well sites to the Corps of Engineers and the United States Environmental Protection Agency (EPA). On January 26, 2011, the Company and EPA entered into a Consent Agreement and Final Order. Pursuant to that Order, the Company paid an administrative penalty of $177,500. This matter is now resolved.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors described in the Company's Annual Report on Form 10-K, for the year ended December 31, 2010, except as stated below.

Availability of adequate gathering systems and transportation take-away capacity may hinder our access to suitable oil and natural gas markets or delay our production.

        Our ability to bring natural gas, natural gas liquids and crude oil production to market depends on a number of factors including the availability and proximity of pipelines and processing facilities. The recent growth in production in the Eagle Ford Shale, especially of oil and natural gas liquids production, has limited the availability of transportation take-away capacity for these products. If we are unable to obtain adequate amounts of take-away capacity to meet our growing production levels, we may have to delay initial production or shut in our wells awaiting a pipeline connection or capacity and / or sell our production at significantly lower prices than those quoted on NYMEX or than we currently project, which could adversely affect our results of operations.

Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

        Among the changes contained in the President's Fiscal Year 2012 budget proposal, released by the White House on February 14, 2011, is the elimination or deferral of certain key U.S. federal income tax deductions currently available to oil and gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. Recently, members of the U.S. Congress have considered similar changes to the existing federal income tax laws that affect oil and gas exploration and production companies, which, if enacted, would negatively affect our financial condition and results of operations. The passage of any legislation as a result of the budget proposal or any other similar change in U.S. federal income tax law could eliminate or defer certain tax deductions within the industry that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table sets forth certain information with respect to the surrender of our common stock by employees in exchange for the payment of certain tax obligations during the three months ended March 31, 2011.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2011	364	$18.83	—	—
February 2011	129,454	20.71	—	—
March 2011	64,627	20.86	—	—

(1)
All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards and the exercise of settled stock appreciation rights. The acquisitions of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock, nor were they considered as or accounted for as treasury shares.

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

Exhibit No	Description
4.14	First Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, and parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K filed on February 25, 2009).
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
4.17
Fourth Supplemental Indenture dated as of June 30, 2010 among Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.24 to our Quarterly Report on Form 10-Q filed on August 3, 2010).
4.18
Indenture, dated January 27, 2009, among the Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 28, 2009).
4.19
First Supplemental Indenture, dated August 4, 2009, among the Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.26 to our Quarterly Report on Form 10-Q filed on November 5, 2009).
4.20
Second Supplemental Indenture, dated June 30, 2010, among the Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.19 to our Quarterly Report on Form 10-Q filed on August 3, 2010).
4.21
Indenture, dated as of August 17, 2010, among Petrohawk Energy Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 20, 2010).
4.22
Registration Rights Agreement, dated as of August 17, 2010, among Petrohawk Energy Corporation and Barclays Capital Inc., on behalf the initial purchasers named therein (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2010).
4.23
Registration Rights Agreement, dated January 31, 2011, among Petrohawk Energy Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed February 3, 2011).
10.1	Purchase Agreement dated January 14, 2011, between the Company and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2011).

Exhibit No		Description
10.2	†	Second Amendment to Employment Agreement of Floyd C. Wilson entered into February 21, 2011 (Incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed February 22, 2011).
10.3	*	Third Amendment to Fifth Amended and Restated Senior Revolving Credit Agreement dated April 29, 2011.
12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
31.1	*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	*	Interactive Data File

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

PETROHAWK ENERGY CORPORATION
Date: May 5, 2011	By:	/s/ FLOYD C. WILSON Floyd C. Wilson Chairman of the Board and Chief Executive Officer
	By:	/s/ MARK J. MIZE Mark J. Mize Executive Vice President, Chief Financial Officer and Treasurer
	By:	/s/ C. BYRON CHARBONEAU C. Byron Charboneau Vice President, Chief Accounting Officer and Controller