Form 10-Q
period 2011-06-30
PETROHAWK ENERGY CORP
filed 2011-08-03
CIK 1059324

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

        As of July 28, 2011 the Registrant had 303,893,547 shares of Common Stock, $.001 par value, outstanding.

Special note regarding forward-looking statements

        This Quarterly Report on Form 10-Q contains, and we may from time to time otherwise make in other public filings, press releases and presentations, forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward- looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the "Risk Factors" section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

  •
  our ability to retain key members of senior management and key technical employees especially given the pending merger with affiliates of BHP Billiton Limited;

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

  •
  the possibility that our merger with affiliates of BHP Billiton Limited could not be completed or could be delayed, which could negatively affect our stock price and our future business, operations and financial results;

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues:
Oil and natural gas	$443,729	$239,834	$793,937	$540,425
Marketing	149,486	107,338	290,030	237,457
Midstream	1,865	3,954	2,837	11,026

Total operating revenues	595,080	351,126	1,086,804	788,908

Operating expenses:
Marketing	161,049	117,309	315,947	253,931
Production:
Lease operating	13,726	16,384	26,337	33,779
Workover and other	4,308	1,571	9,184	3,949
Taxes other than income	16,779	5,111	28,514	17,871
Gathering, transportation and other	66,901	33,299	119,796	61,455
General and administrative	50,302	43,100	90,277	75,134
Depletion, depreciation and amortization	192,808	99,855	350,120	204,623

Total operating expenses	505,873	316,629	940,175	650,742
Amortization of deferred gain	46,508	64,367	94,976	64,367

Income from operations	135,715	98,864	241,605	202,533
Other income (expenses):
Net gain (loss) on derivative contracts	83,507	(16,625)	32,600	198,078
Interest expense and other	(67,019)	(61,533)	(133,822)	(124,379)
Equity investment income	17,339	2,047	30,910	2,047

Total other income (expenses)	33,827	(76,111)	(70,312)	75,746

Income from continuing operations before income taxes	169,542	22,753	171,293	278,279
Income tax provision	(64,660)	(8,741)	(65,231)	(107,975)

Income from continuing operations, net of income taxes	104,882	14,012	106,062	170,304
Loss from discontinued operations, net of income taxes	(753)	(517)	(3,161)	(674)

Net income	$104,129	$13,495	$102,901	$169,630

Net income (loss) per share:
Basic:
Continuing operations	$0.35	$0.05	$0.35	$0.57
Discontinued operations	—	(0.01)	(0.01)	(0.01)

Total	$0.35	$0.04	$0.34	$0.56

Diluted:
Continuing operations	$0.34	$0.05	$0.35	$0.56
Discontinued operations	—	(0.01)	(0.01)	—

Total	$0.34	$0.04	$0.34	$0.56

Weighted average shares outstanding:
Basic	301,603	300,426	301,321	300,292

Diluted	305,464	302,446	305,101	302,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
Current assets:
Cash	$1,655	$1,591
Accounts receivable	468,270	356,597
Receivables from derivative contracts	154,308	217,018
Prepaids and other	50,054	62,831

Total current assets	674,287	638,037

Oil and natural gas properties (full cost method):
Evaluated	9,152,679	7,520,446
Unevaluated	2,494,353	2,387,037

Gross oil and natural gas properties	11,647,032	9,907,483
Less—accumulated depletion	(5,117,172)	(4,774,579)

Net oil and natural gas properties	6,529,860	5,132,904

Other operating property and equipment:
Gas gathering systems and equipment	280,858	150,372
Other operating assets	71,021	55,315

Gross other operating property and equipment	351,879	205,687
Less—accumulated depreciation	(25,757)	(19,194)

Net other operating property and equipment	326,122	186,493

Other noncurrent assets:
Goodwill	932,802	932,802
Other intangible assets, net of amortization	83,816	89,342
Debt issuance costs, net of amortization	64,926	45,941
Deferred income taxes	173,617	258,570
Receivables from derivative contracts	38,605	41,721
Assets held for sale	—	74,448
Equity investment	211,990	217,240
Other	4,608	6,944

Total assets	$9,040,633	$7,624,442

Current liabilities:
Accounts payable and accrued liabilities	$1,032,375	$787,238
Deferred income taxes	17,503	48,499
Liabilities from derivative contracts	16,101	5,820
Payable to equity affiliate	600	976
Long-term debt	15,556	14,790

Total current liabilities	1,082,135	857,323

Long-term debt	3,766,380	2,612,852
Other noncurrent liabilities:
Liabilities from derivative contracts	14,789	13,575
Asset retirement obligations	38,923	31,741
Deferred gain on sale	469,145	564,121
Other	604	544
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: 500,000,000 shares of $.001 par value authorized; 303,896,636 and 302,489,501 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	304	302
Additional paid-in capital	4,653,077	4,631,609
Accumulated deficit	(984,724)	(1,087,625)

Total stockholders' equity	3,668,657	3,544,286

Total liabilities and stockholders' equity	$9,040,633	$7,624,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$102,901	$169,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	350,120	207,249
Income tax provision	63,280	107,561
Loss on sale	3,950	—
Stock-based compensation	14,300	10,397
Net unrealized loss (gain) on derivative contracts	83,909	(102,671)
Amortization of deferred gain	(94,976)	(64,367)
Equity investment income	(30,910)	(2,047)
Distributions from equity affiliate	36,160	4,236
Other operating	18,914	16,757
Change in assets and liabilities:
Accounts receivable	(120,801)	(27,025)
Prepaids and other	12,777	(18,538)
Accounts payable and accrued liabilities	98,190	14,075
Payable to equity affiliate	(376)	(12,885)
Other	2,593	17,154

Net cash provided by operating activities	540,031	319,526

Cash flows from investing activities:
Oil and natural gas capital expenditures	(1,674,519)	(1,206,288)
Proceeds received from sale of oil and natural gas properties	76,109	491,094
Proceeds received from the contribution of Haynesville gas gathering systems	—	921,408
Proceeds received from sale of Fayetteville gas gathering systems	76,898	—
Marketable securities purchased	(330,000)	(978,006)
Marketable securities redeemed	330,000	697,000
Increase in restricted cash	(295,748)	(75,005)
Decrease in restricted cash	295,748	231,523
Other operating property and equipment capital expenditures	(134,653)	(173,840)

Net cash used in investing activities	(1,656,165)	(92,114)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,941	1,276
Proceeds from borrowings	3,679,500	942,000
Repayment of borrowings	(2,539,262)	(1,165,780)
Debt issuance costs	(24,861)	(704)
Other	(4,120)	(3,573)

Net cash provided by (used in) financing activities	1,116,198	(226,781)

Net increase in cash	64	631
Cash at beginning of period	1,591	1,511

Cash at end of period	$1,655	$2,142

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

Gas Gathering Systems and Equipment and Other Operating Assets

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year estimated useful life. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The Company capitalized $1.0 million and $1.7 million of interest for the three and six months ended June 30, 2011, respectively, and $1.3 million and $2.5 million of interest for the three and six months ended June 30, 2010, respectively, related to the construction of the Company's gas gathering systems and equipment.

        Gas gathering systems and equipment as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010(1)
	(In thousands)
Gas gathering systems and equipment	$280,858	$305,096
Less—accumulated depreciation	(5,661)	(13,729)

Net gas gathering systems and equipment	$275,197	$291,367

(1)
Includes gas gathering systems and equipment of approximately $155 million and related accumulated depreciation of approximately $11 million associated with the Company's Fayetteville Shale midstream assets, which were classified as "Assets held for sale" in the unaudited condensed consolidated balance sheet at December 31, 2010. "Assets held for sale" were recorded at the lesser of the carrying amount or the fair value less costs to sell, which resulted in a write down of approximately $69.7 million that was recorded in the year ended December 31, 2010. "Assets held for sale" were approximately $74 million as of December 31, 2010. The Company divested its Fayetteville Shale midstream operations on January 7, 2011.

        Other operating property and equipment are recorded at cost. Depreciation is calculated using the straight-line method. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

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

Equity Method Investment

        On May 21, 2010, the Company contributed its Haynesville Shale gas gathering and treating business in exchange for a 50% membership interest in a joint venture entity, KinderHawk Field Services LLC (KinderHawk), and approximately $917 million in cash. The Company's investment in KinderHawk, in which the Company did not have a majority interest, but did have significant influence, has been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of net income (loss) from KinderHawk is reflected as an increase (decrease) in its investment account in "Other noncurrent assets" and is also recorded as "Equity investment income" in "Other income (expenses)." Distributions from KinderHawk are recorded as reductions of the Company's investment and contributions to KinderHawk are recorded as increases of the Company's investment. The Company reviews equity method investments for potential impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in the value of the investment has occurred. See Note 13, "Equity Method Investment," for further discussion. On July 1, 2011, the Company sold its remaining 50% membership interest in KinderHawk. See Note 15, "Subsequent Events," for additional details of this transaction.

Amortization of Deferred Gain

        On May 21, 2010, the Company contributed its Haynesville Shale gathering and treating business in Northwest Louisiana to KinderHawk and KM Gathering LLC (KM Gathering), an affiliate of Kinder Morgan Energy Partners, L.P. (Kinder Morgan), a publicly traded master limited partnership, contributed approximately $917 million ($875 million for a 50% membership interest in KinderHawk and $42 million for certain closing adjustments, including 2010 capital expenditures through the closing date) in cash to KinderHawk, which was distributed to the Company. At May 21, 2010, as a result of the transaction, the Company recorded a deferred gain of approximately $719.4 million for the difference between 50% of the net carrying value of the assets it contributed to the joint venture and the net cash proceeds from KinderHawk, representing the cash contributed by Kinder Morgan at closing for its 50% membership interest in KinderHawk. The Company recognizes the portion of the deferred gain equal to its capital commitment as contributions to KinderHawk are made or upon expiration of the capital commitment at December 31, 2011. On July 1, 2011, in conjunction with the closing of the Company's sale of its remaining 50% membership interest in KinderHawk, the balance of the Company's capital commitment to KinderHawk was relieved and the applicable portion of the deferred gain equal to its remaining capital commitment will be recognized in the third quarter of 2011. See Note 15, "Subsequent Events" for more details. In addition to the capital commitment, the Company guaranteed to deliver certain minimum annual volumes of natural gas through the

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

Haynesville gathering system through May 2015. The Company recognizes the remaining portion of the deferred gain recorded in the transaction as volumes are delivered through the Haynesville gathering system through May 2015. The Company's obligation to deliver minimum annual volumes of natural gas to KinderHawk through May 2015 remains in effect following the sale of the Company's remaining 50% membership interest in KinderHawk on July 1, 2011, and the Company will continue to recognize the deferred gain associated with the delivered volumes through May 2015. The recognition of the deferred gain is included in "Amortization of deferred gain" in the unaudited condensed consolidated statements of operations.

Goodwill

        Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. ASC 350, Intangibles—Goodwill and Other (ASC 350) requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if events occur or circumstances change that could potentially result in impairment. The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. The Company has determined that it has two reporting units: oil and natural gas production and midstream operations. All of the Company's goodwill has been allocated to its oil and natural gas production reporting unit as all of its historical goodwill relates to its acquisitions of oil and natural gas properties. The Company performs its goodwill test annually during the third quarter, or more often if circumstances require.

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

        Amortization expense was $2.8 million and $5.5 million for the three and six months ended June 30, 2011, respectively, and $2.8 million and $5.5 million for the three and six months ended June 30, 2010, respectively, and was allocated to operating expenses between "Marketing" and "Gathering, transportation and other" on the unaudited condensed consolidated statements of operations based on the usage of the contract. The estimated amortization expense will be approximately $11.1 million per year for the remainder of the contract through 2019.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

        Other intangible assets subject to amortization at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Transportation contracts	$105,108	$105,108
Less—accumulated amortization	(21,292)	(15,766)

Net transportation contracts	$83,816	$89,342

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

Recently Issued Accounting Pronouncements

        In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). This codification update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires reporting units with such carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010 and early adoption is not permitted. The Company adopted the provisions of this update in the first quarter of 2011 and will apply the provisions of ASU 2010-28 when the Company's annual goodwill test is performed in 2011. The Company does not expect a material impact on its operating results, financial position, cash flows or disclosures as a result of the adoption.

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

        In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amendments in ASU 2011-04 are the result of the FASB's and the International Accounting Standards Board's (IASB) work to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with generally accepted accounting principles (GAAP) in the United States and the International Financial Reporting Standards (IFRS). ASU 2011-04 explains how to measure fair value and changes the wording used to describe many of the fair value requirements in GAAP, but does not require additional fair value measurements. The amendments in this update are to be applied prospectively to interim and annual reporting periods beginning after December 15, 2011. The Company is currently assessing the impact that the adoption of ASU 2011-04 will have on its operating results, financial position, cash flows and disclosures.

2. ACQUISITIONS AND DIVESTITURES

Divestitures

Fayetteville Shale

        On December 22, 2010, the Company completed the sale of its interest in natural gas properties and related other operating property and equipment in the Fayetteville Shale for $575 million in cash, before customary closing adjustments. Proceeds from the sale of the interest in natural gas properties were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded. In conjunction with the sale of the related other operating property and equipment, the Company recorded a loss of approximately $0.5 million in the year ended December 31, 2010. On January 7, 2011, the Company completed the sale of its midstream assets in the Fayetteville Shale for approximately $75 million in cash, before customary closing adjustments. As of December 31, 2010, the Fayetteville Shale midstream assets were classified as "Assets held for sale" on the Company's unaudited condensed consolidated balance sheet. "Assets held for sale" were recorded at the lesser of the carrying amount or the fair value less costs to sell, which resulted in a write down of the carrying amount of approximately $69.7 million in the year ended December 31, 2010. Both transactions had an effective date of October 1, 2010.

Mid-Continent Properties

        On September 29, 2010, the Company completed the sale of its interest in certain oil and natural gas properties in Texas, Oklahoma and Arkansas for $123 million in cash, before customary closing adjustments. Proceeds from the sale were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded. The transaction had an effective date of July 1, 2010.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2. ACQUISITIONS AND DIVESTITURES (Continued)

Hawk Field Services, LLC Joint Venture

        On May 21, 2010, Hawk Field Services, LLC (Hawk Field Services), a wholly owned subsidiary of Petrohawk, and Kinder Morgan formed a new joint venture pursuant to a Formation and Contribution Agreement (Contribution Agreement). The new joint venture entity, KinderHawk, engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. Pursuant to the Contribution Agreement, Hawk Field Services contributed to KinderHawk its Haynesville Shale gathering and treating business in Northwest Louisiana, and Kinder Morgan contributed approximately $917 million in cash ($875 million for a 50% membership interest in KinderHawk and $42 million for certain closing adjustments including 2010 capital expenditures through the closing date) to KinderHawk. Each of Hawk Field Services and Kinder Morgan own a 50% membership interest in KinderHawk. KinderHawk distributed approximately $917 million to Hawk Field Services. The joint venture had an economic effective date of January 1, 2010, and Hawk Field Services continued to operate the business until September 30, 2010, at which date Hawk Field Services and Kinder Morgan terminated the transition services agreement and KinderHawk assumed operations of the joint venture. The Company accounts for its interest in KinderHawk under the equity method of accounting.

        On July 1, 2011, the Company sold its remaining 50% membership interest in KinderHawk to Kinder Morgan. See Note 15, "Subsequent Events," for further discussion.

        The Company is obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales with specified acreage in Northwest Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. The Company pays KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. The gathering fee is equal to $0.34 per thousand cubic feet (Mcf) of natural gas delivered at KinderHawk's receipt points. The treating fee is charged for gas delivered containing more than 2% by volume of carbon dioxide. For gas delivered containing between 2% and 5.5% carbon dioxide, the treating fee is between $0.030 and $0.345 per Mcf, and for gas containing over 5.5% carbon dioxide, the treating fee starts at $0.365 per Mcf and increases on a scale of $0.09 per Mcf for each additional 1% of carbon dioxide content. KinderHawk charges included in "Gathering, transportation and other" in the unaudited condensed consolidated statements of operations totaled approximately $30 million and $57 million for the three and six months ended June 30, 2011 and $8 million for the three and six months ended June 30, 2010, respectively. The Company's obligation to deliver minimum annual volumes of natural gas to KinderHawk through May 2015 remains in effect following the sale of the Company's remaining 50% membership interest in KinderHawk on July 1, 2011.

Terryville

        On May 12, 2010, the Company completed the sale of its interest in Terryville Field, located in Lincoln and Claiborne Parishes, Louisiana for $320 million in cash, before customary closing adjustments. Proceeds from the sale were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded. The transaction had an effective date of January 1, 2010. In conjunction with the closing, the Company deposited $75 million with a qualified intermediary to facilitate like-kind exchange transactions all of which had been utilized as of December 31, 2010.

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

3. OIL AND NATURAL GAS PROPERTIES

        The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion exceed the discounted future net revenues of proved oil and natural gas reserves net of deferred taxes, such excess capitalized costs are charged to expense. The Company uses the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date to calculate the future net revenues of proved reserves.

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

        At June 30, 2011, the ceiling test value of the Company's reserves was calculated based on the first day average of the 12-months ended June 30, 2011 of the West Texas Intermediate (WTI) spot price of $90.90 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first day average of the 12-months ended June 30, 2011 of the Henry Hub price of $4.21 per million British thermal units (Mmbtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at June 30, 2011 did not exceed the ceiling amount. Changes in production rates, levels of reserves, future development costs, and other factors will determine the Company's actual ceiling test calculation and impairment analyses in future periods.

        At June 30, 2010, the ceiling test value of the Company's reserves was calculated based on the first day average of the 12-months ended June 30, 2010 of the WTI posted price of $75.61 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first day average of the 12-months ended June 30, 2010 of the Henry Hub price of $4.10 per Mmbtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at June 30, 2010 did not exceed the ceiling amount.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT

        Long-term debt as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011(1)	December 31, 2010(1)
	(In thousands)
Senior revolving credit facility	$559,000	$146,000
6.25% $600 million senior notes(2)	600,000	—
7.25% $1.2 billion senior notes(3)	1,232,178	825,000
10.5% $600 million senior notes(4)	566,453	562,115
7.875% $800 million senior notes	800,000	800,000
7.125% $275 million senior notes(5)	—	268,922
Deferred premiums on derivatives	8,749	10,815

	$3,766,380	$2,612,852

(1)
Table excludes $15.6 million and $14.6 million of deferred premiums on derivative contracts which have been classified as current at June 30, 2011 and December 31, 2010, respectively. Table also excludes $0.2 million of 9.875% senior notes due 2011 which were classified as current at December 31, 2010.

(2)
On May 20, 2011, the Company issued $600 million principal amount of its 6.25% senior notes due 2019. See "6.25% Senior Notes" below for more details.

(3)
On August 17, 2010 and January 31, 2011, the Company issued an initial $825 million principal amount and an additional $400 million principal amount, respectively, of its 7.25% senior notes due 2018. Amount includes a $7.2 million premium at June 30, 2011, recorded by the Company in conjunction with the issuance of the additional $400 million principal amount. See "7.25% Senior Notes" below for more details.

(4)
Amount includes a $33.6 million and $37.9 million discount at June 30, 2011 and December 31, 2010, respectively, recorded by the Company in conjunction with the issuance of the 10.5% senior notes due 2014. See "10.5% Senior Notes" below for more details.

(5)
The 7.125% $275 million senior notes were redeemed during the first quarter of 2011. Amount includes a $3.5 million discount at December 31, 2010, recorded by the Company in conjunction with the assumption of the notes. See "7.125% Senior Notes" below for more details.

Senior Revolving Credit Facility

        Effective August 2, 2010, the Company amended and restated its existing credit facility dated October 14, 2009 by entering into the Fifth Amended and Restated Senior Revolving Credit Agreement (the Senior Credit Agreement), among the Company, each of the lenders from time to time party thereto (the Lenders), BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and Bank of Montreal as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders. On April 29, 2011, the Company entered into the Third Amendment to the Senior Credit Agreement. The Senior Credit Agreement

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

provides for a $2.5 billion facility. As of June 30, 2011, the borrowing base was approximately $1.9 billion, $1.8 billion of which related to the Company's oil and natural gas properties and up to $100 million (currently limited as described below) related to the Company's midstream assets. The portion of the borrowing base relating to the Company's oil and natural gas properties is redetermined on a semi-annual basis (with the Company and the Lenders each having the right to one annual interim unscheduled redetermination) and adjusted based on the Company's oil and natural gas properties, reserves, other indebtedness and other relevant factors. The component of the borrowing base relating to the Company's midstream assets is limited to the lesser of $100 million or 3.5 times midstream earnings before interest, taxes, depreciation and amortization (EBITDA), and is calculated quarterly. As of June 30, 2011, the full capacity of the midstream component of the borrowing base was available. At June 30, 2011, the Company had approximately $34.7 million outstanding letters of credit with various customers, vendors and others. The Company's borrowing base is subject to a reduction equal to the product of $0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any unsecured senior or senior subordinated notes that the Company may issue. In connection with the issuance of the Company's 6.25% $600 million senior notes due 2019, as described below, the lenders under the Senior Credit Agreement waived the automatic reduction in the Company's borrowing base. As a result, the Company's borrowing base under the Senior Credit Agreement remained at $1.9 billion upon the issuance of the 6.25% $600 million senior notes due 2019.

        Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the London Interbank Offered Rate (LIBOR) of 1.50% to 2.50% for Eurodollar loans or at specified margins over the Alternate Base Rate (ABR) of 0.50% to 1.50% for ABR loans. Such margins will fluctuate based on the utilization of the facility. Borrowings under the Senior Credit Agreement are secured by first priority liens on substantially all of the Company's assets, including pursuant to the terms of the Fifth Amended and Restated Guarantee and Collateral Agreement, all of the assets of, and equity interests in, the Company's subsidiaries. Amounts drawn down on the facility will mature on July 1, 2016.

        The Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. At June 30, 2011, the Company was in compliance with its financial debt covenants under the Senior Credit Agreement.

6.25% Senior Notes

        On May 20, 2011, the Company completed a private placement offering to eligible purchasers of an aggregate principal amount of $600 million of its 6.25% senior notes due 2019 (the 2019 Notes). The 2019 Notes were issued under and are governed by an indenture dated May 20, 2011, between the Company, U.S. Bank Trust National Association, as trustee, and the Company's subsidiaries named therein as guarantors (the 2019 Indenture). The 2019 Notes were sold to investors at 100% of the aggregate principal amount of the 2019 Notes. The net proceeds from the sale of the 2019 Notes were approximately $589 million (after deducting offering fees and expenses). The proceeds were used to repay borrowings outstanding under the Company's senior revolving credit facility and for working capital for general corporate purposes.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

        In connection with the sale of the 2019 Notes, the Company entered into a Registration Rights Agreement, dated May 20, 2011, among the Company and the Initial Purchasers (the Registration Rights Agreement). Pursuant to the Registration Rights Agreement, the Company agreed to conduct a registered exchange offer for the 2019 Notes or cause to become effective a shelf registration statement providing for the resale of the 2019 Notes. The Company is required to: (i) file an exchange offer registration statement (the Registration Statement) on or prior to 90 days after May 20, 2011, and (ii) use reasonable best efforts to cause such Registration Statement to become effective on or prior to 270 days after May 20, 2011. If the exchange offer is not consummated within 310 days after May 20, 2011, or upon the occurrence of certain other contingencies, the Company has agreed to file a shelf registration statement to cover resales of the 2019 Notes by holders who satisfy certain conditions relating to the provision of information in connection with the shelf registration statement. If the Company fails to comply with certain obligations under the Registration Rights Agreement, it will be required to pay liquidated damages in the form of additional cash interest to the holders of the 2019 Notes.

        The 2019 Notes bear interest at a rate of 6.25% per annum, payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2011. The 2019 Notes will mature on June 1, 2019. The 2019 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2019 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's subsidiaries, other than a minor subsidiary. Petrohawk Energy Corporation, the issuer of the 2019 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        On or prior to June 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the net cash proceeds of certain equity offerings at a redemption price of 106.25% of the principal amount, plus accrued and unpaid interest to the redemption date; provided that at least 65% in aggregate principal of the 2019 Notes originally issued under the 2019 Indenture remain outstanding immediately after the redemption. In addition, on or prior to June 1, 2015, the Company may redeem all or part of the 2019 Notes at a redemption price equal to the principal amount, plus accrued and unpaid interest, plus a make whole premium equal to the excess, if any of (a) the present value at such time of (i) the redemption price of such note at June 1, 2015 plus (ii) any required interest payments due on such note through June 1, 2015 (except for currently accrued and unpaid interest), computed using a discount rate equal to the Treasury Rate plus 50 basis points, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), over (b) the principal amount of such Note.

        On or prior to June 1, 2015, the Company may redeem all or a part of the 2019 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium, together with accrued and unpaid interest, if any, to the redemption date. The 2019 Notes will be redeemable, in whole or in part, on or after June 1, 2015 at redemption prices equal to the principal amount multiplied by the percentage set forth below, plus accrued and unpaid interest:

Year	Percentage
2015	103.125%
2016	101.563%
2017 and thereafter	100.000%

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

        The Company will be required to offer to repurchase the 2019 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined in the 2019 Indenture that is followed by a decline within 90 days in the ratings of the 2019 Notes published by either Moody's Investor Service, Inc. (Moody's) or Standard & Poor's Rating Services (S&P). The 2019 Indenture contains covenants that, among other things, restrict or limit the ability of the Company and its subsidiaries to: borrow money; pay dividends on stock; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; and merge with or into other companies or transfer all or substantially all of the Company's assets.

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

        Interest on the 2018 Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2011. Interest on the 2018 Notes accrued from August 17, 2010, the original issuance date of the series. The 2018 Notes are senior unsecured obligations of the Company and rank equally with all of the Company's current and future senior indebtedness. The 2018 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's subsidiaries, other than a minor subsidiary. Petrohawk Energy Corporation, the issuer of the 2018 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

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

        On or after August 15, 2014, the Company may redeem all or part of the 2018 Notes at any time or from time to time at the redemption prices (expressed as a percentage of principal amount) set forth in the following table plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the 12-month period beginning August 15 of the years indicated below:

Year	Percentage
2014	103.625%
2015	101.813%
2016 and thereafter	100.000%

        The Company will be required to offer to repurchase the 2018 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined in the 2018 Indenture that is followed by a decline within 90 days in the ratings of the 2018 Notes published by either Moody's or S&P. The 2018 Indenture contains covenants that, among other things, restrict or limit the ability of the Company and its subsidiaries to: borrow money; pay dividends on stock; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; and merge with or into other companies or transfer all or substantially all of the Company's assets.

        In conjunction with the issuance of the additional 2018 Notes, the Company recorded a premium of $7.5 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized premium was $7.2 million at June 30, 2011.

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

        The 2014 Notes bear interest at a rate of 10.5% per annum, payable semi-annually on February 1 and August 1 of each year. The 2014 Notes will mature on August 1, 2014. The Company will be required to offer to repurchase the 2014 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined in the 2014 Indenture. The 2014 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2014 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's subsidiaries, other than a minor subsidiary. Petrohawk Energy Corporation, the issuer of the 2014 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

        In conjunction with the issuance of the 2014 Notes, the Company recorded a discount of $52.3 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount was $33.6 million at June 30, 2011.

7.875% Senior Notes

        On May 13, 2008 and June 19, 2008, the Company issued $500 million principal amount and $300 million principal amount, respectively, of its 7.875% senior notes due 2015 (the 2015 Notes). The 2015 Notes were issued under and are governed by an indenture dated May 13, 2008, between the Company, U.S. Bank Trust National Association, as trustee, and the Company's subsidiaries named therein as guarantors (the 2015 Indenture).

        The 2015 Notes bear interest at a rate of 7.875% per annum, payable semi-annually on June 1 and December 1 of each year. The 2015 Notes will mature on June 1, 2015. The Company will be required to offer to repurchase the 2015 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined in the 2015 Indenture. The 2015 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2015 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's subsidiaries, other than a minor subsidiary. Petrohawk Energy Corporation, the issuer of the 2015 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

7.125% Senior Notes

        On July 12, 2006, the date of the Company's merger with KCS Energy, Inc. (KCS), the Company assumed (pursuant to the Second Supplemental Indenture relating to the 7.125% Senior Notes, also referred to as the 2012 Notes), and subsidiaries of the Company guaranteed (pursuant to the Third Supplemental Indenture relating to such notes), all the obligations (approximately $275 million) of KCS under the 2012 Notes and the Indenture dated April 1, 2004 (the 2012 Indenture) among KCS, U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, which governs the terms of the 2012 Notes. Interest on the 2012 Notes is payable semi-annually, on each April 1 and October 1. The 2012 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's subsidiaries, other than a minor subsidiary. Petrohawk Energy Corporation, the issuer of the 2012 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        In conjunction with the assumption of the 7.125% Senior Notes from KCS, the Company recorded a discount of $13.6 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The Company had no remaining unamortized discount at June 30, 2011 and $3.5 million at December 31, 2010.

        On March 17, 2011, the Company redeemed all of the outstanding 2012 Notes with a portion of the proceeds received from the issuance of the additional 2018 Notes.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

9.875% Senior Notes

        On April 8, 2004, Mission Resources Corporation (Mission) issued $130 million of its 9.875% senior notes due 2011 (the 2011 Notes). The Company assumed these notes upon the closing of the Company's merger with Mission. In conjunction with the Company's merger with KCS, the Company repurchased substantially all of the 2011 Notes. In connection with the extinguishment of substantially all of the 2011 Notes, the Company requested and received from the noteholders consent to eliminate the debt covenants associated with the 2011 Notes. There were approximately $0.2 million of the notes that were not redeemed and were still outstanding and classified as current as of December 31, 2010. On April 1, 2011, the Company repaid the $0.2 million of the 2011 Notes that were outstanding.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of long-term debt. During the first six months of 2011, the Company capitalized $24.9 million in debt issuance costs associated with the issuances of the additional 2018 Notes and the 2019 Notes, as well as costs incurred for amendments to the Company's Senior Credit Agreement. In the first quarter of 2011, the Company wrote off $0.2 million of debt issuance costs as a result of the additional 2018 Notes issuance and the corresponding reduction of the Company's Senior Credit Agreement. At June 30, 2011 and December 31, 2010, the Company had approximately $64.9 million and $45.9 million, respectively, of debt issuance costs remaining that are being amortized over the lives of the respective debt.

Other

        On July 14, 2011, the Company entered into an agreement and plan of merger (Merger Agreement) with BHP Billiton Limited, a corporation organized under the laws of Victoria, Australia (Guarantor), BHP Billiton Petroleum (North America) Inc., a Delaware corporation (Parent) and a wholly owned subsidiary of Guarantor, and North America Holdings II Inc., a Delaware corporation (Merger Sub) and a wholly owned subsidiary of Parent, pursuant to which Merger Sub will commence an offer (Offer) to acquire all of the outstanding shares of the Company's common stock, par value $0.001 per share (Shares), for $38.75 per share, net to the seller in cash, without interest. The Offer commenced on July 25, 2011 and is expected to remain open until August 19, 2011, subject to extension under certain circumstances. If the Offer is consummated, it may result in a change of control under the indentures governing the Company's senior notes discussed above. See Note 15, "Subsequent Events" for further information.

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

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2011 and December 31, 2010. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2011 and for the year ended December 31, 2010.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Receivables from derivative contracts	$—	$192,913	$—	$192,913

Liabilities:
Liabilities from derivative contracts	$—	$30,890	$—	$30,890

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Receivables from derivative contracts	$—	$258,739	$—	$258,739

Liabilities:
Liabilities from derivative contracts	$—	$19,395	$—	$19,395

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

        Derivatives listed above include collars, swaps, and put options that are carried at fair value. The Company records the net change in the fair value of these positions in "Net gain (loss) on derivative contracts" in the Company's unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curve for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves.

        As of June 30, 2011 and December 31, 2010, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

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

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement approximates carrying value because the facility's interest rate approximates current market rates. The following table presents the estimated fair values of the Company's fixed interest rate, long-term debt instruments as of June 30, 2011 and December 31, 2010 (excluding premiums and discounts, deferred premiums on derivative contracts, and any amounts that have been classified as current):

	June 30, 2011		December 31, 2010
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
6.25% $600 million senior notes	$600,000	$585,378	$—	$—
7.25% $1.2 billion senior notes	1,225,000	1,260,219	825,000	832,425
10.5% $600 million senior notes	600,000	679,500	600,000	684,000
7.875% $800 million senior notes	800,000	852,440	800,000	834,000
7.125% $275 million senior notes	—	—	272,375	273,465

	$3,225,000	$3,377,537	$2,497,375	$2,623,890

        The fair values of the Company's fixed interest debt instruments were calculated using quoted market prices based on trades of such debt as of June 30, 2011 and December 31, 2010.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6. ASSET RETIREMENT OBLIGATIONS (Continued)

        The Company recorded the following activity related to its ARO liability for the six months ended June 30, 2011 (in thousands):

Liability for asset retirement obligation as of December 31, 2010	$31,741
Liabilities settled and divested	(467)
Additions	6,685
Acquisitions	36
Accretion expense	928

Liability for asset retirement obligation as of June 30, 2011	$38,923

7. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas and Tulsa, Oklahoma as well as a number of other field office locations. In addition, the Company has lease commitments related to certain vehicles, machinery and equipment under long-term operating leases. Rent expense was $3.7 million and $2.9 million for the six months ended June 30, 2011 and 2010, respectively.

        As of June 30, 2011, the Company had the following commitments:

	Total Obligation Amount(1)	Years Remaining
	(in thousands)
Gathering and transportation commitments	$2,393,253	18
Drilling rig commitments	223,850	3
Non-cancelable operating leases	31,650	8
Pipeline and well equipment obligations	155,914	1
Various contractual commitments (including, among other things, rental equipment obligations, obtaining and processing seismic data and fracture stimulation services)	57,737	3

Total commitments	$2,862,404

(1)
On May 21, 2010, the Company created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of this transaction, the Company is committed to fund up to an additional $41.4 million, as of June 30, 2011, in capital during 2011 in the event KinderHawk requires capital to finance its planned capital expenditures. This obligation is not reflected in the amounts shown in the above table. On July 1, 2011, in conjunction with the closing of the Company's sale of its remaining 50% membership interest in KinderHawk, the balance of the Company's capital commitment to KinderHawk was relieved. See Note 15, "Subsequent Events" for more details. In addition to the capital commitment, the Company is obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales in North

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

  Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. This obligation is not reflected in the amounts shown in the table above. The Company's obligation to deliver minimum annual quantities of natural gas to KinderHawk through May 2015 will remain in effect despite the sale of the Company's remaining 50% membership interest in KinderHawk on July 1, 2011. The Company pays to KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor.

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

        At June 30, 2011 the Company had entered into commodity collars and swaps. The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net gain (loss) on derivatives contracts" on the unaudited condensed consolidated statements of operations.

        At June 30, 2011, the Company had 109 open commodity derivative contracts summarized in the tables below: 11 natural gas swap arrangements, 76 natural gas collar arrangements, 21 crude oil collar

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. DERIVATIVES (Continued)

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

        All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	June 30, 2011	December 31, 2010	Balance sheet location	June 30, 2011	December 31, 2010
		(In thousands)			(In thousands)
Commodity contracts	Current assets—receivables from derivative contracts	$154,308	$217,018	Current liabilities—liabilities from derivative contracts	$(16,101)	$(5,820)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	38,605	41,721	Other noncurrent liabilities—liabilities from derivative contracts	(14,789)	(13,575)

Total derivatives not designated as hedging contracts under ASC 815		$192,913	$258,739		$(30,890)	$(19,395)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations:

		Amount of gain or (loss) recognized in income on derivative contracts three months ended June 30,		Amount of gain or (loss) recognized in income on derivative contracts six months ended June 30,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2011	2010	2011	2010
		(In thousands)		(In thousands)
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$31,056	$(87,424)	$(83,909)	$102,671
Realized gain on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	52,451	70,799	116,509	95,407

Total net gain (loss) on derivative contracts	Other income (expenses)—net gain (loss) on derivative contracts	$83,507	$(16,625)	$32,600	$198,078

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. DERIVATIVES (Continued)

        At June 30, 2011, the Company had the following open derivative contracts:

			June 30, 2011
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's/Gal's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
July 2011 - December 2011	Collars	Natural gas	97,520,000	$4.75 - $6.00	$5.53	$5.05 - $10.30	$9.57
July 2011 - December 2011	Collars	Crude oil	1,196,000	75.00 - 80.00	78.31	95.00 - 118.00	101.82
July 2011 - December 2011	Swaps	Natural gas liquids	2,400,000	0.46	0.46
January 2012 - December 2012	Collars	Natural gas	184,830,000	4.75 - 5.00	4.86	5.70 - 8.00	6.55
January 2012 - December 2012	Swaps	Natural gas	36,600,000	5.05 - 5.20	5.16
January 2012 - December 2012	Collars	Crude oil	5,124,000	75.00 - 90.00	80.71	98.00 - 130.00	104.27
January 2013 - December 2013	Swaps	Natural gas	3,650,000	5.40	5.40

        At December 31, 2010, the Company had the following open derivative contracts:

			December 31, 2010
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's/Gal's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2011 - December 2011	Collars	Natural gas	189,800,000	$5.50 - $6.00	$5.55	$9.00 - $10.30	$9.66
January 2011 - December 2011	Collars	Crude oil	2,007,500	75.00 - 80.00	78.00	95.00 - 101.00	98.88
January 2011 - December 2011	Swaps	Natural gas liquids	4,800,000	0.46	0.46
January 2012 - December 2012	Collars	Natural gas	118,950,000	4.75 - 5.00	4.92	5.72 - 8.00	6.96
January 2012 - December 2012	Swaps	Natural gas	7,320,000	5.20	5.20
January 2012 - December 2012	Collars	Crude oil	3,660,000	75.00 - 80.00	77.00	98.00 - 102.45	100.00

9. STOCKHOLDERS' EQUITY

Stock Options and Stock Appreciation Rights

        During the six months ended June 30, 2011, the Company granted stock options covering 2.3 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $20.57 to $26.14 with a weighted average price of $20.61. These awards vest over a three year period at a rate of one-third on the annual anniversary date of the grant, subject to acceleration in the event of a change of control of the Company, and expire ten years from the grant date. At June 30, 2011, the unrecognized compensation expense related to non-vested stock appreciation rights and stock options totaled $26.8 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 1.4 years.

        During the six months ended June 30, 2010, the Company granted stock options covering 2.1 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $17.90 to $23.58 with a weighted average price of $21.20. These awards vest over a three year period at a rate of one-third on the annual anniversary date of the grant, subject to acceleration in the event of a change of control of the Company, and expire ten years from the grant date. At June 30, 2010, the unrecognized compensation expense related to non-vested stock appreciation rights and stock options totaled $20.3 million and will be recognized on a straight line basis over the weighted average remaining vesting period of 1.4 years.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

Restricted Stock

        During the six months ended June 30, 2011, the Company granted 1.3 million shares of restricted stock to employees of the Company and non-employee directors. These restricted shares were granted at prices ranging from $20.57 to $26.14 with a weighted average price of $20.82. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant, subject to acceleration in the event of a change of control of the Company, and the non-employee directors' shares vest six-months from the date of grant. At June 30, 2011, the unrecognized compensation expense related to non-vested restricted stock totaled $29.4 million and was to be recognized on a straight line basis over the weighted average remaining vesting period of 1.4 years.

        During the six months ended June 30, 2010, the Company granted 1.1 million shares of restricted stock to employees of the Company and non-employee directors. These restricted shares were granted at prices ranging from $17.90 to $23.58 with a weighted average price of $21.21. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant, subject to acceleration in the event of a change of control of the Company, and the non-employee directors' shares vest six-months from the date of grant. At June 30, 2010, the unrecognized compensation expense related to non-vested restricted stock totaled $23.5 million and was to be recognized on a straight line basis over the weighted average remaining vesting period of 1.4 years.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

Assumptions

        The assumptions used in calculating the fair value of the Company's stock-based compensation are disclosed in the following table:

	Six Months Ended June 30,
	2011	2010
Weighted average value per option granted during the period	$10.49	$10.31
Assumptions(1):
Stock price volatility(2)	58.0%	62.0%
Risk free rate of return	2.01%	2.02%
Expected term	5.0 years	4.0 years

(1)
The Company's estimated future forfeiture rate is approximately 5% based on the Company's historical forfeiture rate. Calculated using the Black-Scholes fair value based method. The Company does not pay dividends on its common stock.

(2)
In 2011 and 2010, the Company used a combination of implied and historic volatility.

10. EARNINGS PER SHARE

        The following represents the calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Basic
Income from continuing operations, net of income taxes	$104,882	$14,012	$106,062	$170,304

Weighted average basic number of shares outstanding	301,603	300,426	301,321	300,292

Basic income from continuing operations, net of income taxes per share	$0.35	$0.05	$0.35	$0.57

Diluted
Income from continuing operations, net of income taxes	$104,882	$14,012	$106,062	$170,304

Weighted average basic number of shares outstanding	301,603	300,426	301,321	300,292
Common stock equivalent shares representing shares issuable upon exercise of stock options and stock appreciation rights	2,475	883	2,392	1,286
Common stock equivalent shares representing shares included upon vesting of restricted shares	1,386	1,137	1,388	1,137

Weighted average diluted number of shares outstanding	305,464	302,446	305,101	302,715

Diluted income from continuing operations, net of income taxes per share	$0.34	$0.05	$0.35	$0.56

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10. EARNINGS PER SHARE (Continued)

        Common stock equivalents, including stock options and stock appreciation rights (SARS), totaling 0.1 million shares were not included in the computations of diluted earnings per share of common stock for the three and six months ended June 30, 2011, because the grant prices were greater than the average market price of the common shares. Common stock equivalents, including stock options and SARS, totaling 0.2 million and 2.2 million shares were not included in the computations of diluted earnings per share because the effect would have been anti-dilutive for the three and six months ended June 30, 2010, respectively, because the grant prices were greater than the average market price of the common shares.

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Accounts receivable:
Oil and natural gas revenues	$199,564	$146,823
Marketing revenues	50,985	43,462
Joint interest accounts	180,791	122,602
Income and other taxes receivable	34,948	40,016
Other	1,982	3,694

	$468,270	$356,597

Prepaids and other:
Prepaid insurance	$3,180	$3,871
Prepaid drilling costs	43,613	55,871
Other	3,261	3,089

	$50,054	$62,831

Accounts payable and accrued liabilities:
Trade payables	$44,528	$70,324
Revenues and royalties payable	177,175	154,559
Accrued oil and natural gas capital costs	464,461	353,280
Accrued midstream capital costs	29,063	13,703
Accrued interest expense	69,893	58,858
Prepayment liabilities	23,869	42,329
Accrued lease operating expenses	10,359	10,207
Accrued ad valorem taxes payable	18,052	8,834
Accrued production taxes payable	10,719	2,177
Accrued gathering, transportation and other expenses	41,489	22,493
Accrued employee compensation	22,373	11,401
Other	120,394	39,073

	$1,032,375	$787,238

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

        As discussed in Note 2, "Acquisitions and Divestitures" and Note 13 "Equity Method Investment," on May 21, 2010, the Company contributed its Haynesville Shale gathering and treating business to form a joint venture entity with Kinder Morgan. The Company accounts for its 50% investment in the joint venture entity, KinderHawk, under the equity method and the revenues and expenses associated with the Haynesville Shale gathering and treating business are no longer presented within the Company's consolidated revenues and expenses in the unaudited condensed consolidated statements of operations. The Company pays to KinderHawk negotiated gathering and treating fees, which are included in "Gathering, transportation and other" on the unaudited condensed consolidated statements of operations, and are discussed further in Note 2, "Acquisitions and Divestitures." On July 1, 2011, the Company sold its remaining 50% membership interest in KinderHawk. See Note 15, "Subsequent Events," for additional details of this transaction.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. SEGMENTS (Continued)

        Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Oil and Natural Gas	Midstream	Intersegment Eliminations	Consolidated Total
For the three months ended June 30, 2011:
Revenues	$593,215	$1,865	$—	$595,080
Intersegment revenues	—	4,094	(4,094)	—

Total revenues	$593,215	$5,959	$(4,094)	$595,080
Gathering, transportation and other	(68,421)	(2,574)	4,094	(66,901)
Depletion, depreciation and amortization	(191,308)	(1,500)	—	(192,808)
General and administrative	(45,800)	(4,502)	—	(50,302)
Interest (expense) income and other	(67,954)	935	—	(67,019)
Amortization of deferred gain	—	46,508	—	46,508
Equity investment income	—	17,339	—	17,339
Income from continuing operations before income taxes	$107,693	$61,849	$—	$169,542
Total assets	$8,154,758	$913,734	$(27,859)	$9,040,633
Equity investment	$—	$211,990	$—	$211,990
Capital expenditures	$(1,004,720)	$(67,239)	$—	$(1,071,959)
For the three months ended June 30, 2010:
Revenues	$347,172	$3,954	$—	$351,126
Intersegment revenues	—	12,896	(12,896)	—

Total revenues	$347,172	$16,850	$(12,896)	$351,126
Gathering, transportation and other	(43,185)	(3,010)	12,896	(33,299)
Depletion, depreciation and amortization	(99,326)	(529)	—	(99,855)
General and administrative	(32,374)	(10,726)	—	(43,100)
Interest (expense) income and other	(62,850)	1,317	—	(61,533)
Amortization of deferred gain	—	64,367	—	64,367
Equity investment income	—	2,047	—	2,047
(Loss) income from continuing operations before income taxes	$(47,144)	$69,897	$—	$22,753
Total assets	$6,651,621	$816,136	$(27,643)	$7,440,114
Equity investment	$—	$205,453	$—	$205,453
Capital expenditures	$(572,951)	$(95,587)	$—	$(668,538)

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. SEGMENTS (Continued)

	Oil and Natural Gas	Midstream	Intersegment Eliminations	Consolidated Total
For the six months ended June 30, 2011:
Revenues	$1,083,967	$2,837	$—	$1,086,804
Intersegment revenues	—	7,162	(7,162)	—

Total revenues	$1,083,967	$9,999	$(7,162)	$1,086,804
Gathering, transportation and other	(122,978)	(3,980)	7,162	(119,796)
Depletion, depreciation and amortization	(347,490)	(2,630)	—	(350,120)
General and administrative	(82,949)	(7,328)	—	(90,277)
Interest (expense) income and other	(135,482)	1,660	—	(133,822)
Amortization of deferred gain	—	94,976	—	94,976
Equity investment income	—	30,910	—	30,910
Income from continuing operations before income taxes	$48,309	$122,984	$—	$171,293
Total assets(1)	$8,154,758	$913,734	$(27,859)	$9,040,633
Equity investment	$—	$211,990	$—	$211,990
Capital expenditures	$(1,696,537)	$(112,635)	$—	$(1,809,172)
For the six months ended June 30, 2010:
Revenues	$777,882	$11,026	$—	$788,908
Intersegment revenues	—	35,061	(35,061)	—

Total revenues	$777,882	$46,087	$(35,061)	$788,908
Gathering, transportation and other	(87,639)	(8,877)	35,061	(61,455)
Depletion, depreciation and amortization	(201,211)	(3,412)	—	(204,623)
General and administrative	(62,909)	(12,225)	—	(75,134)
Interest (expense) income and other	(126,864)	2,485	—	(124,379)
Amortization of deferred gain	—	64,367	—	64,367
Equity investment income	—	2,047	—	2,047
Income from continuing operations before income taxes	$188,937	$89,342	$—	$278,279
Total assets	$6,651,621	$816,136	$(27,643)	$7,440,114
Equity investment	$—	$205,453	$—	$205,453
Capital expenditures	$(1,217,323)	$(162,805)	$—	$(1,380,128)

(1)
The Company divested its Fayetteville Shale midstream operations on January 7, 2011. Gas gathering systems and equipment of approximately $155 million and related accumulated depreciation of approximately $11 million associated with the Fayetteville Shale midstream assets, were classified as "Assets held for sale" in the unaudited condensed consolidated balance sheet at December 31, 2010. "Assets held for sale" were recorded at the lesser of the carrying amount or the fair value less costs to sell, which resulted in a write down of approximately $69.7 million that was recorded in the year ended December 31, 2010. "Assets held for sale" were approximately $74 million as of December 31, 2010. See Note 1, "Financial Statement Presentation, " and Note 2, "Acquisitions and Divestitures."

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

Investment in KinderHawk Field Services LLC

        As discussed in Note 2, "Acquisitions and Divestitures," on May 21, 2010, the Company and Kinder Morgan formed a joint venture entity, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of the transaction, the Company contributed its Haynesville Shale gathering and treating business in Northwest Louisiana to KinderHawk and Kinder Morgan contributed approximately $917 million in cash, to the new entity. The cash was distributed by KinderHawk to the Company and each of the Company and Kinder Morgan owns a 50% membership interest in KinderHawk. The Company accounts for its 50% membership interest in KinderHawk as an equity method investment. As of June 30, 2011, the Company's investment in KinderHawk totaled $212 million. The Company contributed assets to KinderHawk and recorded its investment at the historic book value of the assets while KinderHawk recorded the contributed assets at their fair market value. The difference between the carrying amount of the Company's investment in KinderHawk and the Company's underlying equity in KinderHawk's assets creates a basis differential which is amortized over the useful life of gas gathering assets. For the six months ended June 30, 2011, the Company recognized $4.8 million of the basis differential in "Equity investment income" on the unaudited condensed consolidated statements of operations.

        At May 21, 2010, as of a result of the transaction, the Company recorded a deferred gain of approximately $719.4 million for the difference between 50% of the net carrying value of the assets the Company contributed to the joint venture and the net cash proceeds from KinderHawk, representing the cash contributed by Kinder Morgan at closing for its 50% membership interest in KinderHawk. The Company recognizes the portion of the deferred gain equal to its capital commitment as contributions to KinderHawk are made or upon expiration of the capital commitment at December 31, 2011. On July 1, 2011, the Company sold its remaining 50% membership interest in KinderHawk. See Note 15, "Subsequent Events," for additional details of the transaction. In conjunction with the closing of the Company's sale of its remaining 50% membership interest in KinderHawk, the balance of the Company's capital commitment to KinderHawk was relieved. In addition to the capital commitment, the Company guaranteed to deliver certain minimum annual volumes of natural gas through the Haynesville gathering system through May 2015, as discussed in Note 2, "Acquisitions and Divestitures." The Company recognizes the remaining deferred gain as volumes are delivered through the Haynesville gathering system through May 2015. The Company's obligation to deliver minimum annual volumes of natural gas remains in effect following the sale of the Company's remaining 50% membership interest in KinderHawk on July 1, 2011, and the Company will continue to recognize the deferred gain

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. EQUITY METHOD INVESTMENT (Continued)

associated with the delivered volumes through May 2015. As of June 30, 2011, the balance of the Company's deferred gain was $469.1 million.

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

        On March 1, 2011, the Company completed the sale of its interest in the Buffalo Hump Ranch located in Van Buren County, Arkansas for approximately $2.1 million in cash. A loss on the sale of approximately $4.3 million before income taxes, $2.7 million after taxes was recorded during the first quarter of 2011 in "Loss from discontinued operations, net of income taxes" in the unaudited condensed consolidated statements of operations. The transaction had an effective date of March 1, 2011.

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

        The following table contains summarized income statement information for the Fayetteville Shale midstream operations and other operating property and equipment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues	$—	$2,377	$153	$4,911
Operating expenses	56	3,212	43	5,999
Loss on sale	(1,166)	—	(5,222)	—

Loss from discontinued operations before income taxes	(1,222)	(835)	(5,112)	(1,088)
Income tax benefit	469	318	1,951	414

Loss from discontinued operations, net of income taxes	$(753)	$(517)	$(3,161)	$(674)

15. SUBSEQUENT EVENTS

Agreement and Plan of Merger with BHP Billiton Limited

        On July 14, 2011, the Company entered into an agreement and plan of merger (Merger Agreement) with BHP Billiton Limited, a corporation organized under the laws of Victoria, Australia

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. SUBSEQUENT EVENTS (Continued)

(Guarantor), BHP Billiton Petroleum (North America) Inc., a Delaware corporation (Parent) and a wholly owned subsidiary of Guarantor, and North America Holdings II Inc., a Delaware corporation (Merger Sub) and a wholly owned subsidiary of Parent, pursuant to which Merger Sub will commence an offer (Offer) to acquire all of the outstanding shares of the Company's common stock, par value $0.001 per share (Shares), for $38.75 per share, net to the seller in cash, without interest. The Offer commenced on July 25, 2011 and is expected to remain open until August 19, 2011, subject to extension under certain circumstances. The Merger Agreement also provides that following consummation of the Offer and satisfaction or waiver of certain customary conditions, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent.

        Consummation of the Offer is subject to several conditions, including: (i) that a majority of the Shares outstanding (generally determined on a fully diluted basis) be validly tendered and not properly withdrawn prior to the expiration date of the Offer (as such expiration date may be extended pursuant to the Merger Agreement); (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which early termination was granted on July 22, 2011); (iii) clearance from the Committee on Foreign Investment in the United States; (iv) the absence of a material adverse effect on the Company; and (v) certain other customary conditions.

        The Merger Agreement contains certain termination rights of Parent and the Company and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $395 million.

        At Parent's request and direction, and as an inducement to Parent's willingness to enter into the Merger Agreement, the Company entered into retention agreements (Retention Agreements) with certain of the Company's executive officers contemporaneously with the execution of the Merger Agreement. The Retention Agreements are to be effective only if and when Parent accepts for payment Shares validly tendered and not withdrawn pursuant to the terms and conditions of the Offer (Acceptance Time). The Retention Agreements continue the employment of each executive with the Company for a period of time following the Acceptance Time. For those executives who currently have employment agreements with the Company, such employment agreements are superseded and replaced in their entirety by the Retention Agreements as of the effective time of such Retention Agreement. Mr. Wilson also entered into a consulting agreement (Consulting Agreement) with the Company beginning after the retention date specified in Mr. Wilson's Retention Agreement and ending six months thereafter under which Mr. Wilson will provide services to the Company and pursuant to which he will be entitled to separately specified compensation.

        The Retention Agreements provide for minimum base salary, bonus and retention bonus payments to which each executive party thereto is entitled for varying periods of time and, for certain executives, also provide for grants of Guarantor restricted stock units. Each Retention Agreement also provides for a gross-up payment (equal to the amount of any excise tax) in the event that any payment or benefit becomes subject to an excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

        Under the terms of the Retention Agreements, each executive is also entitled to severance benefits in the event of a termination of an executive's employment under certain circumstances.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. SUBSEQUENT EVENTS (Continued)

        Additional information regarding the Merger Agreement, Retention Agreements and Consulting Agreement is set forth in the Company's Form 8-K filed on July 20, 2011.

Midstream Transactions

        On July 1, 2011, Petrohawk, Hawk Field Services, and EagleHawk Field Services LLC (EagleHawk), a wholly owned subsidiary of Petrohawk (Petrohawk, Hawk Field Services and EagleHawk being collectively referred to herein as, the Company), closed previously announced transactions with KM Gathering and KM Eagle Gathering LLC (Eagle Gathering), each of which is an affiliate of Kinder Morgan, in which Hawk Field Services sold (i) its remaining 50% membership interest in KinderHawk to KM Gathering and (ii) a 25% interest in EagleHawk to Eagle Gathering, in exchange for aggregate cash consideration after closing adjustments, of approximately $836 million, subject to post-closing purchase price adjustments. In conjunction with the closing of the transactions, the balance of the Company's capital commitment to KinderHawk was relieved. This remaining capital commitment was approximately $41.4 million as of June 30, 2011. The Company's commitment to deliver certain minimum annual volumes of natural gas through the Haynesville gathering system through May 2015 was not relieved in the sale of the remaining 50% membership interest in KinderHawk. The effective date of the transactions is July 1, 2011.

        EagleHawk is a newly formed entity that engages in the natural gas midstream business in the Eagle Ford Shale in South Texas. EagleHawk holds the Company's gathering and treating assets and business serving the Company's Hawkville and Black Hawk fields in the Eagle Ford Shale. EagleHawk has agreements with the Company covering gathering and treating of natural gas and transportation of condensate and pursuant to which the Company dedicates its production from its Eagle Ford Shale leases. Hawk Field Services manages EagleHawk's operations.

Senior Credit Agreement Amendment

        Effective July 1, 2011, the Company amended its existing credit facility, the Senior Credit Agreement, dated August 2, 2010 by entering into the Fourth Amendment to the Fifth Amended and Restated Senior Revolving Credit Agreement (the Fourth Amendment). The Fourth Amendment was entered into to facilitate the closing of the EagleHawk joint venture. The Fourth Amendment, among other things, permitted Hawk Field Services to: convey its Eagle Ford Shale gathering and treating business in South Texas to EagleHawk; sell a 25% equity interest in EagleHawk to Kinder Morgan; enter into and abide by the terms of the operative documents governing the formation and operation of EagleHawk, and reaffirmed the oil and gas component of the Company's borrowing base under the Senior Credit Agreement at $1.8 billion, while reducing to zero the midstream component of the Company's borrowing base.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations and our current financial position for the three and six months ended June 30, 2011 and 2010 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2010.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Overview

        We are an independent oil and natural gas company engaged in the exploration, development and production of predominately natural gas properties located in the United States. Our business is comprised of an oil and natural gas production segment and a midstream operations segment. We organize our oil and natural gas production operations into two principal regions: the Mid-Continent, which includes our Louisiana, East Texas and West Texas properties; and the Western, which includes our South Texas properties. Our midstream operations segment consists of our gathering subsidiary, Hawk Field Services, LLC (Hawk Field Services) which was formed to integrate our active drilling program with activities of third parties and to develop additional gathering and treating capacity. Hawk Field Services currently serves the Eagle Ford Shale in South Texas through our investment in Eagle Hawk Field Services LLC.

        Historically, we have grown through acquisitions of proved oil and natural gas reserves and undeveloped acreage, with a focus on properties within our core operating areas that we believe have significant development and exploration opportunities. In the past few years, we significantly expanded our leasehold position in resource plays, particularly in the Haynesville Shale play in Northern Louisiana and East Texas and the Eagle Ford Shale play in South Texas, and we have acquired a position in the Permian Basin in West Texas. We focus our operations in regions where we believe we can apply our technical experience and economies of scale to increase production and proved reserves while lowering unit lease operating costs. The vast majority of our acreage in these plays is currently undeveloped. Typically, the leases we own require that production in paying quantities be established on units under the lease within the primary lease term (generally three to five years) or the lease will expire.

        Our average daily oil and natural gas production increased 42% in the first six months of 2011 compared to the same period in the prior year. During the first six months of 2011, we averaged 885 million cubic feet of natural gas equivalent (Mmcfe) per day (Mmcfe/d) compared to average daily production of 625 Mmcfe/d during the first six months of 2010. The increase in production compared to the prior year period is driven by our drilling successes in the Haynesville and Eagle Ford Shales as our production gains have more than made up for production sold during 2010. During the first six months of 2011, we drilled or participated in the drilling of 248 gross wells (106.4 net wells), all of which were successful.

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

        On July 1, 2011, we along with our subsidiaries Hawk Field Services and EagleHawk Field Services LLC (EagleHawk), closed previously announced transactions with KM Gathering LLC (KM Gathering) and KM Eagle Gathering LLC (Eagle Gathering), each of which is an affiliate of Kinder Morgan Energy Partners, L.P. (Kinder Morgan), a publicly traded master limited partnership, in which Hawk Field Services sold (i) its remaining 50% membership interest in KinderHawk to KM Gathering and (ii) a 25% interest in EagleHawk to Eagle Gathering, in exchange for aggregate cash consideration after closing adjustments, of approximately $836 million, subject to post-closing purchase price adjustments. In conjunction with the closing of these transactions, our remaining capital commitment to KinderHawk was relieved. This remaining capital commitment was approximately $41.4 million as of June 30, 2011. Our commitment to deliver certain minimum annual volumes of natural gas through the Haynesville gathering system through May 2015 was not relieved in the sale of the remaining 50% membership interest in KinderHawk. EagleHawk is a newly formed entity managed by Hawk Field Services that engages in the natural gas midstream business in the Eagle Ford Shale in South Texas. At the closing of the transactions, EagleHawk holds our gathering and treating assets and business serving our Hawkville and Black Hawk fields in the Eagle Ford Shale. EagleHawk has agreements with us covering gathering and treating and pursuant to which we dedicate our production from our Eagle Ford Shale leases.

        On March 11, 2011 an independent third party exercised their option to acquire a portion of our interest in oil and natural gas properties in the Black Hawk Field of the Eagle Ford Shale. Proceeds from this transaction were approximately $74 million and were recorded as a reduction to the carrying value of our full cost pool with no gain or loss recorded. The effective date of the transaction was March 1, 2011. On January 7, 2011, we completed the sale of our midstream assets in the Fayetteville Shale for approximately $75 million in cash, before customary closing adjustments. The transaction had an effective date of October 1, 2010.

        On May 20, 2011, we issued $600 million aggregate principal amount of our 6.25% senior notes due 2019 (the 2019 Notes). The net proceeds from the sale of the 2019 Notes were approximately $589 million (after deducting offering fees and expenses). The proceeds from the 2019 Notes were utilized to repay borrowings outstanding under our senior revolving credit facility and for working capital for general corporate purposes.

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

        During late 2010 and early 2011, we began acquiring acreage in the Permian Basin of West Texas. We have acquired or committed to acquire approximately 325,000 net acres in the Midland and Delaware Basins and we expect to operate over 90% of the acreage. We expect to spend approximately $75 million on drilling and completions in the new Basins during 2011 and we expect to gradually increase capital spending in the area in the future, subject to drilling results.

        Our 2011 capital budget is focused on the development of non-proved reserve locations in our Haynesville, Lower Bossier, and Eagle Ford Shale plays so that we can hold our acreage in these areas. Capital spending for 2011 was initially estimated at $2.3 billion, of which $1.9 billion was allocated for drilling and completions, $200 million was allocated for midstream operations and $200 million was allocated for potential acquisitions. Our estimated capital expenditures for drilling and completions was increased to $2.0 billion, our budget for potential acquisitions was increased to $600 million due to our addition of acreage in the Permian Basin as discussed above, and our budget for midstream operations was increased to $250 million to accomodate accelerated operations in the Eagle Ford Shale. Of the $2.0 billion budget for drilling and completions, $950 million is planned for the Haynesville and Lower Bossier Shales, which we expect will fulfill our lease-holding goals, $950 million is budgeted for the Eagle Ford Shale, $75 million is planned for the Permian Basin and $25 million is planned for various other projects. Our 2011 drilling and completion budget contemplates an increase in drilling activity in the Eagle Ford Shale throughout the year, a significant decrease in the Haynesville Shale operated rig count in the second half of the year as our lease-holding activities are substantially completed, and the beginning of the development of our new Permian Basin acreage. Our 2011 program will emphasize the development of our extensive condensate-rich properties, largely in the Eagle Ford Shale, and a shift away from dry gas development in our core areas. Our drilling and completion budget for 2011 is based on our current view of market conditions, our objective of accelerating development of certain areas of our Eagle Ford Shale position, and our desire to reduce capital allocated to pure natural gas drilling once our Haynesville Shale lease-holding activities are effectively completed.

        We expect to fund our 2011 capital budget with cash flows from operations, proceeds from asset dispositions, a portion of the proceeds from our 2011 senior note offerings and borrowings under our Senior Credit Agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our Senior Credit Agreement, facilitate drilling on our large undeveloped acreage position and selectively expand our acreage position and infrastructure projects. In the event our cash flows or proceeds from potential asset dispositions are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

Agreement and Plan of Merger with BHP Billiton Limited

        On July 14, 2011, we entered into an agreement and plan of merger with BHP Billiton Limited, a corporation organized under the laws of Victoria, Australia (Guarantor), BHP Billiton Petroleum (North America) Inc., a Delaware corporation (Parent) and a wholly owned subsidiary of Guarantor, and North America Holdings II Inc., a Delaware corporation (Merger Sub) and a wholly owned subsidiary of Parent, pursuant to which Merger Sub will commence an offer (Offer) to acquire all of the outstanding shares of our common stock, par value $0.001 per share, for $38.75 per share, net to the seller in cash, without interest. The Offer commenced on July 25, 2011 and will remain open until August 19, 2011, subject to extension under certain circumstances. The Merger Agreement also provides that following consummation of the Offer and satisfaction or waiver of certain customary conditions, Merger Sub will be merged with and into us, and we will survive as a wholly owned subsidiary of Parent.

        Consummation of the Offer is subject to several conditions, including: (i) that a majority of the Shares outstanding (generally determined on a fully diluted basis) be validly tendered and not properly withdrawn prior to the expiration date of the Offer (as such expiration date may be extended pursuant to the Merger Agreement); (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which early termination was granted on July 22, 2011); (iii) clearance from the Committee on Foreign Investment in the United States; (iv) the absence of a material adverse effect on us; and (v) certain other customary conditions.

        The Merger Agreement contains certain termination rights of Parent and us and provides that, upon the termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee of $395 million. Additional information regarding the Merger Agreement can be found in our Form 8-K filed on July 20, 2011.

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

        Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. Future success in growing reserves and production will be highly dependent on our capital resources and our success in finding additional reserves. On May 20, 2011, we issued $600 million aggregate principal amount of our 6.25% senior notes due 2019. The net proceeds from the sale of the 2019 Notes were approximately $589 million (after deducting offering fees and expenses). The proceeds from the 2019 Notes were utilized to repay borrowings outstanding under our senior revolving credit facility and for working capital for general corporate purposes. On January 31, 2011, we completed the issuance of $400 million aggregate principal amount of the additional 2018 Notes. A portion of the proceeds of the additional 2018 Notes were utilized to redeem our 7.125% $275 million senior notes due 2012.

        On April 29, 2011, we amended our Senior Credit Agreement, the Fifth Amended and Restated Senior Revolving Credit Agreement, as amended on November 8, 2010 and December 22, 2010, by entering into the Third Amendment to the Fifth Amended and Restated Senior Revolving Credit Agreement (the Third Amendment), among us, each of the lenders from time to time party thereto (the Lenders), BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and Bank of Montreal as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders. Among other things, the Third Amendment: (a) increased our borrowing base to $1.9 billion, $1.8 billion of which related to our oil and natural gas properties and $100 million of which related to our midstream assets (limited as described below); (b) reduced interest rates such that amounts outstanding under the Senior Credit Agreement will bear interest at specified margins over the London Interbank Offered Rate (LIBOR) of 1.50% to 2.50% for Eurodollar loans or at specified margins over the Alternate Base Rate (ABR) of 0.50% to 1.50% for ABR loans, which margins will fluctuate based on the utilization of the facility; (c) extended the maturity date of the facility from July 1, 2014 to July 1, 2016; and (d) increased the amount of the facility from $2.0 billion to $2.5 billion. The portion of the Senior Credit Agreement's borrowing base which relates to our oil and natural gas properties is redetermined on a semi-annual basis (with us and the lenders each having the right to one annual interim unscheduled redetermination) and adjusted based on our oil and natural gas properties, reserves, other indebtedness and other relevant factors. The component of the borrowing base related to our midstream assets is limited to the lesser of $100 million or 3.5 times midstream EBITDA and is calculated quarterly. As of June 30, 2011, the full capacity of the midstream component of the borrowing base was available. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including redeterminations of our borrowing base, and covenants under our Senior Credit Agreement and our senior unsecured debt indentures. Additionally, our borrowing base is subject to a reduction equal to the product of $0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any unsecured senior or senior subordinated notes that we may issue. In connection with the issuance of our 6.25% $600 million senior notes due 2019, as described above, our lenders waived the automatic reduction of our borrowing base. As a result, our borrowing base under the Senior Credit Agreement remained at $1.9 billion upon the issuance of the 2019 Notes.

        Effective July 1, 2011, we amended our Senior Credit Agreement by entering into the Fourth Amendment to the Fifth Amended and Restated Senior Revolving Credit Agreement (the Fourth Amendment). The Fourth Amendment was entered into to facilitate the closing of the EagleHawk joint venture. The Fourth Amendment, among other things, allows Hawk Field Services to: convey its Eagle Ford Shale gathering and treating business in South Texas to EagleHawk; sell a 25% equity interest in EagleHawk to Kinder Morgan; enter into and abide by the terms of the operative documents governing the formation and operation of EagleHawk, and reaffirms the oil and gas component of our borrowing base under the Senior Credit Agreement at $1.8 billion, while reducing to zero the midstream component of our borrowing base.

        Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. We are subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be, under the most restrictive indentures, at least 2.5 to 1.0. The second test applies only to borrowings under our Senior Credit Agreement that do not meet the first test and limits these borrowings to the greater of a fixed sum of, under the most restrictive indentures, $1 billion and 30% of our adjusted consolidated net tangible assets (as defined in all of our indentures), which is largely calculated based upon the discounted future net revenues from our proved oil and natural gas reserves as of the end of each year. As of June 30, 2011, we had $559.0 million of debt outstanding under the Senior Credit Agreement and $1.3 billion of additional borrowing capacity available. At June 30, 2011, we were in compliance with the financial covenants under our Senior Credit Agreement.

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

        In conjunction with the KinderHawk joint venture (a joint venture in which our wholly owned subsidiary, Hawk Field Services, and Kinder Morgan each own a 50% membership interest), we are committed to fund up to an additional $41.4 million, as of June 30, 2011, in capital contributions to KinderHawk during 2011, if required by KinderHawk to fund its capital expenditures. On July 1, 2011, in conjunction with the closing of the sale of our remaining 50% membership interest in KinderHawk, the balance of our capital commitment to KinderHawk was relieved. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 15, "Subsequent Events" for more details.

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

Cash Flow

        Our primary sources of cash for the six months ended June 30, 2011 were from operating and financing activities in addition to funds from asset sales. Our primary sources of cash for the six months ended June 30, 2010 were funds from asset sales and operating activities, which were partially offset by net repayments of our Senior Credit Agreement and cash used in investing activities to fund our drilling program and acquisition activities. Operating cash flow fluctuations were substantially driven by changes in commodity prices and changes in our production volumes. Working capital was substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our future capital expenditures. Prices for oil and natural gas have historically been subject to seasonal influences typically characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. See "Results of Operations" below for a review of the impact of prices and volumes on revenues.

        Net increase in cash is summarized as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows provided by operating activities	$540,031	$319,526
Cash flows used in investing activities	(1,656,165)	(92,114)
Cash flows provided by (used in) financing activities	1,116,198	(226,781)

Net increase in cash	$64	$631

        Operating Activities.    Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 were $540.0 million and $319.5 million, respectively.

        Net cash provided by operating activities increased in 2011 primarily due our drilling successes in the Haynesville and Eagle Ford Shales, as well as a 4% increase in our average realized natural gas equivalent price. Production for the first six months of 2011 averaged 885 Mmcfe/d compared to 625 Mmcfe/d during the same period of 2010, a 42% increase. Our realized natural gas equivalent price increased $0.17 per Mcfe to $4.94 from $4.77 in the prior year. As a result of our 2011 capital budget program, we expect to continue to increase our production volumes throughout 2011. However, we are unable to predict future production levels or future commodity prices with certainty, and, therefore, we cannot provide any assurance about future levels of net cash provided by operating activities.

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, inclusive of acquisitions and net of dispositions. Cash used in investing activities was $1.7 billion and $92.1 million for the six months ended June 30, 2011 and 2010, respectively.

        During the first six months of 2011, we spent $1.7 billion on oil and natural gas capital expenditures. In the first six months of 2011, we participated in the drilling of 248 gross wells (106.4 net wells). We spent an additional $134.7 million on other operating property and equipment capital expenditures, primarily to fund the development of our gathering systems in the Eagle Ford Shale in South Texas.

        During the first six months of 2011, we purchased and redeemed $330.0 million of marketable securities. These marketable securities were classified and accounted for as trading securities and were used primarily to fund a portion of our 2011 capital program.

        On March 11, 2011 an independent third party exercised their option to acquire a portion of our interest in oil and natural gas properties in the Black Hawk Field of the Eagle Ford Shale. Proceeds from this transaction were approximately $74 million before customary closing adjustments, and were recorded as a reduction to the carrying value of our full cost pool with no gain or loss recorded. The effective date of the transaction was March 1, 2011.

        On December 22, 2010, we completed the sale of our interest in natural gas properties and other operating property and equipment in the Fayetteville Shale for $575 million in cash, before customary closing adjustments. Proceeds from the sale of the interest in natural gas properties were recorded as a reduction to the carrying value of our full cost pool with no gain or loss recorded. In conjunction with the sale of the other operating property and equipment, we recorded a loss of approximately $0.5 million in the year ended December 31, 2010. On January 7, 2011, we completed the sale of our midstream assets in the Fayetteville Shale for approximately $75 million in cash, before customary closing adjustments. Both transactions had an effective date of October 1, 2010. During the first six months of 2011, we have made no cash contributions to KinderHawk and have received distributions of $36.2 million, which are recorded in cash flows from operating activities.

        During the first six months of 2010, we spent $1.2 billion on oil and natural gas capital expenditures and participated in the drilling of 403 gross wells (103.8 net wells). We spent an additional $173.8 million on other operating property and equipment expenditures, primarily to fund the development of our gathering systems in the Haynesville Shale in Northwest Louisiana and the Eagle Ford Shale in South Texas.

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

        Financing Activities.    Net cash flows provided by financing activities were $1.1 billion for the six months ended June 30, 2011. Net cash flows used in financing activities were $226.8 million for the six months ended June 30, 2010.

        On May 20, 2011, we issued $600 million aggregate principal amount of our 6.25% senior notes due 2019 (the 2019 Notes). The net proceeds from the sale of the 2019 Notes were approximately $589 million, after deducting offering fees and expenses. A portion of the proceeds from the 2019 Notes were utilized to repay borrowings outstanding under our senior revolving credit facility and for working capital for general corporate purposes.

        On January 31, 2011, we completed the issuance of an additional $400 million aggregate principal amount of our 7.25% senior notes due 2018. The additional 2018 Notes are a subsequent aggregate principal issue of our outstanding 7.25% senior notes due 2018 which were issued in an aggregate principal amount of $825 million on August 17, 2010, the initial 2018 Notes. The net proceeds from the sale of the additional 2018 Notes were approximately $400.5 million, after deducting offering fees and expenses. A portion of the proceeds of the additional 2018 Notes were utilized to redeem our 7.125% $275 million senior notes due 2012 on March 17, 2011.

        During the six months ended June 30, 2011, we capitalized approximately $24.9 million of certain direct costs associated with the issuance of our long-term debt. We capitalized approximately $10.9 million in costs associated with the issuance of the 2019 Notes. We capitalized approximately $7.4 million of debt issuance costs in conjunction with the issuance of the additional 2018 Notes. We also capitalized approximately $6.6 million of direct costs associated with the amendments to our Senior Credit Agreement.

        Capital financing and excess cash flow from operations are used to repay borrowings under our Senior Credit Agreement to the extent available. During the first six months of 2011, we had net borrowings under our Senior Credit Agreement of $413 million. During the first six months of 2010, we had net repayments of borrowings of $223.8 million under our Senior Credit Agreement.

Contractual Obligations

        We have no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements other than those described below. Our level of capital expenditures will vary in future periods depending on the success we experience in our acquisition, development and exploration activities, oil and natural gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities. The following table summarizes our contractual obligations and commitments as of June 30, 2011:

	Total Obligation Amount(1)	Years Remaining
	(in thousands)
Gathering and transportation commitments	$2,393,253	18
Drilling rig commitments	223,850	3
Non-cancelable operating leases	31,650	8
Pipeline and well equipment obligations	155,914	1
Various contractual commitments (including, among other things, rental equipment obligations, obtaining and processing seismic data and fracture stimulation services)	57,737	3

Total commitments	$2,862,404

(1)
On May 21, 2010, we created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of this transaction, we are committed to fund up to an additional $41.4 million, as of June 30, 2011, in capital during 2011 in the event KinderHawk requires capital to finance its planned capital expenditures. This obligation is not reflected in the amounts shown in the above table. On July 1, 2011, in conjunction with the closing of the sale of our remaining 50% membership interest in KinderHawk, the balance of our capital commitment to KinderHawk was relieved. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 15, "Subsequent Events" for more details.

        Included in our gathering and transportation commitments is our obligation to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from our operated wells producing from the Haynesville and Lower Bossier Shales, within specified acreage in Northwest Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. Our obligation to deliver minimum annual quantities of natural gas to KinderHawk through May 2015 remains in effect following the sale of our remaining 50% membership interest in KinderHawk on July 1, 2011.The minimum annual quantities per contract year are as follows:

Contract Year	Minimum Annual Quantity (Bcf)
Year 1 (partial)—2010	81.090
Year 2—2011	152.899
Year 3—2012	238.595
Year 4—2013	324.047
Year 5—2014	368.614
Year 6 (partial)—2015	143.066

        These quantities represent 50% of our anticipated production from the specified acreage at the time we entered into the contract. Production from this acreage has been significantly in excess of these quantities during 2010 and through the second quarter of 2011, and we have not been obligated to pay a true-up fee to date.

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

Results of Operations

Quarters Ended June 30, 2011 and 2010

        We reported income from continuing operations, net of income taxes of $104.9 million for the three months ended June 30, 2011 compared to income from continuing operations, net of income taxes of $14.0 million for the same period in 2010, resulting in a net change of $90.9 million. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended June 30,
In thousands (except per unit and per Mcfe amounts)	2011	2010	Change
Income from continuing operations, net of income taxes	$104,882	$14,012	$90,870
Operating revenues:
Oil and natural gas	443,729	239,834	203,895
Marketing	149,486	107,338	42,148
Midstream	1,865	3,954	(2,089)
Operating expenses:
Marketing	161,049	117,309	43,740
Production:
Lease operating	13,726	16,384	(2,658)
Workover and other	4,308	1,571	2,737
Taxes other than income	16,779	5,111	11,668
Gathering, transportation and other:
Oil and natural gas	64,327	30,289	34,038
Midstream	2,574	3,010	(436)
General and administrative:
General and administrative	42,682	36,792	5,890
Stock-based compensation	7,620	6,308	1,312
Depletion, depreciation and amortization:
Depletion—Full cost	189,100	98,133	90,967
Depreciation—Midstream	1,414	509	905
Depreciation—Other	1,810	719	1,091
Accretion expense	484	494	(10)
Amortization of deferred gain	46,508	64,367	(17,859)
Other income (expenses):
Net gain (loss) on derivative contracts	83,507	(16,625)	100,132
Interest expense and other	(67,019)	(61,533)	(5,486)
Equity investment income	17,339	2,047	15,292
Income (loss) from continuing operations before income taxes
Oil and natural gas	107,693	(47,144)	154,837
Midstream	61,849	69,897	(8,048)
Income tax provision	(64,660)	(8,741)	(55,919)
Production:
Natural gas—Mmcf	76,533	54,494	22,039
Crude oil—MBbl	986	225	761
Natural gas liquids—MBbl	559	179	380
Natural gas equivalent—Mmcfe(1)	85,803	56,918	28,885
Average daily production—Mmcfe(1)	943	625	318
Average price per unit(2):
Natural gas price—Mcf	$4.20	$3.97	$0.23
Crude oil price—Bbl	94.02	74.55	19.47
Natural gas liquids price—Bbl	48.56	36.30	12.26
Natural gas equivalent price—Mcfe(1)	5.14	4.21	0.93
Average cost per Mcfe:
Production:
Lease operating	0.16	0.29	(0.13)
Workover and other	0.05	0.03	0.02
Taxes other than income	0.20	0.09	0.11
Gathering, transportation and other:
Oil and natural gas	0.75	0.53	0.22
Midstream	0.03	0.05	(0.02)
General and administrative:
General and administrative	0.50	0.65	(0.15)
Stock-based compensation	0.09	0.11	(0.02)
Depletion	2.20	1.72	0.48

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

        For the three months ended June 30, 2011, oil and natural gas revenues increased $203.9 million from the same period in 2010, to $443.7 million. The increase was primarily due to the increase in our production of 28,885 Mmcfe, or 51% over the three months ended June 30, 2010, resulting from our drilling successes in resource plays in Louisiana and Texas. Increased production contributed approximately $122 million in revenues for the three months ended June 30, 2011. Also contributing to this increase was an increase of $0.93 per Mcfe in our realized average price to $5.14 per Mcfe from $4.21 per Mcfe in the prior year period. The increase in realized average prices led to an increase in oil and natural gas revenues of approximately $82 million.

        We had marketing revenues of $149.5 million and marketing expenses of $161.0 million for the three months ended June 30, 2011, resulting in a loss before taxes of $11.5 million as compared to a loss before taxes of $10.0 million for the same period in 2010. Our marketing subsidiary purchases and sells our own and third party natural gas produced from wells which we and third parties operate. We report the revenues and expenses related to these marketing activities on a gross basis as part of our operating revenues and operating expenses. Marketing revenues are recorded at the time natural gas is physically delivered to third parties at a fixed or index price. Marketing expenses attributable to gas purchases are recorded as we take physical title to the natural gas and transport the purchased volumes to the point of sale. Our loss before income taxes for the three months ended June 30, 2011 is primarily attributable to decreased margins and the amortization of our acquired transportation contracts.

        We had gross revenues from our midstream segment of $6.0 million for the three months ended June 30, 2011 compared to the same period in 2010 of $16.9 million, a decrease of $10.9 million. Gross revenues of $6.0 million included $4.1 million of inter-segment revenues that were eliminated in consolidation. On a net basis, we had revenues of $1.9 million for the three months ended June 30, 2011, a decrease of $2.1 million from the prior year. Gathering and treating throughput decreased 15.1 Bcf to 15.5 Bcf for the three months ended June 30, 2011 compared to 30.6 Bcf for the three months ended June 30, 2010, which includes 25.7 Bcf of Haynesville throughput. The decrease in revenues and throughput was primarily due to the contribution of our gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk on May 21, 2010.

        Lease operating expenses decreased $2.7 million for the three months ended June 30, 2011 primarily due to our continued cost control efforts as well as the sale of our higher cost properties in 2010. On a per unit basis, lease operating expenses decreased $0.13 per Mcfe to $0.16 per Mcfe in 2011 from $0.29 per Mcfe in 2010. The decrease on a per unit basis is primarily due to the increase in production during 2011 from our resource plays which historically have a lower per unit operating cost. Additionally, the sale of our Terryville, WEHLU, and Fayetteville Shale properties in 2010, contributed to a decrease in costs for the three months ended June 30, 2011 over the same period in 2010 as these properties historically operated with higher operating costs per unit.

        Workover expenses increased $2.7 million for the three months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to an increase in activity in the Haynesville Shale related to the treatment of corrosion.

        Taxes other than income increased $11.7 million for the three months ended June 30, 2011 as compared to the same period in 2010. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a fixed rate based on production or as a percentage of gross oil and natural gas sales. Our increase in production in the current year was partially offset by severance tax refunds related to drilling incentives for horizontal wells in the Haynesville and Eagle Ford Shales. For the three months ended June 30, 2011, we recorded severance tax refunds totaling $3.1 million compared to $10.1 million in the prior year. On a per unit basis, excluding the severance tax refunds, taxes other than income decreased $0.04 per Mcfe to $0.23 per Mcfe compared to $0.27 per Mcfe in 2010. This adjusted decrease from the prior year comparable period is due to severance tax exemptions related to the drilling incentives as well as a reduction in the Louisiana statutory severance tax rate.

        Gathering, transportation and other expense attributable to our oil and natural gas production segment increased $34.0 million, for the three months ended June 30, 2011 as compared to the same period in 2010. The increase was primarily due to the formation of KinderHawk on May 21, 2010, as gathering and treating fees now paid to KinderHawk historically had been paid to Hawk Field Services and eliminated in consolidation. We pay $0.34 per Mcf of gas that is delivered at KinderHawk's receipt points for gathering and a treating fee that ranges between $0.030 per Mcf and $0.365 per Mcf or more depending on carbon dioxide content. On a per unit basis, gathering, transportation and other expenses increased $0.22 per Mcfe to $0.75 per Mcfe in 2011 compared to $0.53 per Mcfe in 2010. The increase on a per unit basis is also primarily attributable to the gathering and treating fees we are paying to KinderHawk which historically had been eliminated in consolidation.

        Gathering, transportation and other expenses attributable to our midstream segment decreased $0.4 million for the three months ended June 30, 2011 compared to the same period in 2010. The decrease was primarily due to the contribution of the gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk on May 21, 2010, partially offset by the current year expansion of our Eagle Ford gathering and treating system.

        General and administrative expense for the three months ended June 30, 2011 increased $5.9 million as compared to the same period in 2010. The increase is primarily attributable to an approximate $5.8 million increase in payroll and employee costs, including salaries, benefits and incentives associated with increases in our work force as a result of our continued growth. Professional fees increased $4.0 million over the same period in 2010. These increases were partially offset by a $5.5 million decrease in advisory service fees paid in conjunction with the KinderHawk transactions.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs associated with evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. Depletion expense increased $91.0 million for the three months ended June 30, 2011 from the same period in 2010, to $189.1 million. On a per unit basis, depletion expense increased $0.48 per Mcfe to $2.20 per Mcfe. The increase on a per unit basis is primarily due to our 2010 asset sales as well as the impact of our 2010 and 2011 capital expenditures program.

        Depreciation expense associated with our gas gathering systems increased $0.9 million to $1.4 million for the three months ended June 30, 2011. The increase was primarily due to the current year expansion of our Eagle Ford Shale gas gathering system partially offset by the contribution of the gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk which resulted in a $404 million decrease in gas gathering system and equipment assets. We depreciate our gas gathering systems over a 30 year useful life and begin depreciating on the estimated placed in service date.

        On May 21, 2010, we contributed our Haynesville Shale gathering and treating business to KinderHawk in exchange for a 50% membership interest in KinderHawk and approximately $917 million in cash. At May 21, 2010, as a result of this transaction, we recorded a deferred gain of approximately $719.4 million for the difference between 50% of the net carrying value of the assets we contributed to KinderHawk and the net cash proceeds received from KinderHawk, representing the cash contributed by Kinder Morgan at closing for its 50% membership interest in KinderHawk. We recognize the portion of the deferred gain equal to our capital commitment as contributions to KinderHawk are made or upon expiration of the capital commitment at December 31, 2011. We recognized $46.5 million and $64.4 million of the deferred gain during the three months ended June 30, 2011 and 2010, respectively.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas, and natural gas liquids production. Historically, we have also entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those on our Senior Credit Agreement) to fixed interest rates. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statement of operations. At June 30, 2011, we had a $192.9 million derivative asset, $154.3 million of which was classified as current, and a $30.9 million derivative liability, $16.1 million of which was classified as current. We recorded a net derivative gain of $83.5 million ($31.1 million net unrealized gain and $52.4 million net gain for cash received on settled contracts) for the three months ended June 30, 2011 compared to a net derivative loss of $16.6 million ($87.4 million net unrealized loss and a $70.8 million net gain for cash received on settled contracts) in the same period in 2010.

        Interest expense and other increased $5.5 million for the three months ended June 30, 2011 compared to the same period in 2010. The increase is primarily related to the issuance of our 6.25% $600 million senior notes in the second quarter of 2011. In addition we had increased borrowings on our Senior Credit Agreement during the second quarter of 2011 compared to the same period in the prior year.

        Our investment in KinderHawk in which we do not have a majority interest, but do have significant influence, is accounted for under the equity method. Under the equity method of accounting, our share of net income (loss) from KinderHawk is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). Distributions from KinderHawk are recorded as reductions of our investment and contributions to KinderHawk are recorded as increases of our investment. Our net share of KinderHawk's earnings or losses is reported as "Equity investment income" in the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2011, our net share of KinderHawk's income was $17.3 million compared to $2.0 million of net income for the same period in the prior year.

        We had an income tax provision of $64.7 million for the three months ended June 30, 2011 due to our income from continuing operations before income taxes of $169.5 million compared to an income tax provision of $8.7 million due to our income from continuing operations before income taxes of $22.8 million in the prior year. The effective tax rate for the three months ended June 30, 2011 was 38.1% compared to 38.4% for the three months ended June 30, 2010.

Results of Operations

Six Months Ended June 30, 2011 and 2010

        We reported income from continuing operations, net of income taxes of $106.1 million for the six months ended June 30, 2011 compared to income from continuing operations, net of income taxes of $170.3 million for the same period in 2010, resulting in a decrease of $64.2 million. The following table summarizes key items of comparison and their related change for the periods indicated.

	Six Months Ended June 30,
In thousands (except per unit and per Mcfe amounts)	2011	2010	Change
Income from continuing operations, net of income taxes	$106,062	$170,304	$(64,242)
Operating revenues:
Oil and natural gas	793,937	540,425	253,512
Marketing	290,030	237,457	52,573
Midstream	2,837	11,026	(8,189)
Operating expenses:
Marketing	315,947	253,931	62,016
Production:
Lease operating	26,337	33,779	(7,442)
Workover and other	9,184	3,949	5,235
Taxes other than income	28,514	17,871	10,643
Gathering, transportation and other:
Oil and natural gas	115,816	52,578	63,238
Midstream	3,980	8,877	(4,897)
General and administrative:
General and administrative	75,977	64,737	11,240
Stock-based compensation	14,300	10,397	3,903
Depletion, depreciation and amortization:
Depletion—Full cost	342,593	198,395	144,198
Depreciation—Midstream	2,481	3,330	(849)
Depreciation—Other	4,118	1,869	2,249
Accretion expense	928	1,029	(101)
Amortization of deferred gain	94,976	64,367	30,609
Other income (expenses):
Net gain on derivative contracts	32,600	198,078	(165,478)
Interest expense and other	(133,822)	(124,379)	(9,443)
Equity investment income	30,910	2,047	28,863
Income from continuing operations before income taxes
Oil and natural gas	48,309	188,937	(140,628)
Midstream	122,984	89,342	33,642
Income tax provision	(65,231)	(107,975)	42,744
Production:
Natural gas—Mmcf	143,430	109,269	34,161
Crude oil—MBbl	1,703	466	1,237
Natural gas liquids—MBbl	1,085	187	898
Natural gas equivalent—Mmcfe(1)	160,158	113,187	46,971
Average daily production—Mmcfe(1)	885	625	260
Average price per unit(2):
Natural gas price—Mcf	$4.07	$4.56	$(0.49)
Crude oil price—Bbl	90.64	74.93	15.71
Natural gas liquids price—Bbl	47.94	36.34	11.60
Natural gas equivalent price—Mcfe(1)	4.94	4.77	0.17
Average cost per Mcfe:
Production:
Lease operating	0.16	0.30	(0.14)
Workover and other	0.06	0.03	0.03
Taxes other than income	0.18	0.16	0.02
Gathering, transportation and other:
Oil and natural gas	0.72	0.46	0.26
Midstream	0.02	0.08	(0.06)
General and administrative:
General and administrative	0.47	0.57	(0.10)
Stock-based compensation	0.09	0.09	—
Depletion	2.14	1.75	0.39

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

        For the six months ended June 30, 2011, oil and natural gas revenues increased $253.5 million from the same period in 2010, to $793.9 million. The increase was primarily due to the increase in our production of 46,971 Mmcfe, or 42% over the six months ended June 30, 2010, resulting from our drilling successes in resource plays in Louisiana and Texas. Increased production contributed approximately $224 million in revenues for the six months ended June 30, 2011. Also contributing to this increase was an increase of $0.17 per Mcfe in our realized average price to $4.94 per Mcfe from $4.77 per Mcfe in the prior year period. The increase in realized average prices led to an increase in oil and natural gas revenues of approximately $29.5 million.

        We had marketing revenues of $290.0 million and marketing expenses of $315.9 million for the six months ended June 30, 2011, resulting in a loss before taxes of $25.9 million as compared to a loss before taxes of $16.4 million for the same period in 2010. Our marketing subsidiary purchases and sells our own and third party natural gas produced from wells which we and third parties operate. We report the revenues and expenses related to these marketing activities on a gross basis as part of our operating revenues and operating expenses. Marketing revenues are recorded at the time natural gas is physically delivered to third parties at a fixed or index price. Marketing expenses attributable to gas purchases are recorded as we take physical title to the natural gas and transport the purchased volumes to the point of sale. Our loss before income taxes for the six months ended June 30, 2011 is primarily attributable to decreased margins and the amortization of our acquired transportation contracts.

        We had gross revenues from our midstream segment of $10.0 million for the six months ended June 30, 2011 compared to the same period in 2010 of $46.1 million, a decrease of $36.1 million. Gross revenues of $10.0 million included $7.2 million of inter-segment revenues that were eliminated in consolidation. On a net basis, we had revenues of $2.8 million for the six months ended June 30, 2011, a decrease of $8.2 million from the prior year. Gathering and treating throughput decreased 54.0 Bcf to 27.0 Bcf for the six months ended June 30, 2011 compared to 81.0 Bcf for the six months ended June 30, 2010, which includes 71.1 Bcf of Haynesville throughput. The decrease in revenues and throughput was primarily due to the contribution of our gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk on May 21, 2010.

        Lease operating expenses decreased $7.4 million for the six months ended June 30, 2011 primarily due to our continued cost control efforts as well as the sale of our higher cost properties in 2010. On a per unit basis, lease operating expenses decreased $0.14 per Mcfe to $0.16 per Mcfe in 2011 from $0.30 per Mcfe in 2010. The decrease on a per unit basis is primarily due to the increase in production during 2011 from our resource plays which historically have a lower per unit operating cost. Additionally, the sale of our Terryville, WEHLU, and Fayetteville Shale properties in 2010, contributed to a decrease in costs for the six months ended June 30, 2011 over the same period in 2010 as these properties historically operated with higher operating costs per unit.

        Workover expenses increased $5.2 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to an increase in activity in the Haynesville Shale related to the treatment of corrosion.

        Taxes other than income increased $10.6 million for the six months ended June 30, 2011 as compared to the same period in 2010. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a fixed rate based on production or as a percentage of gross oil and natural gas sales. Our increase in production in the current year was partially offset by severance tax refunds related to drilling incentives for horizontal wells in the Haynesville and Eagle Ford Shales. For the six months ended June 30, 2011, we recorded severance tax refunds totaling $7.1 million compared to $17.8 million in the prior year. On a per unit basis, excluding the severance tax refunds, taxes other than income decreased $0.09 per Mcfe to $0.22 per Mcfe compared to $0.31 per Mcfe in 2010. This adjusted decrease from the prior year is due to severance tax exemptions related to the drilling incentives as well as a reduction in the Louisiana statutory severance tax rate.

        Gathering, transportation and other expense attributable to our oil and natural gas production segment increased $63.2 million, for the six months ended June 30, 2011 as compared to the same period in 2010. The increase was primarily due to the formation of KinderHawk on May 21, 2010, as gathering and treating fees now paid to KinderHawk historically had been paid to Hawk Field Services and eliminated in consolidation. We pay $0.34 per Mcf of gas that is delivered at KinderHawk's receipt points for gathering and a treating fee that ranges between $0.030 per Mcf and $0.365 per Mcf or more depending on carbon dioxide content. On a per unit basis, gathering, transportation and other expenses increased $0.26 per Mcfe to $0.72 per Mcfe in 2011 compared to $0.46 per Mcfe in 2010. The increase on a per unit basis is also primarily attributable to the gathering and treating fees we are paying to KinderHawk which historically had been eliminated in consolidation.

        Gathering, transportation and other expenses attributable to our midstream segment decreased $4.9 million for the six months ended June 30, 2011 compared to the same period in 2010. The decrease was primarily due to the contribution of the gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk on May 21, 2010, partially offset by the current year expansion of our Eagle Ford gathering and treating system.

        General and administrative expense for the six months ended June 30, 2011 increased $11.2 million as compared to the same period in 2010. The increase is primarily attributable to an approximate $14.0 million increase in payroll and employee costs, including salaries, benefits and incentives associated with increases in our work force as a result of our continued growth. In addition, office-related expenses increased $1.4 million over the prior year comparable period. These increases were partially offset by a $5.5 million decrease in advisory service fees paid in conjunction with the KinderHawk transactions. These increases were also offset by a $2.0 million decrease in professional fees, primarily decreases in legal fees and settlements.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs associated with evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. Depletion expense increased $144.2 million for the six months ended June 30, 2011 from the same period in 2010, to $342.6 million. On a per unit basis, depletion expense increased $0.39 per Mcfe to $2.14 per Mcfe. The increase on a per unit basis is primarily due to our 2010 asset sales as well as the impact of our 2010 and 2011 capital expenditures program.

        Depreciation expense associated with our gas gathering systems decreased $0.9 million to $2.5 million for the six months ended June 30, 2011. The decrease was primarily due to the contribution of the gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk which resulted in a $404 million decrease in gas gathering system and equipment assets partially offset by the current year expansion of our Eagle Ford Shale gas gathering and treating system. We depreciate our gas gathering systems over a 30 year useful life and begin depreciating on the estimated placed in service date.

        On May 21, 2010, we contributed our Haynesville Shale gathering and treating business to KinderHawk in exchange for a 50% membership interest in KinderHawk and approximately $917 million in cash. At May 21, 2010, as a result of this transaction, we recorded a deferred gain of approximately $719.4 million for the difference between 50% of the net carrying value of the assets we contributed to KinderHawk and the net cash proceeds received from KinderHawk, representing the cash contributed by Kinder Morgan at closing for its 50% membership interest in KinderHawk. We recognize the portion of the deferred gain equal to our capital commitment as contributions to KinderHawk are made or upon expiration of the capital commitment at December 31, 2011. We recognized $95.0 million and $64.4 million of the deferred gain during the six months ended June 30, 2011 and 2010, respectively.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas, and natural gas liquids production. Historically, we have also entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those on our Senior Credit Agreement) to fixed interest rates. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statement of operations. At June 30, 2011, we had a $192.9 million derivative asset, $154.3 million of which was classified as current, and a $30.9 million derivative liability, $16.1 million of which was classified as current. We recorded a net derivative gain of $32.6 million ($83.9 million net unrealized loss and $116.5 million net gain for cash received on settled contracts) for the six months ended June 30, 2011 compared to a net derivative gain of $198.1 million ($102.7 million net unrealized gain and a $95.4 million net gain for cash received on settled contracts) in the same period in 2010.

        Interest expense and other increased $9.4 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase is primarily related to the issuance of $600 million of our 6.25% senior notes due 2019 on May 20, 2011. In addition, we had increased borrowings on our Senior Credit Agreement during the six months ended June 30, 2011 compared to the same period in the prior year.

        Our investment in KinderHawk in which we do not have a majority interest, but do have significant influence, is accounted for under the equity method. Under the equity method of accounting, our share of net income (loss) from KinderHawk is reflected as an increase (decrease) in our investment account and is also recorded as equity investment income (loss). Distributions from KinderHawk are recorded as reductions of our investment and contributions to KinderHawk are recorded as increases of our investment. Our net share of KinderHawk's earnings or losses is reported as "Equity investment income" in the unaudited condensed consolidated statements of operations. For the six months ended June 30, 2011, our net share of KinderHawk's income was $30.9 million compared to $2.0 million of net income for the same period in the prior year.

        We had an income tax provision of $65.2 million for the six months ended June 30, 2011 due to our income from continuing operations before income taxes of $171.3 million compared to an income tax provision of $108.0 million due to our income from continuing operations before income taxes of $278.3 million in the prior year. The effective tax rate for the six months ended June 30, 2011 was 38.1% compared to 38.8% for the six months ended June 30, 2010.

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

        We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Periodically, we may utilize interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At June 30, 2011, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

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

        At June 30, 2011, total long-term debt was $3.8 billion, of which approximately 85% bears interest at a weighted average fixed interest rate of 7.8% per year. The remaining 15% of our total debt balance at June 30, 2011 bears interest at floating or market interest rates that at our option are tied to prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2011, the interest rate on our variable rate debt was 2.8% per year. If the balance of our variable rate debt at June 30, 2011 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.4 million per quarter.

Item 4.    Controls and Procedures

        In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of our business. While the outcome and impact of currently pending legal proceedings cannot be determined, our management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material effect on our consolidated operating results, financial position or cash flows.

        Subsequent to our execution of the Merger Agreement discussed above, we and the members of our Board were named as defendants in purported class action lawsuits brought by our stockholders challenging the proposed transaction (the Stockholder Actions). The Stockholder Actions were filed in: the Court of Chancery of the State of Delaware, Astor BK Realty Trust v. Petrohawk Energy Corp., et al., C.A. No. 6675-CS, Grossman v. Petrohawk Energy Corp., et al., C.A. No. 6688-CS, Marina Gincherman, IRA v. Petrohawk Energy Corp., et al., C.A. No. 6700, and Binkowski v. Petrohawk Energy Corp., et al., C.A. No. 6706, and the District of Harris County, Texas, Iron Workers District Counsel of Tennessee Valley & Vicinity Pension Plan v. Petrohawk Energy Corp., et al., C.A. No. 42124, Iron Workers Mid-South Pension Fund v. Petrohawk Energy Corp., et al., C.A. No. 42590, and L.A. Murphy v. Wilson, et al., C.A. No. 42772. The Guarantor, Parent and Purchaser are named as defendants in the Grossman, Gincherman and the two Iron Workers actions, and the Guarantor and Parent are named as defendants in the Binkowski action. The Stockholder Actions seek certification of a class of our stockholders and generally allege, among other things, that: (i) each member of the Board breached his fiduciary duties in connection with the transactions contemplated by the Merger Agreement by failing to maximize stockholder value, agreeing to preclusive deal protection provisions, and failing to protect against conflicts of interest; (ii) we aided and abetted our directors' purported breaches of their fiduciary duties; and/or (iii) the Guarantor, Parent and Purchaser parties aided and abetted the purported breaches of fiduciary duties by our directors. The Stockholder Actions seek, among other relief, an injunction prohibiting the transactions contemplated by the Merger Agreement, rescission in the event such transactions are consummated, damages and attorneys' fees and costs. We believe the Stockholder Actions are without merit and intend to defend ourselves vigorously.

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

        In 2008, the United States Fish and Wildlife Service (USFWS) opened an investigation into the activities of Hawk Field Services and the Company in the Fayetteville Shale play. The investigation focused on the pipeline stream crossings and potential impacts on the Speckled Pocketbook. On April 22, 2009, we received a letter from the United States Attorney's Office for the Eastern District of Arkansas and the Environmental Crimes Section of the United States Department of Justice notifying us that we were under criminal investigation for alleged violations of the Federal Clean Water Act and the Federal Endangered Species Act with respect to the endangered Speckled Pocketbook. Hawk Field Services sold its gathering and treating assets serving the Fayetteville Shale in conjunction with the Company's disposition of its Fayetteville Shale natural gas properties and, as a consequence, neither the Company nor Hawk Field Services currently have ongoing operations in Arkansas. The Company and the United States Department of Justice have finalized a plea agreement and Hawk Field Services has pleaded guilty to three misdemeanor counts of violating the Endangered Species Act. Under the plea agreement, the Company agreed to pay a $350,000 fine and contribute $150,000 toward environmental conservation efforts in the Fayetteville Shale area. Final approval of the plea agreement is expected to occur in the summer of 2011.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors described in the Company's Annual Report on Form 10-K, for the year ended December 31, 2010, except as stated below.

Failure to complete or delays in completing our pending acquisition by affiliates of BHP Billiton could negatively affect our stock price and our future business, operations and financial results.

        On July 14, 2011, we entered into an agreement and plan of merger Merger Agreement with BHP Billiton Limited, a corporation organized under the laws of Victoria, Australia, BHP Billiton Petroleum (North America) Inc., a Delaware corporation (Parent) and a wholly owned subsidiary of Guarantor, and North America Holdings II Inc., a Delaware corporation (Merger Sub) and a wholly owned subsidiary of Parent, pursuant to which Merger Sub will commence an offer (the Offer) to acquire all of the outstanding shares of our common stock, par value $0.001 per share, for $38.75 per share, net to the seller in cash, without interest. The Offer commenced on July 25, 2011 and will remain open until August 19, 2011, subject to extension under certain circumstances. The Merger Agreement also provides that following consummation of the Offer and satisfaction or waiver of certain customary conditions, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. There is no assurance that Merger Sub will consummate the Offer or the merger. If the transactions contemplated by the Merger Agreement are not completed for any reason, we may be subject to a number of risks, including the following:

  •
  the current market price of our common stock may reflect a market assumption that the Offer will be consummated and the merger will occur and a failure to consummate the Offer and the merger could result in a negative perception of us by the stock market and cause a decline in the market price of our common stock;

  •
  certain costs relating to the Merger Agreement, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed, and we may be required to pay a fee of $395 million to BHP Billiton if the Merger Agreement is terminated under specified circumstances; and

  •
  we would continue to face the risks that we currently face as an independent company.

The pending transactions with BHP Billiton may cause disruption in our business and management and present difficulties attracting, motivating and retaining executives and other key employees.

        Parties with which we do business may experience uncertainty associated with the transactions contemplated in the Merger Agreement, including with respect to current or future business relationships, and our management and employees may be distracted from day-to-day operations because matters related to the merger may require substantial commitments of time and resources. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions without BHP Billiton's approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. These disruptions could have an adverse effect on our business, financial condition, results of operations or prospects. The adverse effect of such disruptions could be exacerbated by a delay in the consummation of the Offer and the completion of the merger or the termination of the merger agreement. In addition, uncertainty about the effect of the merger on our employees may have an adverse effect on us. This uncertainty may impair our ability to attract, retain and motivate key personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles with BHP Billiton.

The Merger Agreement restricts our ability to pursue alternatives to the merger.

        The Merger Agreement contains "no shop" provisions that, subject to limited fiduciary exceptions, restrict our ability to initiate, solicit, encourage or facilitate, discuss, negotiate or accept a competing third party proposal to acquire all or a significant part of us. Further, there are only a limited number of exceptions that would allow our board of directors to withdraw or change its recommendation to holders of our common stock that they tender their shares of common stock in the Offer and that stockholder vote in favor of the adoption of the merger agreement. If our board of directors were to take such actions as permitted by the merger agreement, doing so in specified situations could entitle BHP Billiton to terminate the merger agreement and to be paid a termination fee of $395.0 million. These restrictions could deter a potential acquirer from proposing an alternative transaction.

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

        Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth's atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that requires reporting and reductions of the emission of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change, and the Kyoto Protocol address greenhouse gas emissions, and several counties including the European Union have established greenhouse gas regulatory systems. In the United States, at the state level, many states, either individually or through multi state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs or have begun considering adopting greenhouse gas regulatory programs.

        The EPA has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and require reporting by regulated facilities by March 2011 and annually thereafter. In November 2010, the EPA issued a final rule requiring companies to report certain greenhouse gas emissions from oil and natural gas facilities. On July 19, 2011, the EPA amended the oil and natural gas facility greenhouse gas reporting rule to require reporting beginning in September 2012. Beyond measuring and reporting, the EPA issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding serves as a first step to issuing regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. EPA has proposed such greenhouse gas regulations and may issue final rules this year. On July 28, 2011, the EPA proposed four new regulations that, if finalized, could affect our business. The regulations would establish new source performance standards for volatile organic compounds (VOCs) and sulfur dioxide and establish an air toxic standard for oil and natural gas production, transmission, and storage. The proposed regulations would apply to wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment, and limit methane emissions from those sources. The EPA is in the process of accepting public comments on the proposed regulations, and expects to take final action by February 28, 2012.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table sets forth certain information with respect to the surrender of our common stock by employees in exchange for the payment of certain tax obligations during the three months ended June 30, 2011.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2011	5,087	$24.56	—	—
May 2011	3,738	25.43	—	—
June 2011	2,716	25.38	—	—

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

Exhibit No	Description
2.1	Purchase and Sale Agreement executed May 4, 2011 by and among Petrohawk Energy Corporation, Hawk Field Services, LLC, EagleHawk Field Services LLC, KM Gathering LLC and KM Eagle Gathering LLC (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 10, 2011).

2.2	Agreement and Plan of Merger, dated as of July 14, 2011, by and among BHP Billiton Limited, BHP Billiton Petroleum (North America) Inc., North America Holdings II Inc. and Petrohawk Energy Company (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 20, 2011).

3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 (File No. 333-117733) filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).

3.5	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

3.6	Certificate of Designations of Series A Junior Preferred Stock of Petrohawk Energy Corporation effective as of October 15, 2008 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 16, 2008).

3.7	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 23, 2009).

4.1	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to Petrohawk Energy Corporation's 9 7/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation's Current Report on Form 8-K/A filed on April 15, 2004).

4.2	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005).

Exhibit No	Description
4.3	Second Supplemental Indenture dated as of July 12, 2006, among Petrohawk Energy Corporation, as successor by merger to Mission Resources Corporation, the parties named therein as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on July 17, 2006).

4.4	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.'s 7 1/8% senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2004).

4.5	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.'s Form 8-K filed on April 11, 2005).

4.6	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on July 17, 2006).

4.7	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on July 17, 2006).

4.8	Fourth Supplemental Indenture dated as of August 3, 2007 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.12 to our Quarterly Report on Form 10-Q filed on November 6, 2008).

4.9	Fifth Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, the parties named therein as guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed on February 25, 2009).

4.10	Sixth Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on February 25, 2009).

4.11	Seventh Supplemental Indenture dated as of August 4, 2009 among Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.11 to our Quarterly Report on Form 10-Q filed on November 9, 2009).

Exhibit No	Description
4.12	Eighth Supplemental Indenture dated as of June 30, 2010 among Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.12 to our Quarterly Report on Form 10-Q filed on August 3, 2010).

4.13	Indenture, dated May 13, 2008, among Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 15, 2008).

4.14	First Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, and parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K filed on February 25, 2009).

4.15	Second Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.18 to our Annual Report on Form 10-K filed on February 25, 2009).

4.16	Third Supplemental Indenture dated as of August 4, 2009 among Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.21 to our Quarterly Report on Form 10-Q filed on November 5, 2009).

4.17	Fourth Supplemental Indenture dated as of June 30, 2010 among Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.24 to our Quarterly Report on Form 10-Q filed on August 3, 2010).

4.18	Indenture, dated January 27, 2009, among the Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 28, 2009).

4.19	First Supplemental Indenture, dated August 4, 2009, among the Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.26 to our Quarterly Report on Form 10-Q filed on November 5, 2009).

4.20	Second Supplemental Indenture, dated June 30, 2010, among the Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.19 to our Quarterly Report on Form 10-Q filed on August 3, 2010).

4.21	Indenture, dated as of August 17, 2010, among Petrohawk Energy Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 20, 2010).

4.22	Registration Rights Agreement, dated as of August 17, 2010, among Petrohawk Energy Corporation and Barclays Capital Inc., on behalf the initial purchasers named therein (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2010).

Exhibit No		Description
4.23		Registration Rights Agreement, dated January 31, 2011, among Petrohawk Energy Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed February 3, 2011).

4.24	*	Supplemental Indenture, dated May 31, 2011, among FracHawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors and U.S. Bank Trust National Association, as trustee.

4.25		Registration Rights Agreement, dated as of May 20, 2011, among Petrohawk Energy Corporation and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 20, 2011).

4.26		Indenture, dated as of May 20, 2011, among Petrohawk Energy Corporation, the guarantors named therein and U.S. Bank Trust National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed May 20, 2011).

4.27		Petrohawk Energy Corporation Fourth Amended and Restated 2004 Employee Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Form S-8 (File No. 333-174824) filed on June 10, 2011)

10.1		Third Amendment to Fifth Amended and Restated Senior Revolving Credit Agreement dated April 29, 2011 (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed May 5, 2011).

10.2		Purchase Agreement dated May 17, 2011, among Petrohawk Energy Corporation, the guarantors named therein and Wells Fargo Securities, LLC, on behalf of Wells Fargo Securities, LLC, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, Capital One Southcoast, Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC, Citigroup Global Markets Inc., ING Financial Markets LLC, KeyBanc Capital Markets Inc., Mizuho Securities USA Inc., Natixis Securities North America Inc., Scotia Capital (USA) Inc., SMBC Nikko Capital Markets Limited and SunTrust Robinson Humphrey, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 20, 2011).

10.3		Fourth Amendment to Fifth Amended and Restated Senior Revolving Credit Agreement dated July 1, 2011 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 6, 2011).

10.4	†	Executive Retention Agreement, dated as of July 14, 2011, between Petrohawk Energy Corporation and Floyd C. Wilson (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 20, 2011).

10.5	†	Form of Executive Retention Agreement with Petrohawk Energy Corporation for Mark J. Mize and Ellen R. DeSanctis (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 20, 2011).

10.6	†	Form of Executive Retention Agreement with Petrohawk Energy Corporation for Stephen W. Herod and Charles W. Latch (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed July 20, 2011).

Exhibit No		Description
10.7	†	Form of Executive Retention Agreement with Petrohawk Energy Corporation for Richard K. Stoneburner and H. Weldon Holcombe (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed July 20, 2011).

10.8	†	Form of Executive Retention Agreement between the Company and David S. Elkouri, Larry L. Helm, Tina S. Obut and C. Byron Charboneau (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed July 20, 2011).

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1	*	Certificate of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certificate of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101	*	Interactive Data File

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

PETROHAWK ENERGY CORPORATION
Date: August 3, 2011	By:	/s/ FLOYD C. WILSON Floyd C. Wilson Chairman of the Board and Chief Executive Officer
	By:	/s/ MARK J. MIZE Mark J. Mize Executive Vice President, Chief Financial Officer and Treasurer
	By:	/s/ C. BYRON CHARBONEAU C. Byron Charboneau Vice President, Chief Accounting Officer and Controller