Form 10-K/A
period 2010-12-31
PETROHAWK ENERGY CORP
filed 2011-12-05
CIK 1059324

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

        As of December 2, 2011, there were 100 shares of common stock outstanding, all of which were held by BHP Billiton Petroleum (North America) Inc., a wholly owned subsidiary of BHP Billiton Limited.

DOCUMENTS INCORPORATED BY REFERENCE

        Information required by Part III, Items 10, 11, 12, 13 and 14, is incorporated by reference to portions of the registrant's definitive proxy statement for its 2011 annual meeting of stockholders which was filed on April 15, 2011.

Explanatory Note

        Petrohawk Energy Corporation (Petrohawk or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K (the Amendment) to restate and amend the Company's previously issued consolidated financial statements and related financial information as of and for the year ended December 31, 2010. In addition, the Company is restating and amending its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. The restatement relates to the accounting treatment associated with a joint venture transaction entered into on May 21, 2010 between the Company and KM Gathering LLC (Kinder Morgan), an affiliate of Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership. In this transaction, the Company contributed its Haynesville Shale gathering and treating system in Northwest Louisiana to KinderHawk Field Services LLC (KinderHawk), Kinder Morgan contributed approximately $917 million in cash, which was distributed to the Company as consideration for 50% of the Haynesville Shale gathering and treating system. In connection with the transaction the Company entered into a gathering agreement with KinderHawk which requires the Company to deliver natural gas to the operator of the gathering and treating system, KinderHawk, from dedicated oil and natural gas lease acreage for the life of the dedicated lease acreage, or approximately 30 years, and includes a minimum delivery commitment over a five year period. Upon the completion of the transaction both the Company and Kinder Morgan held a 50% membership interest in KinderHawk. The Company originally accounted for the transaction as a partial sale for which the Company deferred a gain of approximately $719.4 million and recorded its 50% membership interest KinderHawk as an equity method investment. The deferred gain was to be recognized as commitments associated with KinderHawk, consisting of a capital commitment of approximately $200 million callable during a two-year period and a five-year delivery commitment were settled. Income and distributions related to the venture were recorded as adjustments to the Company's equity method investment.

        The Company subsequently determined that the KinderHawk joint venture transaction should have been accounted for and disclosed in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Subtopic 360-20, Property, Plant and Equipment—Real Estate Sales, (ASC 360-20). ASC 360-20 establishes standards for recognition of profit on all real estate sales transactions other than retail land sales, without regard to the nature of the seller's business. In making the determination of whether a transaction qualifies, in substance, as a sale of real estate, the nature of the entire real estate being sold is considered, including the land plus the property improvements and the integral equipment. The Haynesville Shale gathering and treating system, consists of right of ways, pipelines and processing facilities. Due to the gathering agreement which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk should be accounted for as a failed sale of in substance real estate. As a result of the failed sale the Company would account for the continued operations of the gas gathering system and reflect a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk should have continued to be carried at the full historical basis of the assets on the consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value will be reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the consolidated statements of operations. Any obligation remaining once the gathering agreement expires will be reversed, resulting in the recognition of a gain. Additionally the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

        The following sections of the originally filed Form 10-K have been revised and restated and are set forth in their entirety in this Amendment: Part I—Item 1. Business; Part II—Item 6. Selected Financial Data; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 8. Financial Statements and Supplementary Data; Item 9A. Controls and Procedures; and Part IV—Item 15. Exhibits and Financial Statement Schedules. Additionally, in this Amendment, the Company is including (i) a revised Management's Report on Internal Control over Financial Reporting; (ii) currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2; (iii) a currently dated certification from the Company's Principal Executive Officer and Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32; and (iv) updated signature pages. The effect of the restatement on the Company's net income for the year ended December 31, 2010 was a reduction of approximately $98.7 million. This resulted in a reduction of net income of $0.33 per basic and diluted share for the year ended December 31, 2010.

        Except to the extent described above and set forth herein, the financial statements and other disclosures in the Form 10-K initially filed on February 22, 2011 (the initial Form 10-K) are unchanged and this amendment does not reflect any events that have occurred after the initial Form 10-K was filed. Accordingly, this amendment should be read in conjunction with the Company's initial Form 10-K and the Company's subsequent filings with the United States Securities and Exchange Commission.

        In light of the restatement, readers should not rely on the Company's previously filed financial statements as of and for the fiscal year ended December 31, 2010, and unaudited interim financial statements as of and for the periods ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011.

Special note regarding forward-looking statements

        This Amendment No. 1 to the Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the "Risk Factors" section of the previously filed Annual Report on Form 10-K, as well as sections of this report which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

        Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled "Risk Factors" included in the previously filed Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I

ITEM 1.    BUSINESS

Overview

        We are an independent oil and natural gas company engaged in the exploration, development and production of predominately natural gas properties located in the United States. Our business is comprised of an oil and natural gas production segment and a midstream operations segment. Our oil and natural gas properties are concentrated in three premier domestic shale plays that we believe have decades of future development potential. We organize our oil and natural gas operations into two principal regions: the Mid-Continent, which includes our Louisiana and East Texas properties; and the Western, which includes our South Texas properties. Our midstream segment consists of our wholly owned gathering and treating subsidiary, Hawk Field Services, LLC (Hawk Field Services). We formed Hawk Field Services to enhance shareholder value by integrating our active drilling program with activities of third parties to develop additional gathering and treating capacity. Hawk Field Services currently serves the Haynesville Shale and Lower Bossier Shale in North Louisiana through our investment in KinderHawk Field Services LLC (KinderHawk) and the Eagle Ford Shale in South Texas.

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

  Hawk Field Services, LLC Joint Venture

        On May 21, 2010, Hawk Field Services and KM Gathering LLC (Kinder Morgan), an affiliate of Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership, formed a joint venture pursuant to a Formation and Contribution Agreement (Contribution Agreement). The joint venture entity, KinderHawk, engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. Pursuant to the Contribution Agreement, Hawk Field Services contributed to KinderHawk its Haynesville Shale gathering and treating business in Northwest Louisiana, and Kinder Morgan contributed approximately $917 million in cash ($875 million for a 50% membership interest in KinderHawk and $42 million for certain closing adjustments including 2010 capital expenditures through the closing date) to KinderHawk. Each of Hawk Field Services and Kinder Morgan own a 50% membership interest in KinderHawk. KinderHawk distributed approximately $917 million to Hawk Field Services. The joint venture had an economic effective date of January 1, 2010, and Hawk Field Services continued to operate the business until September 30, 2010, at which date Hawk Field Services and Kinder Morgan terminated the transition services agreement and KinderHawk assumed operations of the joint venture. In connection with the joint venture transaction we entered into a gathering agreement with KinderHawk which requires us to deliver natural gas to KinderHawk from dedicated lease acreage for the life of the dedicated lease acreage, or approximately 30 years, and includes a minimum delivery commitment over a five-year period.

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

        The KinderHawk joint venture is accounted for as a failed sale of in substance real estate under the provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Subtopic 360-20, Property, Plant and Equipment—Real Estate Sales (ASC 360-20). ASC 360-20 establishes standards for recognition of profit on all real estate sales transactions other than retail land sales, without regard to the nature of the seller's business. In making the determination of whether a transaction qualifies, in substance, as a sale of real estate, the nature of the entire real estate being sold is considered, including the land plus the property improvements and the integral equipment. The Haynesville Shale gathering and treating system, consists of right of ways, pipelines and processing facilities. Due to the gathering agreement which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of our Haynesville Shale gathering and treating system to form KinderHawk should be accounted for as a failed sale of in substance real estate.

        As a result of the failed sale we account for the continued operations of the gas gathering system and reflect a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as we deliver natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon our weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the consolidated statements of operations. Any obligation remaining once the gathering agreement expires will be reversed, resulting in the recognition of a gain. Additionally we record KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to us, and expenses on the consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

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

  •
  Divestment of non-core properties—We continually evaluate our property portfolio to identify opportunities to divest non-core, higher cost or less productive properties with limited development potential. This highgrading strategy allows us to achieve a more concentrated portfolio of core properties with significant potential to increase our proved reserves and production and reduce our per unit operating costs. To allow us to concentrate on our core properties and further enhance our liquidity position, in 2010 we contributed our Haynesville Shale midstream business to a joint venture, and sold our interest in the Terryville Field in Northwest Louisiana, the WEHLU Field in central Oklahoma, and the Fayetteville Shale in Arkansas, as well as divested other non-core assets in the Mid-Continent region. Total proceeds from these transactions was approximately $2.1 billion.

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

        The reserves information in this report represents only estimates. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may lead to revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent we acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced. For additional information regarding estimates of proved reserves, the preparation of such estimates by Netherland, Sewell and other information about our oil and natural gas reserves, see Item 8. Consolidated Financial Statements and Supplementary Data—"Supplemental Oil and Gas Information (Unaudited)."

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

  •
  Haynesville Shale—Hawk Field Services currently serves the Haynesville Shale and Lower Bossier Shale in North Louisiana through our membership interest in KinderHawk. To date, the Haynesville Shale system comprises approximately 365 miles of pipeline and 2,360 GPM of treating capacity. As of December 31, 2010, daily system throughput averaged 753 Mmcf/d. In May 2010, Hawk Field Services contributed its Haynesville Shale gathering and treating business to form a new joint venture entity with Kinder Morgan, called KinderHawk, in exchange for a 50% membership interest and approximately $917 million in cash.

  •
  Eagle Ford Shale—During June 2009, we initiated construction of a high pressure gathering systems in the Eagle Ford Shale to transport our production to various intrastate and interstate pipelines through the access of multiple interconnects. Our Eagle Ford Shale midstream activities have evolved into two separate midstream systems serving the Hawkville and Black Hawk areas.

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

        It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Each of the counterparties to our derivative contracts is a lender in our Senior Credit Agreement. We will continue to evaluate the benefit of employing derivatives in the future. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K filed on February 22, 2011 for additional information.

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

        The following table summarizes our oil, natural gas and natural gas liquids production volumes, average sales price per unit and average costs per unit. In addition, this table summarizes our production for each field that contains 15% or more of our total proved reserves:

	Years Ended December 31,
	2010	2009	2008
Production:
Natural gas—Mmcf
Haynesville Shale	153,813	77,117	6,243
Eagle Ford Shale	15,047	6,688	123
Elm Grove / Caspiana	23,324	34,254	42,599
Other	42,354	54,237	51,178

Total	234,538	172,296	100,143

Oil—MBbl
Haynesville Shale	—	—	—
Eagle Ford Shale	893	124	4
Elm Grove / Caspiana	83	133	151
Other	292	1,263	1,399

Total	1,268	1,520	1,554

Natural gas liquids—MBbl
Haynesville Shale	—	—	—
Eagle Ford Shale	660	—	—
Elm Grove / Caspiana	—	—	—
Other	21	290	355

Total	681	290	355

Production:
Natural gas equivalent—Mmcfe(1)	246,232	183,156	111,597
Average daily production—Mmcfe(1)	675	502	305
Average price per unit:(2)
Natural gas price—Mcf	$4.18	$3.69	$8.54
Crude oil price—Bbl	76.98	56.15	95.16
Natural gas liquids price—Bbl	38.03	28.20	56.63
Natural gas equivalent price—Mcfe(1)	4.49	3.99	9.17
Average cost per Mcfe:
Production:
Lease operating	$0.26	$0.43	$0.47
Workover and other	0.07	0.02	0.05
Taxes other than income	0.04	0.31	0.42
Gathering, transportation and other:
Oil and natural gas	0.34	0.38	0.39
Midstream	0.06	0.06	—

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

        As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our operating results, financial position or cash flows. For further discussion on risks see Item 1A. Risk Factors in our Annual Report on Form 10-K filed on February 22, 2011.

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

Access to Company Reports

        We file periodic reports, proxy statements and other information with the SEC in accordance with the requirements of the Securities Exchange Act of 1934, as amended. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Forms 3, 4 and 5 filed on behalf of directors and officers, and any amendments to such reports available free of charge through our corporate website at www.petrohawk.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our corporate governance guidelines, code of conduct, code of ethics for our chief executive officer (CEO) and senior financial officers, audit committee charter, compensation committee charter and nominating and corporate governance committee charter are available on our website under the heading "Company Profile—Corporate Governance". Within the time period required by the SEC and the New York Stock Exchange (NYSE), as applicable, we will post on our website any modifications to the code of conduct and the code of ethics for our Chief Executive Officer and senior financial officers and any waivers applicable to senior officers as defined in the applicable code, as required by the Sarbanes-Oxley Act of 2002. You may also read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our reports, proxy and information statements, and our other filings are also available to the public over the internet at the SEC's website at www.sec.gov. Unless specifically incorporated by reference in this Amendment No. 1 to the Annual Report on Form 10-K, information that you may find on our website is not part of this report.

Executive Officers

        The following table sets forth the names and ages of all of our corporate officers, the positions and offices with us held by such persons, the terms of their office and the length of their continuous service as a corporate officer as of February 22, 2011:

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

PART II.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical financial data derived from our consolidated financial statements. The following data is only a summary and should be read with our historical consolidated financial statements and related notes contained in this document.

	Years Ended December 31,
	2010 Revised(6)	2009	2008	2007	2006
	(In thousands, except per share data)
Income Statement Data:
Total operating revenues	$1,600,647	$1,070,676	$1,090,864	$883,405	$587,762
Income (loss) from operations(1)(2)	266,025	(1,806,164)	(536,087)	250,663	154,540
Income (loss) from continuing operations, net of income taxes	135,905	(1,022,329)	(386,867)	52,906	116,563
Net income (loss)	89,921	(1,025,451)	(388,052)	52,897	116,563
Net income (loss) available to common stockholders	89,921	(1,025,451)	(388,052)	52,897	116,346
Net income (loss) from continuing operations per share of common stock:(3)
Basic	$0.45	$(3.65)	$(1.77)	$0.31	$0.95
Diluted	$0.45	$(3.65)	$(1.77)	$0.31	$0.92

	As of December 31,
	2010 Revised(6)	2009	2008	2007	2006
	(In thousands)
Balance sheet data:
Working capital deficit	$(223,654)	$(313,182)	$(77,880)	$(171,304)	$(85,307)
Total assets	7,899,753	6,662,071	6,907,329	4,672,439	4,279,656
Total long-term debt(4)(5)	2,612,852	2,592,544	2,283,874	1,595,127	1,326,239
Stockholders' equity	3,445,539	3,323,672	3,404,910	2,008,897	1,928,344

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

(6)
Previously issued consolidated financial statements as of and for the year ended December 31, 2010 have been restated, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 16 "Restatement of Consolidated Financial Statements."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion is intended to assist in understanding our results of operations and our current financial condition. Our consolidated financial statements and the accompanying notes included elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K contain additional information that should be referred to when reviewing this material.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Management's discussion and analysis has been revised for the effects of the restatement. For further discussion of the restatement, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 16 "Restatement of Consolidated Financial Statements."

Overview

        We are an independent oil and natural gas company engaged in the exploration, development and production of predominately natural gas properties located in the United States. Our business is comprised of an oil and natural gas production segment and a midstream operations segment. Our oil and natural gas properties are concentrated in three premier domestic shale plays that we believe have decades of future development potential. We organize our oil and natural gas production operations into two principal regions: the Mid-Continent, which includes our Louisiana and East Texas properties; and the Western, which includes our South Texas properties. Our midstream operations segment consists of our gathering subsidiary, Hawk Field Services LLC (Hawk Field Services) which was formed to integrate our active drilling program with activities of third parties to develop additional gathering and treating capacity. Hawk Field Services currently serves the Haynesville Shale and Lower Bossier Shale in North Louisiana through our investment in KinderHawk Field Services (KinderHawk) and the Eagle Ford Shale in South Texas.

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

Hawk Field Services, LLC Joint Venture

        On May 21, 2010, our wholly owned subsidiary, Hawk Field Services, and KM Gathering LLC (Kinder Morgan), an affiliate of Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership, formed a joint venture pursuant to a Formation and Contribution Agreement (Contribution Agreement). The joint venture entity, KinderHawk Field Services LLC (KinderHawk), engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and

Lower Bossier Shales. Pursuant to the Contribution Agreement, Hawk Field Services contributed to KinderHawk its Haynesville Shale gathering and treating business in Northwest Louisiana, and Kinder Morgan contributed approximately $917 million in cash ($875 million for a 50% membership interest in KinderHawk and $42 million for certain closing adjustments including 2010 capital expenditures through the closing date) to KinderHawk. We, along with Kinder Morgan, own a 50% membership interest in KinderHawk. KinderHawk distributed the approximate $917 million to us. The joint venture had an economic effective date of January 1, 2010, and Hawk Field Services continued to operate the business until September 30, 2010, at which date Hawk Field Services and Kinder Morgan terminated the transition services agreement and KinderHawk assumed operations of the joint venture. In connection with the joint venture transaction we entered into a gathering agreement with KinderHawk which requires us to deliver natural gas to KinderHawk from dedicated lease acreage for the life of the dedicated lease acreage, or approximately 30 years, and includes a minimum delivery commitment over a five-year period.

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

        The KinderHawk joint venture is accounted for as a failed sale of in substance real estate under the provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Subtopic 360-20, Property, Plant and Equipment—Real Estate Sales (ASC 360-20). ASC 360-20 establishes standards for recognition of profit on all real estate sales transactions other than retail land sales, without regard to the nature of the seller's business. In making the determination of whether a transaction qualifies, in substance, as a sale of real estate, the nature of the entire real estate being sold is considered, including the land plus the property improvements and the integral equipment. The Haynesville Shale gathering and treating system, consists of right of ways, pipelines and processing facilities. Due to the gathering agreement which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of our Haynesville Shale gathering and treating system to form KinderHawk should be accounted for as a failed sale of in substance real estate.

        As a result of the failed sale we account for the continued operations of the gas gathering system and reflect a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as we deliver natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon our weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the consolidated statements of operations. Any obligation remaining once the gathering agreement expires will be reversed, resulting in the recognition of a gain. Additionally we record KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to us, and expenses on the consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

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

        On January 31, 2011, we completed the issuance of an additional $400 million aggregate principal amount of our 2018 Notes. A portion of the proceeds from this issuance will be utilized to redeem our $275 million 7.125% senior notes due 2012, which have been called for redemption. For further discussion of this transaction, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 15 "Subsequent Event."

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

Cash Flow

        Our primary sources of cash in 2010, 2009 and 2008 were from operating and financing activities. In 2009 and 2008, proceeds from the sale of common stock, the issuance of new senior debt and cash received from operations were offset by repayments of borrowings under our Senior Credit Agreement and cash used in investing activities to fund our drilling program and acquisition activities, net of any divestiture activities. Operating cash flow fluctuations were substantially driven by changes in commodity prices and changes in our production volumes. Working capital was substantially influenced by these variables. Fluctuation in commodity prices and our overall cash flow may result in an increase or decrease in our future capital expenditures. Prices for oil and natural gas have historically been subject to seasonal fluctuations characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. See Results of Operations below for a review of the impact of prices and volumes on sales.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows provided by operating activities	$505,627	$679,127	$608,955
Cash flows used in investing activities	(1,314,003)	(1,866,638)	(3,030,450)
Cash flows provided by financing activities	808,456	1,182,139	2,426,566

Net increase (decrease) in cash	$80	$(5,372)	$5,071

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

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, inclusive of acquisitions and net of divestitures. Net cash used in investing activities was $1.3 billion, $1.9 billion and $3.0 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

        In 2010, we spent $2.4 billion on oil and natural gas capital expenditures. We participated in the drilling of 906 gross wells (218.3 net wells). We spent an additional $282.4 million on other operating property and equipment capital expenditures, primarily to fund the development of our gathering systems in the Haynesville Shale in Northwest Louisiana and the Eagle Ford Shale in South Texas.

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

        In 2008, we spent $3.1 billion on acquisitions of oil and natural gas properties and capital expenditures. Our acquisitions were partially funded by the remaining restricted cash that we had deposited with a qualified intermediary to facilitate like-kind exchange transactions following the sale of our Gulf Coast properties in November 2007. We participated in the drilling of 739 gross wells (267.4 net wells) in 2008. We spent an additional $164.8 million on other operating property and equipment during 2008 as well, primarily to fund the development of gathering systems primarily in the Fayetteville Shale in Arkansas and the beginning stages of the development of our gathering system in the Haynesville Shale in Louisiana.

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

        Financing Activities.    Net cash flows provided by financing activities were $808.5 million, $1.2 billion and $2.4 billion for the years ended December 31, 2010, 2009 and 2008, respectively. The primary driver of cash provided by financing activities in 2010 is from our contribution of our Haynesville Shale gathering and treating business in Northwest Louisiana to KinderHawk in exchange for approximately $917 million in cash. This cash inflow was offset by net repayments on our Senior Credit Agreement and the net impact of our debt issuance and refinancing activities in 2010 of approximately $87.4 million.

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

        On May 13, 2008, we issued $500 million aggregate principal amount of the 2015 Notes in a private placement to eligible purchasers. The net proceeds from the sale of the 2015 Notes were approximately $490 million, after deducting the initial purchaser's discounts and offering expenses, including commissions.

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

        On May 21, 2010, we created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower

Bossier Shales. As part of this transaction, we are committed to contribute up to an additional $78.2 million, as of December 31, 2010, in capital during 2011 in the event KinderHawk requires capital to finance its planned capital expenditures. In addition, we are obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from our operated wells producing from the Haynesville and Lower Bossier Shales in North Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. These obligations are not reflected in the amounts shown in the table above. We pay to KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor.

        We account for the KinderHawk joint venture as a failed sale of in substance real estate under the provisions of ASC 360-20. Due to the gathering agreement entered into with the formation of KinderHawk, which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of our Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. As a result of the failed sale, we recorded a financing obligation, representing the proceeds received, under the financing method of real estate accounting. The financing obligation is recorded on the consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as we deliver natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon our weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the consolidated statements of operations. The balance of our financing obligation as of December 31, 2010, was approximately $940.9 million, of which approximately $7.1 million was classified as current. This obligation is not reflected in the amounts shown in the table above.

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

        On January 31, 2011, we completed the issuance of an additional $400 million aggregate principal amount of our 2018 Notes. We will utilize a portion of the proceeds from this issuance to redeem our 7.125% $275 million senior notes due 2012, which have been called for redemption. For further discussion of this transaction, see Item 8—Consolidated Financial Statements and Supplementary Data—Note 15, "Subsequent Event."

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

        See Item 8. Consolidated Financial Statements and Supplementary Data—Note 15, "Subsequent Event", for discussion of the anticipated redemption of the 2012 Notes.

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

Accounting for KinderHawk Joint Venture

        The KinderHawk joint venture is accounted for as a failed sale of in substance real estate under the provisions of ASC 360-20. ASC 360-20 establishes standards for recognition of profit on all real estate sales transactions other than retail land sales, without regard to the nature of the seller's business. In making the determination of whether a transaction qualifies, in substance, as a sale of real estate, the nature of the entire real estate being sold is considered, including the land plus the property improvements and the integral equipment. The Haynesville Shale gathering and treating system, consists of right of ways, pipelines and processing facilities. Due to the gathering agreement, entered into with the formation of KinderHawk, which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of our Haynesville Shale gathering and treating system to KinderHawk should be accounted for as a failed sale of in substance real estate. As a result of the failed sale we account for the continued operations of the gas gathering system and reflect a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as we deliver natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon our weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value will be reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the consolidated statements of operations. Any obligation remaining once the gathering agreement expires will be reversed, resulting in the recognition of a gain. Additionally we record KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to us, and expenses on the consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

Comparison of Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        We reported income from continuing operations, net of income taxes, of $135.9 million for the year ended December 31, 2010 compared to a loss from continuing operations, net of income taxes, of $1.0 billion for the comparable period in 2009. The following table summarizes key items of comparison and their related change for the periods indicated.

	Years Ended December 31,
In thousands (except per unit and per Mcfe amounts)	2010	2009	Change
Income (loss) from continuing operations, net of income taxes	$135,905	$(1,022,329)	$1,158,234
Operating revenues:
Oil and natural gas	1,107,401	732,137	375,264
Marketing	475,030	320,121	154,909
Midstream	18,216	18,418	(202)
Operating expenses:
Marketing	521,378	316,987	204,391
Production:
Lease operating	64,744	78,700	(13,956)
Workover and other	18,119	2,749	15,370
Taxes other than income	9,543	57,360	(47,817)
Gathering, transportation and other:
Oil and natural gas	84,082	69,287	14,795
Midstream	15,293	10,695	4,598
General and administrative:
General and administrative	132,264	96,551	35,713
Stock-based compensation	23,229	14,458	8,771
Depletion, depreciation and amortization:
Depletion—Full cost	445,094	380,003	65,091
Depreciation—Midstream	13,843	7,398	6,445
Depreciation—Other	5,054	2,761	2,293
Accretion expense	1,979	1,447	532
Full cost ceiling impairment	—	1,838,444	(1,838,444)
Other income (expenses):
Net gain on derivative contracts	301,121	260,248	40,873
Interest expense and other	(336,307)	(229,419)	(106,888)
Income (loss) from continuing operations before income taxes
Oil and natural gas	234,799	(1,793,070)	2,027,869
Midstream	(3,960)	17,735	(21,695)
Income tax (provision) benefit	(94,934)	753,006	(847,940)
Production:
Natural gas—Mmcf	234,538	172,296	62,242
Crude oil—MBbl	1,268	1,520	(252)
Natural gas liquids—MBbl	681	290	391
Natural gas equivalent—Mmcfe(1)	246,232	183,156	63,076
Average daily production—Mmcfe(1)	675	502	173
Average price per unit(2):
Natural gas price—Mcf	$4.18	$3.69	$0.49
Crude oil price—Bbl	76.98	56.15	20.83
Natural gas liquids price—Bbl	38.03	28.20	9.83
Natural gas equivalent price—Mcfe(1)	4.49	3.99	0.50
Average cost per Mcfe:
Production:
Lease operating	0.26	0.43	(0.17)
Workover and other	0.07	0.02	0.05
Taxes other than income	0.04	0.31	(0.27)
Gathering, transportation and other:
Oil and natural gas	0.34	0.38	(0.04)
Midstream	0.06	0.06	—
General and administrative:
General and administrative	0.54	0.53	0.01
Stock-based compensation	0.09	0.08	0.01
Depletion	1.81	2.07	(0.26)

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

        We had gross revenues from our midstream segment of $82.2 million for year ended December 31, 2010 compared to the same period in 2009 of $63.3 million, an increase of $18.9 million. The increase was primarily attributed to the expansion of our gas gathering and treating systems in the Haynesville and Eagle Ford Shales. In addition, on May 21, 2010, we contributed our Haynesville Shale gas gathering and treating systems to a new joint venture entity, KinderHawk, in exchange for a 50% membership interest. We record KinderHawk's revenues, net of eliminations for intercompany amounts, in accordance with the financing method for a failed sale of in substance real estate. For the year ended December 31, 2010, approximately $2.8 million of KinderHawk's revenues, after intercompany eliminations, were reported in midstream revenues on the consolidated statements of operations. Gross revenues of $82.2 million also included $64.0 million of inter-segment revenues that were eliminated in consolidation. On a net basis, we had revenues of $18.2 million for the year ended December 31, 2010, or a decrease of $0.2 million from the prior year.

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

        Taxes other than income decreased $47.8 million for the year ended December 31, 2010 as compared to the same period in 2009. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a fixed rate based on production or as a percentage of gross oil and natural gas sales. The decrease is primarily due to severance tax refunds related to drilling incentives for horizontal wells in the Haynesville Shale in Louisiana and, to a lesser extent, in Texas and Oklahoma. For the year ended December 31, 2010, we recorded severance tax refunds totaling $47.7 million compared to $3.6 million in refunds for the year ended December 31, 2009. On a per unit basis, excluding the severance tax refunds, taxes other than income decreased $0.10 per Mcfe to $0.23 per Mcfe compared to $0.33 per Mcfe in 2009. This adjusted decrease from prior year is due to severance tax exemptions related to the drilling incentives as well as a reduction in the Louisiana statutory severance tax rate.

        Gathering, transportation and other expense attributable to our oil and natural gas production segment increased $14.8 million for the year ended December 31, 2010 as compared to the same period in 2009. The increase is primarily the result of our increased production from our drilling successes in resource plays in Louisiana, Arkansas and Texas. This increase was partially offset by the closing of our KinderHawk joint venture with Kinder Morgan on May 21, 2010, as gathering and treating fees paid to KinderHawk are recorded as a reduction in the financing obligation and interest expense on the financing obligation. The financing obligation was recorded in accordance with the financing method for a failed sale of in substance real estate. On a per unit basis, gathering, transportation and other expenses decreased $0.04 per Mcfe to $0.34 per Mcfe in 2010 compared to $0.38 per Mcfe in 2009.

        Gathering, transportation and other expenses attributable to our midstream segment increased $4.6 million for the year ended December 31, 2010 compared to the same period in 2009. Our midstream segment currently serves the Eagle Ford Shale and the Haynesville Shale through our investment KinderHawk. The increase was primarily due to the expansion of our gas gathering and treating systems in the Haynesville and Eagle Ford Shales. We record KinderHawk's expenses in accordance with the financing method for a failed sale of in substance real estate. For the year ended December 31, 2010, approximately $4.0 million of KinderHawk's expenses were reported in "Gathering, transportation and other" on the consolidated statements of operations.

        General and administrative expense for the year ended December 31, 2010 increased $35.7 million as compared to the same period in 2009. In 2010, we had a $7.9 million increase in professional fees, including $4.3 million for the implementation of new software systems, as well as increases in legal fees and settlements. The closing of our joint venture with Kinder Morgan also contributed to the increase. In conjunction with the formation of KinderHawk, we paid $7.5 million for services to our advisors on the transaction. The remaining increase of $20.3 million was primarily due to an increase in payroll and employee costs, including salaries, benefits and incentives associated with the building of our work force as a result of the continued growth in our Company.

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

        Depreciation expense associated with our gas gathering systems increased $6.4 million to $13.8 million for the year ended December 31, 2010. The increase was primarily due to the growth in our midstream operations segment from capital spending over the course of the year inclusive of capital spending associated with our KinderHawk joint venture. The KinderHawk joint venture is accounted for in accordance with the financing method for a failed sale of in substance real estate. Under the financing method, the historical basis of the Haynesville Shale gas gathering assets contributed to KinderHawk is carried on the consolidated balance sheets and depreciated over the remaining useful life of the assets. We depreciate our gas gathering systems over a 30 year useful life commencing on the estimated placed in service date.

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

        Interest expense and other increased $106.9 million for year ended December 31, 2010. Approximately $40.5 million of the increase is the result of our accounting for the KinderHawk joint venture under the financing method for a failed sale of in substance real estate. This increase includes interest expense on the financing obligation recorded as a result of the transaction, as well as the recording of KinderHawk's interest expense. In addition, $47 million of the increase was due to the early repurchase of the 2013 Notes, which occurred in the third quarter of 2010. Also contributing to the increase was interest expense associated with the utilization of our Senior Credit Agreement.

        We had an income tax provision of $94.9 million for the year ended December 31, 2010 due to our income from continuing operations before income taxes of $230.8 million compared to an income tax benefit of $753.0 million due to our loss from continuing operations before income taxes of $1.8 billion in the prior year. The effective tax rate for the year ended December 31, 2010 was 41.1% compared to 42.4% for the year ended December 31, 2009. The change in the effective tax rate is primarily due to changes in estimates of tax benefits associated with amended tax filings in 2009 and a reduction in the state tax rate.

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

        We had gross revenues from our midstream segment of $63.3 million for the year ended December 31, 2009 compared to the same period in 2008 of $1.9 million, an increase of $61.4 million of which $44.3 million represents inter-segment revenues that are eliminated in consolidation. The remaining $17.1 million increase represents gathering and treating revenues from third party owners in our operated wells and revenues associated with third party producers. On a net basis we had revenues of $18.4 million for the year ended December 31, 2009, an increase of $17.1 million from the prior year. The increase in revenues was primarily related to the increase in throughput on our Haynesville gathering system and treating facilities. Gathering throughput increased 105.3 Bcf to 108.6 Bcf for the year ended December 31, 2009 compared to 3.3 Bcf for the year ended December 31, 2008. The throughput increase resulted from the constructing of 149 miles of gathering pipeline in the Haynesville Shale.

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

        Gathering, transportation and other expenses attributable to our midstream segment increased $10.6 million for the year ended December 31, 2009 compared to the same period in 2008. This increase was primarily due to the increase in throughput associated with the continued development of our gathering system and treating facilities in the Haynesville Shale.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
(As Revised)

        Management of Petrohawk Energy Corporation (the Company), including the Company's Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined by Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In connection with the filing of our Annual Report on Form 10-K on February 22, 2011, our management, with the participation of our then Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010 and concluded that our internal control over financial reporting was effective as of December 31, 2010.

        In connection with the filing of this Amendment No. 1 to the Annual Report on Form 10-K, management, including our Principal Executive Officer and Principal Financial Officer, reassessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its reassessment, including consideration of the material weakness described below, management concluded that internal control over financial reporting was ineffective as of December 31, 2010.

        The Company identified an error in its previous accounting for the KinderHawk joint venture, as further described in Note 16 to the consolidated financial statements included elsewhere in this filing. In response to the identification of the error, management reassessed the design and operating effectiveness of controls relating to new transactions entered into by the Company. As a result of its reassessment, management identified a deficiency in the operating effectiveness of a control that had been designed to identify and evaluate all applicable generally accepted accounting principles and related authoritative guidance. While several generally accepted accounting principles and related authoritative guidance had been identified and thoroughly assessed by the Company in consideration of the appropriate accounting treatment for the joint venture transaction, ASC Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, had inadvertently not been considered. Management concluded that this deficiency constitutes a material weakness in internal control over financial reporting.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on management's revised assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 which is included in Item 8. Consolidated Financial Statements and Supplementary Data.

/s/ RICHARD K. STONEBURNER Richard K. Stoneburner Principal Executive Officer	/s/ JOHN A. SIMMONS John A. Simmons Principal Financial Officer

Houston, Texas
December 5, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Petrohawk Energy Corporation
Houston, Texas

        We have audited the internal control over financial reporting of Petrohawk Energy Corporation and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (As Revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our report dated February 21, 2011, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting and our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our previous report.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: as it relates to new transactions entered into by the Company, management identified a deficiency in the operating effectiveness of a control that had been designed to identify and evaluate all applicable generally accepted accounting principles and related authoritative guidance. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and this report does not affect our report on such consolidated financial statements.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 21, 2011 (December 5, 2011 as to the effects of the restatement discussed in Note 16) expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs regarding the adoption of Accounting Standards Update No. 2010-3, "Oil and Gas Reserve Estimation and Disclosures", and the restatement discussed in Note 16.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 21, 2011 (December 5, 2011 as to the effects of the material weakness described in Management's Report on Internal Control over Financial Reporting (As Revised))

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Petrohawk Energy Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, on December 31, 2009, the Company adopted Accounting Standards Update No. 2010-3, "Oil and Gas Reserve Estimation and Disclosures."

        As discussed in Note 16 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2011 (December 5, 2011 as to the effects of the material weakness described in Management's Report on Internal Control over Financial Reporting (As Revised)) expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 21, 2011 (December 5, 2011 as to the effects of the restatement discussed in Note 16)

PETROHAWK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2010 Restated(1)	2009	2008
Operating revenues:
Oil and natural gas	$1,107,401	$732,137	$1,025,995
Marketing	475,030	320,121	63,553
Midstream	18,216	18,418	1,316

Total operating revenues	1,600,647	1,070,676	1,090,864

Operating expenses:
Marketing	521,378	316,987	58,581
Production:
Lease operating	64,744	78,700	52,462
Workover and other	18,119	2,749	5,624
Taxes other than income	9,543	57,360	47,104
Gathering, transportation and other	99,375	79,982	43,152
General and administrative	155,493	111,009	74,013
Depletion, depreciation and amortization	465,970	391,609	395,216
Full cost ceiling impairment	—	1,838,444	950,799

Total operating expenses	1,334,622	2,876,840	1,626,951

Income (loss) from operations	266,025	(1,806,164)	(536,087)
Other income (expenses):
Net gain on derivative contracts	301,121	260,248	156,870
Interest expense and other	(336,307)	(229,419)	(151,825)

Total other income (expenses)	(35,186)	30,829	5,045

Income (loss) from continuing operations before income taxes	230,839	(1,775,335)	(531,042)
Income tax (provision) benefit	(94,934)	753,006	144,175

Income (loss) from continuing operations, net of income taxes	135,905	(1,022,329)	(386,867)
Loss from discontinued operations, net of income taxes	(45,984)	(3,122)	(1,185)

Net income (loss)	$89,921	$(1,025,451)	$(388,052)

Net income (loss) per share:
Basic:
Continuing operations	$0.45	$(3.65)	$(1.77)
Discontinued operations	(0.15)	(0.01)	—

Total	$0.30	$(3.66)	$(1.77)

Diluted:
Continuing operations	$0.45	$(3.65)	$(1.77)
Discontinued operations	(0.16)	(0.01)	—

Total	$0.29	$(3.66)	$(1.77)

Weighted average shares outstanding:
Basic	300,452	280,039	218,993

Diluted	302,367	280,039	218,993

(1)
See further discussion at Note 16, "Restatement of Consolidated Financial Statements."

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2010 Restated(1)	2009
Current assets:
Cash	$1,591	$1,511
Accounts receivable	356,597	239,264
Receivables from derivative contracts	217,018	112,441
Prepaids and other	62,831	32,434

Total current assets	638,037	385,650

Oil and natural gas properties (full cost method):
Evaluated	7,520,446	5,984,765
Unevaluated	2,387,037	2,512,453

Gross oil and natural gas properties	9,907,483	8,497,218
Less—accumulated depletion	(4,774,579)	(4,329,485)

Net oil and natural gas properties	5,132,904	4,167,733

Other operating property and equipment:
Gas gathering systems and equipment	593,388	497,551
Other operating assets	55,315	26,002

Gross other operating property and equipment	648,703	523,553
Less—accumulated depreciation	(27,635)	(26,287)

Net other operating property and equipment	621,068	497,266

Other noncurrent assets:
Goodwill	932,802	932,802
Other intangible assets, net of amortization	89,342	100,395
Debt issuance costs, net of amortization	45,941	44,871
Deferred income taxes	316,546	245,413
Receivables from derivative contracts	41,721	50,421
Restricted cash	—	213,704
Assets held for sale	74,448	—
Other	6,944	23,816

Total assets	$7,899,753	$6,662,071

Current liabilities:
Accounts payable and accrued liabilities	$787,238	$633,171
Deferred income taxes	45,815	14,484
Liabilities from derivative contracts	5,820	1,807
Payable to KinderHawk Field Services LLC	976	—
Payable on financing arrangement	7,052	—
Long-term debt	14,790	49,370

Total current liabilities	861,691	698,832

Long-term debt	2,612,852	2,592,544
Other noncurrent liabilities
Liabilities from derivative contracts	13,575	—
Asset retirement obligations	31,741	44,000
Payable on financing arrangement	933,811	—
Other	544	3,023
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: 500,000,000 shares of $.001 par value authorized; 302,489,501 and 301,194,695 shares issued and outstanding at December 31, 2010 and 2009, respectively	302	301
Additional paid-in capital	4,631,609	4,599,664
Accumulated deficit	(1,186,372)	(1,276,293)

Total stockholders' equity	3,445,539	3,323,672

Total liabilities and stockholders' equity	$7,899,753	$6,662,071

(1)
See further discussion at Note 16, "Restatement of Consolidated Financial Statements."

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common				Total Stockholders' Equity Restated(1)
			Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings Restated(1)
	Shares	Amount
Balances at January 1, 2008	171,221	$171	$1,871,516	$137,210	$2,008,897
Sale of common stock	78,200	78	1,831,872	—	1,831,950
Equity compensation vesting	—	—	16,279	—	16,279
Warrants exercised	1,222	1	883	—	884
Common stock issuances	1,874	2	13,661	—	13,663
Purchase of shares to cover individuals' tax withholding	(153)	—	(3,798)	—	(3,798)
Reduction in shares to cover individuals' tax withholding	—	—	(1,150)	—	(1,150)
Offering costs	—	—	(73,763)	—	(73,763)
Net loss	—	—	—	(388,052)	(388,052)

Balances at December 31, 2008	252,364	252	3,655,500	(250,842)	3,404,910
Sale of common stock	47,000	47	956,453	—	956,500
Equity compensation vesting	—	—	19,846	—	19,846
Warrants exercised	503	1	392	—	393
Common stock issuances	1,623	1	3,694	—	3,695
Purchase of shares to cover individuals' tax withholding	(277)	—	(5,388)	—	(5,388)
Offering costs	—	—	(30,748)	—	(30,748)
Reduction in shares to cover individuals' tax withholding	(18)	—	(85)	—	(85)
Net loss	—	—	—	(1,025,451)	(1,025,451)

Balances at December 31, 2009	301,195	301	4,599,664	(1,276,293)	3,323,672
Equity compensation vesting	—	—	32,637	—	32,637
Common stock issuances	1,495	1	3,076	—	3,077
Purchase of shares to cover individuals' tax withholding	(171)	—	(3,672)	—	(3,672)
Reduction in shares to cover individuals' tax withholding	(29)	—	(96)	—	(96)
Net income	—	—	—	89,921	89,921

Balances at December 31, 2010	302,490	$302	$4,631,609	$(1,186,372)	$3,445,539

(1)
See further discussion at Note 16, "Restatement of Consolidated Financial Statements."

The accompanying notes are an integral part of these consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010 Restated(1)	2009	2008
Cash flows from operating activities:
Net income (loss)	$89,921	$(1,025,451)	$(388,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	470,172	396,644	396,556
Full cost ceiling impairment	—	1,838,444	950,799
Income tax provision (benefit)	66,686	(754,968)	(144,953)
Write down of midstream assets and loss on sale	70,195	—	—
Stock-based compensation	23,229	14,458	12,310
Net unrealized (gain) loss on derivative contracts	(58,075)	120,401	(230,640)
Loss on early extinguishment of debt	38,404	—	—
Other operating	45,381	24,230	4,552
Change in assets and liabilities:
Accounts receivable	(183,708)	48,089	(110,479)
Payable to KinderHawk Field Services LLC	976	—	—
Prepaid and other	(30,523)	7,629	(19,044)
Accounts payable and accrued liabilities	(41,424)	31,663	135,382
Other	14,393	(22,012)	2,524

Net cash provided by operating activities	505,627	679,127	608,955

Cash flows from investing activities:
Oil and natural gas capital expenditures	(2,424,292)	(1,718,741)	(3,121,736)
Proceeds received from sale of oil and natural gas properties	1,178,937	357,360	109,268
Marketable securities purchased	(1,122,016)	(1,457,608)	(3,777,427)
Marketable securities redeemed	1,122,016	1,580,617	3,654,418
Increase in restricted cash	(198,210)	(331,561)	—
Decrease in restricted cash	411,914	117,857	269,837
Other operating property and equipment capital expenditures	(282,352)	(309,454)	(164,810)
Other intangible assets acquired	—	(105,108)	—

Net cash used in investing activities	(1,314,003)	(1,866,638)	(3,030,450)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,927	3,945	14,438
Proceeds from issuance of common stock	—	956,500	1,831,950
Offering costs	—	(30,748)	(73,763)
Proceeds from borrowings	3,362,000	1,448,674	2,764,000
Repayment of borrowings	(3,449,402)	(1,166,711)	(2,086,266)
Increase in payable on financing arrangement	917,437	—	—
Debt issuance costs	(20,738)	(24,048)	(23,793)
Other	(3,768)	(5,473)	—

Net cash provided by financing activities	808,456	1,182,139	2,426,566

Net increase (decrease) in cash	80	(5,372)	5,071
Cash at beginning of period	1,511	6,883	1,812

Cash at end of period	$1,591	$1,511	$6,883

(1)
See further discussion at Note 16, "Restatement of Consolidated Financial Statements."

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

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk Field Services LLC (KinderHawk) on May 21, 2010 for a 50% membership interest and approximately $917 million in cash is accounted for in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Subtopic 360-20, Property, Plant and Equipment—Real Estate Sales (ASC 360-20). See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. Contributions to KinderHawk from the Company and the joint venture partner are recorded as increases in "Gas gathering systems and equipment" on the consolidated balance sheets.

        Gas gathering systems and equipment as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010(1)(2)	2009
	(In thousands)
Gas gathering systems and equipment	$748,112	$497,551
Less—accumulated depreciation	(22,170)	(14,618)

Net gas gathering systems and equipment	$725,942	$482,933

(1)
Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. As of December 31, 2010, the table above includes approximately $434.6 million attributed to the net carrying value of the assets contributed to KinderHawk.

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

Payable on Financing Arrangement

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk on May 21, 2010 for a 50% membership interest and approximately $917 million in cash is accounted for in accordance with ASC 360-20. Due to the gathering agreement entered into with the formation of KinderHawk, which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. Under the financing method for a failed sale of in substance real estate, on May 21, 2010, the Company recorded a financing obligation on the consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the financing obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to the joint venture partner, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the consolidated statements of operations. The balance of the Company's financing obligation as of December 31, 2010, was approximately $940.9 million, of which approximately $7.1 million was classified as current.

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

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk on May 21, 2010 for a 50% membership interest and approximately $917 million in cash is accounted for in accordance with ASC 360-20. Under the financing method for a failed sale of in substance real estate, the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the consolidated statements of operations in "Midstream revenues."

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

        In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (ASU 2010-02). ASU 2010-02 provides amendments to ASC Subtopic 810-10 to clarify that the scope of the decrease in ownership provisions of Subtopic 810-10 includes: 1) a subsidiary or group of assets that is a business or nonprofit activity, 2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture and 3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: 1) sales of in substance real estate and 2) conveyances of oil and gas mineral rights. This update is effective beginning in the period in which a company adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (which is now included in Subtopic 810-10) and the amendments in this update should be applied retrospectively to the first period that a company adopted FASB Statement No. 160. The Company adopted the provisions in the year ended December 31, 2010 and applied the provisions to its KinderHawk joint venture, which qualifies for the in substance real estate scope exception. See further discussion in Note 2, "Acquisitions and Divestitures."

        In January 2010, the FASB issued ASU No. 2010-03 Oil and Gas Estimation and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB ASC Topic 932 with the changes required by the SEC final rule ASC 2010-3. As discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted ASU 2010-03 effective December 31, 2009. See Supplemental Oil and Gas Information for more details.

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

    Hawk Field Services, LLC Joint Venture

        On May 21, 2010, Hawk Field Services, LLC (Hawk Field Services), a wholly owned subsidiary of Petrohawk, and KM Gathering LLC (Kinder Morgan), an affiliate of Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership, formed a new joint venture pursuant to a Formation and Contribution Agreement (Contribution Agreement). The new joint venture entity, KinderHawk, engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. Pursuant to the Contribution Agreement, Hawk Field Services contributed to KinderHawk its Haynesville Shale gathering and treating business in Northwest Louisiana, and Kinder Morgan contributed approximately $917 million in cash ($875 million for a 50% membership interest in KinderHawk and $42 million for certain closing adjustments including 2010 capital expenditures through the closing date) to KinderHawk. Each of Hawk Field Services and Kinder Morgan own a 50% membership interest in KinderHawk. KinderHawk distributed approximately $917 million to Hawk Field Services. The joint venture had an economic effective date of January 1, 2010, and Hawk Field Services continued to operate the business until September 30, 2010, at which date Hawk Field Services and Kinder Morgan terminated the transition services agreement and KinderHawk assumed operations of the joint venture. In connection with the joint venture transaction the Company entered into a gathering agreement with KinderHawk which requires the Company to deliver natural gas to KinderHawk from dedicated lease acreage for the life of the dedicated lease acreage, or approximately 30 years, and includes a minimum delivery commitment over a five-year period.

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

        The KinderHawk joint venture is accounted for as a failed sale of in substance real estate under the provisions of ASC 360-20. ASC 360-20 establishes standards for recognition of profit on all real estate sales transactions other than retail land sales, without regard to the nature of the seller's business. In making the determination of whether a transaction qualifies, in substance, as a sale of real estate, the nature of the entire real estate being sold is considered, including the land plus the property improvements and the integral equipment. The Haynesville Shale gathering and treating system, consists of right of ways, pipelines and processing facilities. Due to the gathering agreement which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk should be accounted for as a failed sale of in substance real estate.

        As a result of the failed sale the Company accounts for the continued operations of the gas gathering system and reflects a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and non cash interest on the financing obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the consolidated statements of operations. Additionally the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

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

(5)
Amount includes a $3.5 million and $6.0 million unamortized discount at December 31, 2010 and 2009, respectively, recorded by the Company in conjunction with the assumption of the notes. See "7.125% Senior Notes" below for more details. See Note 15, "Subsequent Event" for the discussion of the anticipated repurchase of the 7.125% $275 million senior notes.

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

        On January 31, 2011, the Company completed the issuance of an additional $400 million aggregate principal amount of its 2018 Notes. The Company will to utilize a portion of the proceeds from this issuance to redeem the Company's 7.125% $275 million senior notes due 2012, which have been called for redemption. For further discussion of this transaction, see Note 15, "Subsequent Event."

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

        See Note 15, "Subsequent Event" for discussion of the anticipated redemption of the 2012 Notes.

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

(2)
See Note 15, "Subsequent Event" for a discussion of the Company's issuance of an additional $400 million of the 2018 Notes and its anticipated redemption of the 2012 Notes.

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

        On May 21, 2010, the Company created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of this transaction, the Company is committed to contribute up to an additional $78.2 million, as of December 31, 2010, in capital during 2011 in the event KinderHawk requires capital to finance its planned capital expenditures. In addition, the Company is obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales in North Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. These obligations are not reflected in the amounts shown in the above tables. The Company pays to KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. See Note 2, "Acquisitions and Divestitures" for more details.

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk is accounted for in accordance with ASC 360-20. Due to the gathering agreement entered into with the formation of KinderHawk, which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. As a result of the failed sale, the Company recorded a financing obligation, representing the proceeds received, under the financing method of real estate accounting. The financing obligation is recorded on the consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the consolidated statements of operations. The balance of the Company's financing obligation as of December 30, 2010, was approximately $940.9 million, of which approximately $7.1 million was classified as current. This obligation is not reflected in the amounts shown in the above tables.

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

        At December 31, 2010, the Company had 79 open commodity derivative contracts summarized in the tables below: 60 natural gas collar arrangements, two natural gas swap arrangements, 16 crude oil collar arrangements, and one natural gas liquids swap (which was an ethane swap). Derivative commodity contracts in 2010 settled based on NYMEX West Texas Intermediate and Henry Hub prices, or the applicable information service for the Company's natural gas liquids contracts, which may have differed from the actual price received by the Company for the sale of its oil, natural gas and natural gas liquids production.

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

10.    INCOME TAXES

        Income tax (provision) benefit for the indicated periods is comprised of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$(106,831)	$(388)	$10,124
State	530	(13,807)	5,053

	(106,301)	(14,195)	15,177

Deferred:
Federal	26,759	670,907	175,873
State	(15,392)	96,294	(46,875)

	11,367	767,201	128,998

Total income tax (provision) benefit	$(94,934)	$753,006	$144,175

        The actual income tax (provision) benefit differs from the expected income tax (provision) benefit as computed by applying the United States Federal corporate income tax rate of 35% for each period as follows:

	Years Ended December 31,
	2010(1)	2009(2)(3)	2008(4)
	(In thousands)
Expected tax (provision) benefit	$(80,795)	$621,367	$185,863
State income taxes, net	(13,696)	63,546	24,561
Change in state income tax rate	2,631	21,120	(64,796)
Change in estimate of income tax basis	—	49,587	—
Other	(3,074)	(2,614)	(1,453)

Total income tax (provision) benefit	$(94,934)	$753,006	$144,175

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

        The components of net deferred income tax assets and (liabilities) recognized are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred current income tax liabilities:
Unrealized hedging transactions	$(49,669)	$(15,476)
Payable on financing arrangement	2,684	—
Other	1,170	992

Deferred current income tax liabilities	$(45,815)	$(14,484)

Deferred noncurrent income tax assets:
Net operating loss carry-forwards	$493,386	$438,527
Stock-based compensation expense	19,643	10,973
Payable on financing arrangement	355,344	—
Alternative minimum tax credit carryforwards	115,555	9,209
Asset retirement obligations	12,077	16,984
Other	4,113	1,761

Gross deferred noncurrent income tax assets	1,000,118	477,454
Valuation allowance	(7,472)	(825)

Deferred noncurrent income tax assets	$992,646	$476,629

Deferred noncurrent income tax liabilities:
Book-tax differences in property basis	$(670,377)	$(212,933)
Unrealized hedging transactions	(5,723)	(18,283)

Deferred noncurrent income tax liabilities	$(676,100)	$(231,216)

Net noncurrent deferred income tax assets	$316,546	$245,413

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

11.    EARNINGS PER SHARE

        The following represents the calculation of earnings per share:

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Basic
Income (loss) from continuing operations, net of income taxes	$135,905	$(1,022,329)	$(386,867)

Weighted average basic number of shares outstanding	300,452	280,039	218,993

Basic income (loss) from continuing operations, net of income taxes per share	$0.45	$(3.65)	$(1.77)

Diluted
Income (loss) from continuing operations, net of income taxes	$135,905	$(1,022,329)	$(386,867)

Weighted average basic number of shares outstanding	300,452	280,039	218,993
Common stock equivalent shares representing shares issuable upon exercise of stock options and stock appreciation rights	961	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	—	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares included upon vesting of restricted shares	954	Anti-dilutive	Anti-dilutive

Weighted average diluted number of shares outstanding	302,367	280,039	218,993

Diluted income (loss) from continuing operations, net of income taxes per share	$0.45	$(3.65)	$(1.77)

        Common stock equivalents, including stock options, SARS and warrants, totaling 2.1 million, 7.6 million and 7.3 million shares were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive for the years ended December 31, 2010, 2009 and 2008, respectively.

12.    ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following:

	December 31,
	2010	2009
	(In thousands)
Accounts receivable:
Oil and natural gas revenues	$146,823	$100,294
Marketing revenues	43,462	38,180
Joint interest accounts	122,602	75,316
Income and other taxes receivable	40,016	22,743
Other	3,694	2,731

	$356,597	$239,264

Prepaids and other:
Prepaid insurance	$3,871	$2,478
Prepaid drilling costs	55,871	27,617
Other	3,089	2,339

	$62,831	$32,434

Accounts payable and accrued liabilities:
Trade payables	$70,324	$75,549
Revenues and royalties payable	154,559	155,568
Accrued oil and natural gas capital costs	353,280	175,369
Accrued midstream capital costs	13,703	29,570
Accrued interest expense	58,858	69,410
Prepayment liabilities	42,329	36,714
Accrued lease operating expenses	10,207	11,407
Accrued ad valorem taxes payable	8,834	5,151
Accrued employee compensation	11,401	11,820
Other	63,743	62,613

	$787,238	$633,171

        Certain cash and non-cash related items are comprised of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash payments:
Interest payments	$276,716	$189,905	$144,241
Income tax payments, net	89,120	4,559	22,274
Non-cash items excluded from investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued oil and natural gas capital expenditures	177,911	(63,322)	120,943
(Decrease) increase in accrued midstream capital expenditures	(15,867)	3,373	26,197
Decrease in payable on financing arrangement	(23,426)	—	—
Non-cash items excluded from financing activities in the consolidated statements of cash flows:
Increase in payable on financing arrangement	23,426	—	—

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

        As discussed in Note 2, "Acquisitions and Divestitures," on May 21, 2010, the Company contributed its Haynesville Shale gathering and treating business to form a joint venture entity with Kinder Morgan called KinderHawk. The joint venture is accounted for as a failed sale of in substance real estate in accordance with ASC 360-20. As a result of the failed sale the Company accounts for the continued operations of the gas gathering system and reflects a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the consolidated balance sheet in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the consolidated statements of operations. Additionally the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

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

        For the year ended December 31, 2010, the Company's oil and natural gas production segment had three individual purchasers of production that each accounted for approximately 9% of the Company's total revenues, collectively representing approximately 27% of the Company's total revenues. For the years ended December 31, 2009 and 2008, the Company's oil and natural gas production segment had two individual purchasers of production which collectively represented 25% and 30%, respectively, of total revenues.

        On a gross basis the Company's midstream operations segment had intersegment revenues which are eliminated in consolidation and represented 78%, 71% and 32% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

        Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Oil and Natural Gas	Midstream	Intersegment Eliminations	Consolidated Total
For the year ended December 31, 2010:
Revenues	$1,582,431	$18,216	$—	$1,600,647
Intersegment revenues	—	63,945	(63,945)	—

Total revenues	$1,582,431	$82,161	$(63,945)	$1,600,647
Gathering, transportation and other	(148,027)	(15,293)	63,945	(99,375)
Depletion, depreciation and amortization	(451,948)	(14,022)	—	(465,970)
General and administrative	(135,060)	(20,433)	—	(155,493)
Interest expense and other	(301,608)	(34,699)	—	(336,307)
Income (loss) from continuing operations before income taxes	$234,799	$(3,960)	$—	$230,839
Total assets(1)	$6,963,650	$963,962	$(27,859)	$7,899,753
Payable on financing arrangement(2)	$—	$940,863	$—	$940,863
Capital expenditures	$(2,454,673)	$(251,971)	$—	$(2,706,644)
For the year ended December 31, 2009:
Revenues	$1,052,258	$18,418	$—	$1,070,676
Intersegment revenues	—	44,866	(44,866)	—

Total revenues	$1,052,258	$63,284	$(44,866)	$1,070,676
Gathering, transportation and other	(114,153)	(10,695)	44,866	(79,982)
Depletion, depreciation and amortization	(384,127)	(7,482)	—	(391,609)
General and administrative	(106,103)	(4,906)	—	(111,009)
Interest expense and other	(207,371)	(22,048)	—	(229,419)
(Loss) income from continuing operations before income taxes	$(1,793,070)	$17,735	$—	$(1,775,335)
Total assets	$6,174,141	$546,116	$(58,186)	$6,662,071
Capital expenditures	$(1,723,717)	$(304,478)	$—	$(2,028,195)
For the year ended December 31, 2008:
Revenues	$1,089,548	$1,316	$—	$1,090,864
Intersegment revenues	—	633	(633)	—

Total revenues	$1,089,548	$1,949	$(633)	$1,090,864
Gathering, transportation and other	(43,645)	(140)	633	(43,152)
Depletion, depreciation and amortization	(394,615)	(601)	—	(395,216)
General and administrative	(73,572)	(441)	—	(74,013)
Interest expense and other	(147,997)	(3,828)	—	(151,825)
Loss from continuing operations before income taxes	$(527,856)	$(3,186)	$—	$(531,042)
Total assets	$6,719,158	$191,911	$(3,740)	$6,907,329
Capital expenditures	$(3,124,222)	$(162,324)	$—	$(3,286,546)

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

(2)
Includes current portion of $7.1 million.

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

	Years Ended December 31,
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

15.    SUBSEQUENT EVENT

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

16.    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

        On May 21, 2010, the Company contributed its Haynesville Shale gathering and treating business in Northwest Louisiana to a joint venture, KinderHawk, Kinder Morgan contributed approximately $917 million in cash, which was distributed to the Company as consideration for 50% of the Haynesville Shale gathering and treating system. In connection with the transaction the Company entered into a gathering agreement with KinderHawk which requires the Company to deliver natural gas to the operator of the gathering and treating system, KinderHawk, from dedicated lease acreage for the life of the dedicated lease acreage, or approximately 30 years, and includes a minimum delivery commitment over a five-year period. Upon completion of the transaction both the Company and Kinder Morgan held a 50% membership interest in KinderHawk. The Company originally accounted for the transaction as a partial sale for which the Company deferred a gain of approximately $719.4 million and recorded its 50% membership interest in KinderHawk as an equity method investment. The deferred gain was to be recognized as commitments associated with KinderHawk, consisting of a capital commitment of approximately $200 million callable during a two-year period and a five-year delivery commitment were settled. Income and distributions related to the venture were recorded as adjustments to the Company's equity method investment.

        The Company subsequently determined that the KinderHawk joint venture transaction should have been accounted for and disclosed in accordance with ASC 360-20. ASC 360-20 establishes standards for recognition of profit on all real estate sales transactions other than retail land sales, without regard to the nature of the seller's business. In making the determination of whether a transaction qualifies, in substance, as a sale of real estate, the nature of the entire real estate being sold is considered, including the land plus the property improvements and the integral equipment. The Haynesville Shale gathering and treating system, consists of right of ways, pipelines and processing facilities. Due to the gathering agreement which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk should be accounted for as a failed sale of in substance real estate. As a result of the failed sale the Company would account for the continued operations of the gas gathering system and reflect a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk should have continued to be carried at the full historical basis of the assets on the consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the consolidated balance sheets in "Payable on financing arrangement, " in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value will be reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the consolidated statements of operations. Any obligation remaining once the gathering agreement expires will be reversed, resulting in the recognition of a gain. Additionally the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

        The following table presents the line item adjustments for the consolidated statement of operations for the year ended December 31, 2010 which are impacted by the restatement (in thousands):

	Year Ended December 31, 2010
	Amount as Previously Reported	Adjustments	Restated Amount
Midstream revenues	$15,425	$2,791	$18,216
Total operating revenues	1,597,856	2,791	1,600,647
Taxes other than income expense	9,171	372	9,543
Gathering, transportation and other expense	161,037	(61,662)	99,375
General and administrative expense	153,901	1,592	155,493
Depletion, depreciation and amortization expense	456,996	8,974	465,970
Total operating expenses	1,385,346	(50,724)	1,334,622
Amortization of deferred gain	155,234	(155,234)	—
Income (loss) from operations	367,744	(101,719)	266,025
Interest expense and other	(295,773)	(40,534)	(336,307)
Equity investment income	17,154	(17,154)	—
Total other income (expenses)	22,502	(57,688)	(35,186)
Income (loss) from continuing operations before income taxes	390,246	(159,407)	230,839
Income tax (provision) benefit	(155,594)	60,660	(94,934)
Income (loss) from continuing operations, net of income taxes	234,652	(98,747)	135,905
Net income (loss)	$188,668	$(98,747)	$89,921
Net income (loss) per share:
Basic:
Continuing operations	$0.78	$(0.33)	$0.45
Total	$0.63	$(0.33)	$0.30
Diluted:
Continuing operations	$0.78	$(0.33)	$0.45
Total	$0.62	$(0.33)	$0.29
Weighted average shares outstanding:
Diluted	302,476	(109)	302,367

        The following table presents the line item adjustments for the consolidated balance sheet for the year ended December 31, 2010 which are impacted by the restatement (in thousands):

	December 31, 2010
	Amount as Previously Reported	Adjustments	Restated Amount
Gas gathering systems and equipment	$150,372	$443,016	$593,388
Gross other operating property and equipment	205,687	443,016	648,703
Less—accumulated depreciation	(19,194)	(8,441)	(27,635)
Net other operating property and equipment	186,493	434,575	621,068
Deferred income taxes—noncurrent asset	258,570	57,976	316,546
Equity investment	217,240	(217,240)	—
Total assets	7,624,442	275,311	7,899,753
Deferred income taxes—current liability	48,499	(2,684)	45,815
Payable on financing arrangement—current	—	7,052	7,052
Total current liabilities	857,323	4,368	861,691
Deferred gain on sale	564,121	(564,121)	—
Payable on financing arrangement—noncurrent	—	933,811	933,811
Accumulated deficit	(1,087,625)	(98,747)	(1,186,372)
Total stockholders' equity	3,544,286	(98,747)	3,445,539
Total liabilities and stockholders' equity	$7,624,442	$275,311	$7,899,753

        The following table presents the line item adjustments for the consolidated statement of cash flows for the year ended December 31, 2010 which are impacted by the restatement (in thousands):

	Year Ended December 31, 2010
	Amount as Previously Reported	Adjustments	Restated Amount
Cash flows from operating activities:
Net income (loss)	$188,668	$(98,747)	$89,921
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion, depreciation and amortization	461,731	8,441	470,172
Income tax provision (benefit)	127,346	(60,660)	66,686
Amortization of deferred gain	(155,234)	155,234	—
Equity investment income	(17,154)	17,154	—
Distributions from equity affiliate	21,422	(21,422)	—
Cash flows from investing activities:
Proceeds received from contribution of Haynesville gas gathering systems	917,437	(917,437)	—
Other operating property and equipment capital expenditures	(258,926)	(23,426)	(282,352)
Contributions to equity affiliate	(23,426)	23,426	—
Net cash used in investing activities	(396,566)	(917,437)	(1,314,003)
Cash flows from financing activities:
Increase in payable on financing arrangement	—	917,437	917,437
Net cash provided by financing activities	$(108,981)	$917,437	$808,456

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

  •
  Sale of Minerals in Place:

    2010 — The 500,311 Mmcfe of 2010 Sales of minerals in place consisted of eleven divestitures. 318,531 Mmcfe related to a divestiture in the Fayetteville Shale area of Arkansas, and 107,961 Mmcfe related to a divestiture in the Terryville Field in Louisiana.

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

	Quarters Ended
	March 31	June 30 Restated(4)	September 30 Restated(4)	December 31 Restated(4)
	(In thousands, except per share amounts)
2010
Total operating revenues(1)	$437,782	$351,669	$408,169	$403,027
Income from operations(1)	103,669	41,969	78,551	41,836
Loss from discontinued operations, net of income taxes(1)	(157)	(508)	(828)	(44,491)
Net income (loss)(2)	156,135	(25,612)	60,357	(100,959)
Net income (loss) per share:
Basic	$0.52	$(0.09)	$0.20	$(0.34)
Diluted	$0.52	$(0.09)	$0.20	$(0.34)
2009
Total operating revenues(1)	$259,884	$224,191	$235,028	$351,573
(Loss) income from operations(1)	(1,737,542)	6,005	(2,516)	(72,111)
Loss from discontinued operations, net of income taxes(1)	(22)	(923)	(1,212)	(965)
Net (loss) income(2)	(999,753)	(22,004)	(40,177)	36,483
Net (loss) income per share(3):
Basic	$(3.87)	$(0.08)	$(0.14)	$0.12
Diluted	$(3.87)	$(0.08)	$(0.14)	$0.12

(1)
As discussed in Note 14, "Discontinued Operations", the Company reclassified to discontinued operations the revenues and expenses associated with the Fayetteville Shale midstream and other operating assets. Therefore, amounts in the "Selected Quarterly Financial Data (Unaudited)" for the prior year and prior quarters differ from amounts previously reported.

(2)
The volatility in net income (loss) is substantially due to the Company's full cost ceiling test impairments recorded during the first and fourth quarters of 2009 as well as the Company's accounting policy to mark derivative positions to market and not apply cash flow hedge accounting. See Note 3, "Oil and Natural Gas Properties" and Note 8, "Derivative and Hedging Activities" for additional information.

(3)
Per share amounts are calculated based on "Net income (loss)", which includes the Company's discontinued operations.

(4)
Previously issued 2010 consolidated interim financial statements have been restated. See Note 16, "Restatement of Consolidated Financial Statements."

        The following table presents the line item adjustments for selected quarterly financial data for the three months ended December 31, 2010 which are impacted by the restatement (in thousands):

	Three Months Ended December 31, 2010
	Amount as Previously Reported	Adjustments	Restated Amount
	(In thousands, except per share amounts)
2010
Total operating revenues	$401,995	$1,032	$403,027
Income from operations	47,900	(6,064)	41,836
Loss from discontinued operations, net of income taxes	(44,467)	(24)	(44,491)
Net income (loss)	(79,643)	(21,316)	(100,959)
Net income (loss) per share:
Basic	$(0.26)	$(0.08)	$(0.34)
Diluted	$(0.26)	$(0.08)	$(0.34)

ITEM 9A.    CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), in connection with the filing of our Form 10-K on February 22, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.

        In connection with the restatement discussed in Item 8. Consolidated Financial Statements and Supplementary Data—Note 16, "Restatement of Consolidated Financial Statements," and the filing of this Amendment No. 1 to the Annual Report on Form 10-K, our Principal Executive Officer and our Principal Financial Officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2010. Notwithstanding the material weakness, our Principal Executive Officer and our Principal Financial Officer have concluded that the consolidated financial statements included in this Amendment No. 1 to the Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

        Subsequent to the identification of the material weakness in our internal control over financial reporting, we instituted a new review procedure in which the accounting treatment of material transactions is reported to, reviewed by and approved by our parent company, BHP Billiton Limited, to remediate the related internal control weakness. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Management has assessed, and our independent registered public accounting firm, Deloitte & Touche LLP, has audited, the effectiveness of our internal control over financial reporting as of December 31, 2010. The reports of management and Deloitte & Touche LLP thereon are included in Item 8 of this Amendment No. 1 to the Annual Report on Form 10-K and are incorporated by reference herein.

Changes in Internal Control over Financial Reporting

        As previously reported, there was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Consolidated Financial Statements:

        The consolidated financial statements of the Company and its subsidiaries and report of independent registered public accounting firm listed in Item 8 of this Amendment No. 1 to the Annual Report on Form 10-K are filed as a part of this Amendment No. 1 to the Annual Report on Form 10-K.

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

Exhibit No		Description
10.41		Transition Services Agreement, dated May 21, 2010, by and between KinderHawk Field Services LLC and Petrohawk Energy Corporation (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed May 27, 2010).
10.42	†
Employment Agreement entered into October 1, 2010 by and between Petrohawk Energy Corporation and Ellen DeSanctis (Incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed February 22, 2011).
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
10.46	†	Second Amendment to Employment Agreement of Floyd C. Wilson entered into February 21, 2011 (Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K filed February 22, 2011).
12.1*		Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
14.1		Code of Ethics for Petrohawk Energy Corporation (Incorporated by reference to our Current Report on Form 8-K filed on August 10, 2009).
21.1		Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed February 22, 2011).
23.1		Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibit 23.2 of our Annual Report on Form 10-K filed February 22, 2011).
23.2		Consent of Netherland, Sewell & Associates, Inc (Incorporated by reference to Exhibit 23.2 of our Annual Report on Form 10-K filed February 22, 2011).
31.1*		Certificate of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		Certificate of Principal Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002
32*		Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350.
99.1		Netherland, Sewell & Associates, Inc. Reserve Report (Incorporated by reference to Exhibit 99.1 of our Annual Report on Form 10-K filed February 22, 2011).
101*		Interactive Data File

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

PETROHAWK ENERGY CORPORATION
Date: December 5, 2011	By:	/s/ RICHARD K. STONEBURNER
Richard K. Stoneburner Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD K. STONEBURNER Richard K. Stoneburner	Principal Executive Officer	December 5, 2011
/s/ JOHN A. SIMMONS John A. Simmons	Principal Financial Officer	December 5, 2011
/s/ C. BYRON CHARBONEAU C. Byron Charboneau	Principal Accounting Officer	December 5, 2011
/s/ J. MICHAEL YEAGER J. Michael Yeager	Chairman and Director	December 5, 2011
/s/ JAMES W. CHRISTMAS James W. Christmas	Director	December 5, 2011
/s/ DAVID D. POWELL David D. Powell	Director	December 5, 2011
/s/ JEFFREY L. SAHLBERG Jeffrey L. Sahlberg	Director	December 5, 2011