Form 10-Q/A
period 2011-03-31
PETROHAWK ENERGY CORP
filed 2011-12-05
CIK 1059324

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

        As of December 2, 2011 the Registrant had 100 shares of Common Stock, $.001 par value, outstanding, all of which were held by BHP Billiton Petroleum (North America) Inc., a wholly owned subsidiary of BHP Billiton Limited.

Explanatory Note

        Petrohawk Energy Corporation (Petrohawk or the Company) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the Amendment) to restate and amend the Company's previously issued unaudited interim financial statements and related financial information as of and for the three months ended March 31, 2011. In addition, the Company is restating and amending its Annual Report on Form 10-K, as of December 31, 2010, and its Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011. The restatement relates to the accounting treatment associated with a joint venture transaction entered into on May 21, 2010 between the Company and KM Gathering LLC (Kinder Morgan), an affiliate of Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership. In this transaction, the Company contributed its Haynesville Shale gathering and treating system in Northwest Louisiana to KinderHawk Field Services LLC (KinderHawk), Kinder Morgan contributed approximately $917 million in cash, which was distributed to the Company as consideration for 50% of the Haynesville Shale gathering and treating system. In connection with the transaction the Company entered into a gathering agreement with KinderHawk, which requires the Company to deliver natural gas to the operator of the gathering and treating system, KinderHawk, from dedicated lease acreage through the Haynesville Shale gathering and treating system for the life of the dedicated lease acreage, or approximately 30 years, and includes a minimum delivery commitment over a five-year period. Upon the completion of the transaction both the Company and Kinder Morgan held a 50% membership interest in KinderHawk. The Company originally accounted for the transaction as a partial sale for which the Company deferred a gain of approximately $719.4 million and recorded its 50% membership interest in KinderHawk as an equity method investment. The deferred gain was to be recognized as commitments associated with KinderHawk, consisting of a capital commitment of approximately $200 million callable during a two-year period and a five-year delivery commitment were settled. Income and distributions related to the venture were recorded as adjustments to the Company's equity method investment.

        The Company subsequently determined that the KinderHawk joint venture transaction should have been accounted for and disclosed in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Subtopic 360-20, Property, Plant and Equipment—Real Estate Sales, (ASC 360-20). ASC 360-20 establishes standards for recognition of profit on all real estate sales transactions other than retail land sales, without regard to the nature of the seller's business. In making the determination of whether a transaction qualifies, in substance, as a sale of real estate, the nature of the entire real estate being sold is considered, including the land plus the property improvements and the integral equipment. The Haynesville Shale gathering and treating system, consists of right of ways, pipelines and processing facilities. Due to the gathering agreement which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk should be accounted for as a failed sale of in substance real estate. As a result of the failed sale the Company would account for the continued operations of the gas gathering system and reflect a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk should have continued to be carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the unaudited condensed unaudited condensed consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the financing obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value will be reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. Any obligation remaining once the gathering agreement expires will be reversed, resulting in the recognition of a gain. Additionally, the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the unaudited condensed consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

        The following sections of the Form 10-Q have been revised to reflect the restatement and are set forth in their entirety in this Amendment: Part I—Item 1. Condensed Consolidated Financial Statements (Unaudited); Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 4. Controls and Procedures; and Part II—Item 6. Exhibits. Additionally, in this Amendment, the Company is including currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2 and a currently dated certification from the Company's Principal Executive Officer and Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32.1. The effect of the restatement on the Company's net income for the three months ended March 31, 2011 was a reduction of approximately $30.7 million. This resulted in a reduction of net income of $0.10 per basic and diluted share for the three months ended March 31, 2011.

        Except to the extent described above and set forth herein, the financial statements and other disclosures in the Form 10-Q initially filed on May 5, 2011 (the initial Form 10-Q) are unchanged and this amendment does not reflect any events that have occurred after the initial Form 10-Q was filed. Accordingly, this amendment should be read in conjunction with the Company's initial Form 10-Q and the Company's subsequent filings with the United States Securities and Exchange Commission.

        In light of the restatement, readers should not rely on the Company's previously filed financial statements as of and for the fiscal year ended December 31, 2010, and unaudited interim financial statements as of and for the periods ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011.

Special note regarding forward-looking statements

        This Amendment No. 1 to the Quarterly Report on Form 10-Q contains, and we may from time to time otherwise make in other public filings, press releases and presentations, forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward- looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the "Risk Factors" section of the previously filed Quarterly Report on Form 10-Q for the period ended March 31, 2011 and in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010, and the other disclosures contained herein and therein, as well as the disclosures contained in Amendment No. 1 on Form 10-K for the period ended December 31, 2010, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011 Restated(1)	2010
Operating revenues:
Oil and natural gas	$350,208	$300,591
Marketing	140,544	130,119
Midstream	2,923	7,072

Total operating revenues	493,675	437,782

Operating expenses:
Marketing	154,898	136,622
Production:
Lease operating	12,611	17,395
Workover and other	4,876	2,378
Taxes other than income	12,265	12,760
Gathering, transportation and other	17,605	28,156
General and administrative	40,743	32,034
Depletion, depreciation and amortization	161,521	104,768

Total operating expenses	404,519	334,113

Income from operations	89,156	103,669
Other income (expenses):
Net (loss) gain on derivative contracts	(50,907)	214,703
Interest expense and other	(86,046)	(62,846)

Total other income (expenses)	(136,953)	151,857

(Loss) income from continuing operations before income taxes	(47,797)	255,526
Income tax benefit (provision)	18,322	(99,234)

(Loss) income from continuing operations, net of income taxes	(29,475)	156,292
Loss from discontinued operations, net of income taxes	(2,407)	(157)

Net (loss) income	$(31,882)	$156,135

Net (loss) income per share:
Basic:
Continuing operations	$(0.10)	$0.52
Discontinued operations	—	—

Total	$(0.10)	$0.52

Diluted:
Continuing operations	$(0.10)	$0.52
Discontinued operations	—	—

Total	$(0.10)	$0.52

Weighted average shares outstanding:
Basic	301,021	300,157

Diluted	301,021	302,668

(1)
See further discussion at Note 15, "Restatement of Quarterly Unaudited Condensed Consolidated Financial Statements"

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2011 Restated(1)	December 31, 2010 Restated(1)
Current assets:
Cash	$1,541	$1,591
Accounts receivable	376,045	356,597
Receivables from derivative contracts	163,111	217,018
Prepaids and other	35,568	62,831

Total current assets	576,265	638,037

Oil and natural gas properties (full cost method):
Evaluated	8,205,478	7,520,446
Unevaluated	2,538,432	2,387,037

Gross oil and natural gas properties	10,743,910	9,907,483
Less—accumulated depletion	(4,928,072)	(4,774,579)

Net oil and natural gas properties	5,815,838	5,132,904

Other operating property and equipment:
Gas gathering systems and equipment	647,027	593,388
Other operating assets	57,671	55,315

Gross other operating property and equipment	704,698	648,703
Less—accumulated depreciation	(34,631)	(27,635)

Net other operating property and equipment	670,067	621,068

Other noncurrent assets:
Goodwill	932,802	932,802
Other intangible assets, net of amortization	86,579	89,342
Debt issuance costs, net of amortization	50,278	45,941
Deferred income taxes	306,622	316,546
Receivables from derivative contracts	36,962	41,721
Assets held for sale	—	74,448
Other	4,402	6,944

Total assets	$8,479,815	$7,899,753

Current liabilities:
Accounts payable and accrued liabilities	$1,009,737	$787,238
Deferred income taxes	13,637	45,815
Liabilities from derivative contracts	32,202	5,820
Payable to KinderHawk Field Services LLC	99	976
Payable on financing arrangement	7,222	7,052
Long-term debt	14,815	14,790

Total current liabilities	1,077,712	861,691

Long-term debt	2,973,709	2,612,852
Other noncurrent liabilities:
Liabilities from derivative contracts	36,904	13,575
Asset retirement obligations	34,368	31,741
Payable on financing arrangement	933,641	933,811
Other	563	544
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: 500,000,000 shares of $.001 par value authorized; 303,748,482 and 302,489,501 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	304	302
Additional paid-in capital	4,640,868	4,631,609
Accumulated deficit	(1,218,254)	(1,186,372)

Total stockholders' equity	3,422,918	3,445,539

Total liabilities and stockholders' equity	$8,479,815	$7,899,753

(1)
See further discussion at Note 15, "Restatement of Quarterly Unaudited Condensed Consolidated Financial Statements"

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011 Restated(1)	2010
Cash flows from operating activities:
Net (loss) income	$(31,882)	$156,135
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	160,968	106,074
Income tax (benefit) provision	(19,805)	99,138
Loss on sale	3,950	—
Stock-based compensation	6,680	4,089
Net unrealized loss (gain) on derivative contracts	114,965	(190,095)
Other operating	11,169	8,349
Change in assets and liabilities:
Accounts receivable	(21,794)	(20,368)
Prepaids and other	27,263	(8,452)
Accounts payable and accrued liabilities	(10,343)	(21,673)
Payable to KinderHawk Field Services LLC	(877)	—
Other	2,758	20,975

Net cash provided by operating activities	243,052	154,172

Cash flows from investing activities:
Oil and natural gas capital expenditures	(682,898)	(638,999)
Proceeds received from sale of oil and natural gas properties	76,026	16,676
Proceeds received from sale of Fayetteville gas gathering systems	76,898	—
Marketable securities purchased	(155,000)	(226,000)
Marketable securities redeemed	155,000	226,000
Increase in restricted cash	(295,748)	—
Decrease in restricted cash	295,748	177,528
Other operating property and equipment capital expenditures	(54,315)	(72,591)

Net cash used in investing activities	(584,289)	(517,386)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,734	503
Proceeds from borrowings	1,449,500	571,000
Repayment of borrowings	(1,100,677)	(204,968)
Debt issuance costs	(7,250)	—
Other	(4,120)	(3,439)

Net cash provided by financing activities	341,187	363,096

Net decrease in cash	(50)	(118)
Cash at beginning of period	1,591	1,511

Cash at end of period	$1,541	$1,393

(1)
See further discussion at Note 15, "Restatement of Quarterly Unaudited Condensed Consolidated Financial Statements"

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

        Petrohawk Energy Corporation (Petrohawk or the Company) is an independent oil and natural gas company engaged in the exploration, development and production of predominately natural gas properties located in the United States. The Company operates in two segments, oil and natural gas production and midstream operations. The unaudited condensed consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Petrohawk follows the accounting policies disclosed in its 2010 Annual Report on Form 10-K, as amended, filed with the United States Securities and Exchange Commission (SEC). Please refer to the footnotes in the 2010 Annual Report on Form 10-K, as amended, when reviewing interim financial results.

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

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk Field Services LLC (KinderHawk) on May 21, 2010 for a 50% membership interest and approximately $917 million in cash is accounted for in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Subtopic 360-20 Property, Plant and Equipment—Real Estate Sales (ASC 360-20). See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. Under the financing method for a failed sale of in substance real estate, the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the unaudited condensed consolidated statements of operations in "Midstream revenues."

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

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk on May 21, 2010 for a 50% membership interest and approximately $917 million in cash is accounted for in accordance with ASC 360-20. See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. Contributions to KinderHawk from the Company and the joint venture partner are recorded as increases in "Gas gathering systems and equipment" on the unaudited condensed consolidated balance sheets.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

        Gas gathering systems and equipment as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011(1)	December 31, 2010(1)(2)
	(In thousands)
Gas gathering systems and equipment	$647,027	$748,112
Less—accumulated depreciation	(16,345)	(22,170)

Net gas gathering systems and equipment	$630,682	$725,942

(1)
Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. As of March 31, 2011 and December 31, 2010, the table above includes approximately $430.9 million and $434.6 million, respectively, attributed to the net carrying value of the assets contributed to KinderHawk.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

Payable on Financing Arrangement

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk on May 21, 2010 for a 50% membership interest and approximately $917 million in cash is accounted for in accordance with ASC 360-20. Due to the gathering agreement entered into with the formation of KinderHawk, constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. Under the financing method for a failed sale of in substance real estate, on May 21, 2010, the Company recorded a financing obligation on the unaudited condensed consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the financing obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to the joint venture partner, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. The balance of the Company's financing obligation was approximately $940.9 million as of March 31, 2011 and December 31, 2010, of which approximately $7.2 million and $7.1 million was classified as current at each respective period end.

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

Discontinued Operations

        Certain amounts related to the Company's Fayetteville Shale midstream operations and other operating property and equipment have been reclassified to discontinued operations for all periods presented. Unless otherwise noted, information contained in the notes to the unaudited condensed consolidated financial statements relates to the Company's continuing operations. See Note 13, "Discontinued Operations," for further discussion of the presentation of the Company's Fayetteville Shale midstream and other operating assets as discontinued operations.

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

        As a result of the failed sale the Company accounts for the continued operations of the gas gathering system and reflects a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and non cash interest on the financing obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2. ACQUISITIONS AND DIVESTITURES (Continued)

amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. Additionally the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the unaudited condensed consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

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

        See Note 14, "Subsequent Event" for discussion of the amendment of the Company's Senior Credit Agreement subsequent to March 31, 2011.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas and Tulsa, Oklahoma as well as a number of other field office locations. In addition, the Company has lease commitments related to certain vehicles, machinery and equipment under long-term operating leases. Rent expense was $1.8 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively

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

(1)
On May 21, 2010, the Company created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of this transaction, the Company is committed to contribute up to an additional $57.7 million, as of March 31, 2011, in capital during 2011 in the event KinderHawk requires capital to finance its planned capital expenditures. This obligation is not reflected in the amounts shown in the above table. In addition, the Company is obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales in North Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. These obligations are not reflected in the amounts shown in the table above. The Company pays to KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. See Note 2, "Acquisitions and Divestitures" for more details.

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk is accounted for in accordance with ASC 360-20. Due to the gathering agreement which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. As a result of the failed sale, the Company recorded a financing obligation, representing the proceeds received, under the financing method of real estate accounting. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. The balance of the Company's financing obligation as of March 31, 2011, was approximately $940.9 million, of which approximately $7.2 million was classified as current. This obligation is not reflected in the amounts shown in the table above.

Contingencies

        From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued based on the Company's best estimate of the potential loss. While the outcome and impact of currently pending legal proceedings cannot be determined, the Company's management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the Company's unaudited condensed consolidated operating results, financial position or cash flows. Please refer to Part II. Other Information, Item 1. Legal Proceedings in our Quarterly Report on Form 10-Q as filed on May 5, 2011 for further information on pending cases.

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

10. EARNINGS PER SHARE

        The following represents the calculation of earnings per share:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Basic
(Loss) income from continuing operations, net of income taxes	$(29,475)	$156,292

Weighted average basic number of shares outstanding	301,021	300,157

Basic (loss) income from continuing operations, net of income taxes per share	$(0.10)	$0.52

Diluted
(Loss) income from continuing operations, net of income taxes	$(29,475)	$156,292

Weighted average basic number of shares outstanding	301,021	300,157
Common stock equivalent shares representing shares issuable upon exercise of stock options and stock appreciation rights	Anti-dilutive	1,444
Common stock equivalent shares representing shares included upon vesting of restricted shares	Anti-dilutive	1,067

Weighted average diluted number of shares outstanding	301,021	302,668

Diluted (loss) income from continuing operations, net of income taxes per share	$(0.10)	$0.52

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10. EARNINGS PER SHARE (Continued)

        Common stock equivalents, including stock options and stock appreciation rights (SARS), totaling 12.2 million shares were not included in the computations of diluted earnings per share of common stock for the three months ended March 31, 2011, as the effect would have been anti-dilutive due to the net loss. Common stock equivalents, including stock options and SARS, totaling 0.1 million shares were not included in the computations of diluted earnings per share because the effect would have been anti-dilutive for the three months ended March 31, 2010 because the grant prices were greater than the average market price of the common shares.

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

        As discussed in Note 2, "Acquisitions and Divestitures," on May 21, 2010, the Company contributed its Haynesville Shale gathering and treating business to form a joint venture entity with Kinder Morgan called KinderHawk. The joint venture is accounted for as a failed sale of in substance real estate in accordance with ASC 360-20. As a result of the failed sale the Company accounts for the continued operations of the gas gathering system and reflects a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the unaudited condensed consolidated balance sheet in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. Additionally the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the unaudited condensed consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

        On January 7, 2011, the Company sold its midstream operations in the Fayetteville Shale. The revenues and expenses associated with the Fayetteville Shale midstream operations have been classified as discontinued operations in the unaudited condensed consolidated statements of operations for all periods presented, in the line item "Loss from discontinued operations, net of income taxes." See Note 13, "Discontinued Operations," for further discussion of the presentation of the Company's Fayetteville Shale midstream assets as discontinued operations. The segment information presented in the tables below is amounts related to continuing operations.

        The Company's oil and natural gas segment and midstream segment revenues and expenses include intersegment transactions, which are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all intercompany transactions. The accounting policies of the reporting segments are the same as those described in the "Summary of Significant Events and Accounting Policies" in Note 1 of the 2010 Annual Report on Form 10-K, as amended.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. SEGMENTS (Continued)

        Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Oil and Natural Gas	Midstream	Intersegment Eliminations	Consolidated Total
For the three months ended March 31, 2011:
Revenues	$490,752	$2,923	$—	$493,675
Intersegment revenues	—	20,631	(20,631)	—

Total revenues	$490,752	$23,554	$(20,631)	$493,675
Gathering, transportation and other	(34,674)	(3,562)	20,631	(17,605)
Depletion, depreciation and amortization	(156,182)	(5,339)	—	(161,521)
General and administrative	(37,149)	(3,594)	—	(40,743)
Interest (expense) income and other	(67,528)	(18,518)	—	(86,046)
Loss from continuing operations before income taxes	$(39,502)	$(8,295)	$—	$(47,797)
Total assets(1)	$7,509,474	$998,200	$(27,859)	$8,479,815
Payable on financing arrangement(2)	$—	$940,863	$—	$940,863
Capital expenditures	$(691,817)	$(45,396)	$—	$(737,213)
For the three months ended March 31, 2010:
Revenues	$430,710	$7,072	$—	$437,782
Intersegment revenues	—	22,165	(22,165)	—

Total revenues	$430,710	$29,237	$(22,165)	$437,782
Gathering, transportation and other	(44,454)	(5,867)	22,165	(28,156)
Depletion, depreciation and amortization	(101,885)	(2,883)	—	(104,768)
General and administrative	(30,535)	(1,499)	—	(32,034)
Interest (expense) income and other	(64,014)	1,168	—	(62,846)
Income from continuing operations before income taxes	$236,081	$19,445	$—	$255,526
Total assets	$6,726,879	$684,649	$(82,538)	$7,328,990
Capital expenditures	$(644,372)	$(67,218)	$—	$(711,590)

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

(2)
Includes current portion of $7.2 million.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. DISCONTINUED OPERATIONS

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

        The following table contains summarized income statement information for the Fayetteville Shale midstream operations and other operating property and equipment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Operating revenues	$153	$2,534
Operating expenses	(13)	2,787
Loss on sale	(4,056)	—

Loss from discontinued operations, before income taxes	(3,890)	(253)
Income tax benefit	1,483	96

Loss from discontinued operations, net of income taxes	$(2,407)	$(157)

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. DISCONTINUED OPERATIONS (Continued)

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

14. SUBSEQUENT EVENT

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

15. RESTATEMENT OF QUARTERLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        On May 21, 2010, the Company contributed its Haynesville Shale gathering and treating business in Northwest Louisiana to a joint venture, KinderHawk, Kinder Morgan contributed approximately $917 million in cash, which was distributed to the Company as consideration for 50% of the Haynesville Shale gathering and treating system. In connection with the transaction the Company entered into a gathering agreement with KinderHawk which requires the Company to deliver natural gas to the operator of the gathering and treating system, KinderHawk, from dedicated lease acreage for the life of the dedicated lease acreage, or approximately 30 years, and includes a minimum delivery commitment over a five-year period. Upon completion of the transaction both the Company and

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. RESTATEMENT OF QUARTERLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company subsequently determined that the KinderHawk joint venture transaction should have been accounted for and disclosed in accordance with ASC 360-20. ASC 360-20 establishes standards for recognition of profit on all real estate sales transactions other than retail land sales, without regard to the nature of the seller's business. In making the determination of whether a transaction qualifies, in substance, as a sale of real estate, the nature of the entire real estate being sold is considered, including the land plus the property improvements and the integral equipment. The Haynesville Shale gathering and treating system, consists of right of ways, pipelines and processing facilities. Due to the gathering agreement which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk should be accounted for as a failed sale of in substance real estate. As a result of the failed sale the Company would account for the continued operations of the gas gathering system and reflect a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk should have continued to be carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value will be reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. Any obligation remaining once the gathering agreement expires will be reversed, resulting in the recognition of a gain. Additionally the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the unaudited condensed consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. RESTATEMENT OF QUARTERLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated statement of operations for the three months ended March 31, 2011 which are impacted by the restatement (in thousands):

	Three Months Ended March 31, 2011
	Amount as Previously Reported	Adjustments	Restated Amount
Midstream revenues	$972	$1,951	$2,923
Total operating revenues	491,724	1,951	493,675
Taxes other than income expense	11,735	530	12,265
Gathering, transportation and other expense	52,895	(35,290)	17,605
General and administrative expense	39,975	768	40,743
Depletion, depreciation and amortization expense	157,312	4,209	161,521
Total operating expenses	434,302	(29,783)	404,519
Amortization of deferred gain	48,468	(48,468)	—
Income from operations	105,890	(16,734)	89,156
Interest expense and other	(66,803)	(19,243)	(86,046)
Equity investment income	13,571	(13,571)	—
Total other income (expenses)	(104,139)	(32,814)	(136,953)
Income from continuing operations before income taxes	1,751	(49,548)	(47,797)
Income tax (provision) benefit	(571)	18,893	18,322
Income from continuing operations, net of income taxes	1,180	(30,655)	(29,475)
Loss from discontinued operations, net of income taxes	(2,408)	1	(2,407)
Net (loss) income	$(1,228)	$(30,654)	$(31,882)
Net (loss) income per share:
Basic:
Continuing operations	$—	$(0.10)	$(0.10)
Total	$—	$(0.10)	$(0.10)
Diluted:
Continuing operations	$—	$(0.10)	$(0.10)
Total	$—	$(0.10)	$(0.10)
Weighted average shares outstanding:
Diluted	305,039	(4,018)	301,021

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. RESTATEMENT OF QUARTERLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated balance sheet as of March 31, 2011 which are impacted by the restatement (in thousands):

	March 31, 2011
	Amount as Previously Reported	Adjustments	Restated Amount
Gas gathering systems and equipment	$204,010	$443,017	$647,027
Gross other operating property and equipment	261,681	443,017	704,698
Less—accumulated depreciation	(22,534)	(12,097)	(34,631)
Net other operating property and equipment	239,147	430,920	670,067
Deferred income taxes—noncurrent asset	229,818	76,804	306,622
Equity investment	214,664	(214,664)	—
Total assets	8,186,755	293,060	8,479,815
Deferred income taxes—current liability	16,386	(2,749)	13,637
Payable on financing arrangement—current	—	7,222	7,222
Total current liabilities	1,073,239	4,473	1,077,712
Deferred gain on sale	515,653	(515,653)	—
Payable on financing arrangement—noncurrent	—	933,641	933,641
Accumulated deficit	(1,088,853)	(129,401)	(1,218,254)
Total stockholders' equity	3,552,319	(129,401)	3,422,918
Total liabilities and stockholders' equity	$8,186,755	$293,060	$8,479,815

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. RESTATEMENT OF QUARTERLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated balance sheet as of December 31, 2010 which are impacted by the restatement (in thousands):

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

        The following table presents the line item adjustments for the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2011 which are impacted by the restatement (in thousands):

	Three Months Ended March 31, 2011
	Amount as Previously Reported	Adjustments	Restated Amount
Cash flows from operating activities:
Net (loss) income	$(1,228)	$(30,654)	$(31,882)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	157,312	3,656	160,968
Income tax (benefit) provision	(911)	(18,894)	(19,805)
Amortization of deferred gain	(48,468)	48,468	—
Equity investment income	(13,571)	13,571	—
Distributions from equity affiliate	$16,147	$(16,147)	$—

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations and our current financial position for the three months ended March 31, 2011 and 2010 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Amendment No. 1 to the Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Management's discussion and analysis has been revised for the effects of the restatement. For futher discussion of the restatement, see Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 15, "Restatement of Quarterly Unaudited Condensed Consolidated Financial Statements."

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

        Our 2011 capital budget is focused on the development of non-proved reserve locations in our Haynesville, Lower Bossier, and Eagle Ford Shale plays so that we can hold our acreage in these areas. Capital spending for 2011 was initially estimated at $2.3 billion, of which $1.9 billion was allocated for drilling and completions, $200 million was allocated for midstream operations and $200 million was allocated for potential acquisitions. Our estimated capital expenditures for drilling and completions is increasing to $2.0 billion, our budget for potential acquisitions will increase to $600 million due to our addition of the Permian Basin as a new core operating area as discussed above, and our budget for midstream operations will increase to $250 million to accommodate accelerated operations in the Eagle Ford Shale. Of the $2.0 billion budget for drilling and completions, $950 million is planned for the Haynesville and Lower Bossier Shales, which will enable us to fulfill our held-by-production goals, $950 million is budgeted for the Eagle Ford Shale, $75 million is planned for the Permian Basin and $25 million is planned for various other projects. Our 2011 drilling and completion budget contemplates an increase in drilling activity in the Eagle Ford Shale throughout the year, a significant decrease in the Haynesville Shale operated rig count in the second half of the year as our lease-holding activities are substantially completed, and the beginning of the development of our new Permian Basin acreage. Our 2011 program will emphasize the development of our extensive condensate-rich properties, largely in the Eagle Ford Shale, and a shift away from dry gas development in our core areas. Our drilling and completion budget for 2011 is based on our current view of market conditions, our objective of accelerating development of certain areas of our Eagle Ford Shale position, and our desire to reduce capital allocated to pure natural gas drilling once our Haynesville Shale lease-holding activities are effectively completed.

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

        During the first three months of 2010, we spent $639.0 million on oil and natural gas capital expenditures and participated in the drilling of 169 gross wells (46.5 net wells). We spent an additional $72.6 million on other operating property and equipment expenditures, primarily to fund the completion of gathering systems in the Fayetteville Shale in Arkansas and the development of our gathering system in the Haynesville Shale in Louisiana and the Eagle Ford Shale in Texas.

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

(1)
On May 21, 2010, we created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of this transaction, we are committed to contribute up to an additional $57.7 million, as of March 31, 2011, in capital during 2011 in the event KinderHawk requires capital to finance its planned capital expenditures. This obligation is not reflected in the amounts shown in the above table. In addition, we are obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales in North Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. These obligations are not reflected in the amounts shown in the table above. We pay to

  KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 2, "Acquisitions and Divestitures" for more details.

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

        The KinderHawk joint venture, as discussed above, is accounted for as a failed sale of in substance real estate in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Subtopic 360-20, Property, Plant and Equipment—Real Estate Sales (ASC 360-20). Due to the gathering agreement entered into with the formation of Kinderhawk, constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of our Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. As a result of the failed sale, we recorded a financing obligation, representing the proceeds received, under the financing method of real estate accounting. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as we deliver natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon our weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. The balance of our financing obligation as of March 31, 2011, was approximately $940.9 million, of which approximately $7.2 million was classified as current. This obligation is not reflected in the amounts shown in the table above.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

Results of Operations

Quarters Ended March 31, 2011 and 2010

        We reported a loss from continuing operations, net of income taxes of $29.5 million for the three months ended March 31, 2011 compared to income from continuing operations, net of income taxes of $156.3 million for the same period in 2010, resulting in a net change of $185.8 million. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended March 31,
In thousands (except per unit and per Mcfe amounts)	2011	2010	Change
(Loss) income from continuing operations, net of income taxes	$(29,475)	$156,292	$(185,767)
Operating revenues:
Oil and natural gas	350,208	300,591	49,617
Marketing	140,544	130,119	10,425
Midstream	2,923	7,072	(4,149)
Operating expenses:
Marketing	154,898	136,622	18,276
Production:
Lease operating	12,611	17,395	(4,784)
Workover and other	4,876	2,378	2,498
Taxes other than income	12,265	12,760	(495)
Gathering, transportation and other:
Oil and natural gas	14,043	22,289	(8,246)
Midstream	3,562	5,867	(2,305)
General and administrative:
General and administrative	34,063	27,945	6,118
Stock-based compensation	6,680	4,089	2,591
Depletion, depreciation and amortization:
Depletion—Full cost	153,493	100,262	53,231
Depreciation—Midstream	5,276	2,821	2,455
Depreciation—Other	2,308	1,150	1,158
Accretion expense	444	535	(91)
Other income (expenses):
Net (loss) gain on derivative contracts	(50,907)	214,703	(265,610)
Interest expense and other	(86,046)	(62,846)	(23,200)
(Loss) income from continuing operations before income taxes
Oil and natural gas	(39,502)	236,081	(275,583)
Midstream	(8,295)	19,445	(27,740)
Income tax benefit (provision)	18,322	(99,234)	117,556
Production:
Natural gas—Mmcf	66,897	54,775	12,122
Crude oil—MBbl	717	241	476
Natural gas liquids—MBbl	526	8	518
Natural gas equivalent—Mmcfe(1)	74,355	56,269	18,086
Average daily production—Mmcfe(1)	826	625	201
Average price per unit(2):
Natural gas price—Mcf	$3.93	$5.14	$(1.21)
Crude oil price—Bbl	85.98	75.29	10.69
Natural gas liquids price—Bbl	47.28	38.24	9.04
Natural gas equivalent price—Mcfe(1)	4.70	5.34	(0.64)
Average cost per Mcfe:
Production:
Lease operating	0.17	0.31	(0.14)
Workover and other	0.07	0.04	0.03
Taxes other than income	0.16	0.23	(0.07)
Gathering, transportation and other:
Oil and natural gas	0.19	0.40	(0.21)
Midstream	0.05	0.10	(0.05)
General and administrative:
General and administrative	0.46	0.50	(0.04)
Stock-based compensation	0.09	0.07	0.02
Depletion	2.06	1.78	0.28

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

        We had gross revenues from our midstream segment of $23.5 million for the three months ended March 31, 2011 compared to the same period in 2010 of $29.2 million, a decrease of $5.7 million. On May 21, 2010, we contributed our Haynesville Shale gathering and treating business to a new joint venture entity, KinderHawk in exchange for a 50% membership interest. We record KinderHawk's revenues in accordance with the financing method for a failed sale of in substance real estate. For the three months ended March 31, 2011, approximately $2.0 million of KinderHawk's revenues, after intercompany eliminations, were reported in midstream revenues on the unaudited condensed consolidated statements of operations. Gross revenues of $23.5 million also included $20.6 million of inter-segment revenues that were eliminated in consolidation. On a net basis, we had revenues of $2.9 million for the three months ended March 31, 2011, a decrease of $4.2 million from the prior year primarily due to the contribution of the gas gathering system and treating facilities in the Haynesville Shale to KinderHawk on May 21, 2010.

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

        Taxes other than income decreased $0.5 million for the three months ended March 31, 2011 as compared to the same period in 2010. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a fixed rate based on production or as a percentage of gross oil and natural gas sales. Our increase in production in the current year was offset by severance tax refunds related to drilling incentives for horizontal wells in the Haynesville and

Eagle Ford Shales. For the three months ended March 31, 2011, we recorded severance tax refunds totaling $4.0 million compared to $7.6 million in the prior year. On a per unit basis, excluding the severance tax refunds, taxes other than income decreased $0.14 per Mcfe to $0.22 per Mcfe compared to $0.36 per Mcfe in 2010. This adjusted decrease from prior year is due to severance tax exemptions related to the drilling incentives as well as a reduction in the Louisiana statutory severance tax rate.

        Gathering, transportation and other expense attributable to our oil and natural gas production segment decreased $8.2 million for the three months ended March 31, 2011 as compared to the same period in 2010. On a per unit basis, gathering, transportation and other expenses decreased $0.21 per Mcfe to $0.19 per Mcfe in the three months ended March 31, 2011 compared to $0.40 per Mcfe for the same period in 2010. This decrease is primarily due to the closing of our KinderHawk joint venture with Kinder Morgan on May 21, 2010. The joint venture is accounted for in accordance with the financing method for a failed sale of in substance real estate. Gathering and treating fees paid to KinderHawk are recorded as a reduction in the financing obligation and interest expense on the financing obligation.

        Gathering, transportation and other expenses attributable to our midstream segment decreased $2.3 million for the three months ended March 31, 2011 compared to the same period in 2010. On May 21, 2010, we contributed our Haynesville Shale gathering and treating business to a new joint venture entity, KinderHawk in exchange for a 50% membership interest. We record KinderHawk's expenses in accordance with the financing method for a failed sale of in substance real estate. For the three months ended March 31, 2011, approximately $2.2 million of our share of KinderHawk's expenses were reported in "Gathering, transportation and other" on the unaudited condensed consolidated statements of operations. The decrease was primarily due to the contribution of the gas gathering system and treating facilities in the Haynesville Shale to KinderHawk on May 21, 2010, partially offset by the current year expansion of our Eagle Ford System.

        General and administrative expense for the three months ended March 31, 2011 increased $6.1 million as compared to the same period in 2010. The increase is primarily attributable to an approximate $8.2 million increase in payroll and employee costs, including salaries, benefits and incentives associated with increases in our work force as a result of our continued growth. This increase was partially offset by a $6.0 million decrease in professional fees, primarily decreases in legal fees and settlements.

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

        Depreciation expense associated with our gas gathering systems increased $2.5 million to $5.3 million for the three months ended March 31, 2011. The increase was primarily due to the growth in our midstream operations segment from capital spending over the course of the year inclusive of capital spending associated with our KinderHawk joint venture. The KinderHawk joint venture is accounted for in accordance with the financing method for a failed sale of in substance real estate. Under the financing method, the historical basis of the Haynesville Shale gas gathering assets contributed to KinderHawk is carried on the unaudited condensed consolidated balance sheets and depreciated over the remaining useful life of the assets. We depreciate our gas gathering systems over a 30 year useful life commencing on the estimated placed in service date.

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

        Interest expense and other increased $23.2 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase is primarily the result of our accounting for the KinderHawk joint venture under the financing method for a failed sale of in substance real estate. We recorded approximately $18.9 million of interest expense on the financing obligation for the three months ended March 31, 2011. During the first quarter of 2011, we wrote-off approximately $3.0 million related to the unamortized discount associated with our 2012 Notes that were redeemed in the first quarter of 2011.

        We had an income tax benefit of $18.3 million for the three months ended March 31, 2011 due to our loss from continuing operations before income taxes of $47.8 million compared to an income tax provision of $99.2 million due to our income from continuing operations before income taxes of $255.5 million in the prior year. The effective tax rate for the three months ended March 31, 2011 and 2010 was 38.3% and 38.8%, respectively.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

Item 4.    Controls and Procedures

        Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), in connection with the filing of our Form 10-Q on May 5, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.

        In connection with the restatement discussed in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 15, "Restatement of Quarterly Unaudited Condensed Consolidated Financial Statements," and the filing of this Amendment No. 1 to our Quarterly Report on Form 10-Q, our Principal Executive Officer and our Principal Financial Officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2011. Notwithstanding the material weakness, our Principal Executive Officer and our Principal Financial Officer have concluded that the unaudited condensed consolidated financial statements included in this Amendment No. 1 to the Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

        As previously reported, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.    Exhibits

        The following documents are included as exhibits to this Amendment No. 1 to the Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit No	Description
3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 (File No. 333-117733) filed on July 29, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).

3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).

3.5	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).

3.6	Certificate of Designations of Series A Junior Preferred Stock of Petrohawk Energy Corporation effective as of October 15, 2008 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 16, 2008).

3.7	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 23, 2009).

4.1	Indenture dated as of April 8, 2004, among Mission Resources Corporation, the Guarantors named therein and The Bank of New York, as Trustee, relating to Petrohawk Energy Corporation's 9 7/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 to Mission Resources Corporation's Current Report on Form 8-K/A filed on April 15, 2004).

4.2	First Supplemental Indenture dated as of July 28, 2005, among Petrohawk Energy Corporation, the successor by way of merger to Mission Resources Corporation, the parties named therein as Existing Subsidiary Guarantors, the parties named therein as Additional Subsidiary Guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 3, 2005).

4.3	Second Supplemental Indenture dated as of July 12, 2006, among Petrohawk Energy Corporation, as successor by merger to Mission Resources Corporation, the parties named therein as subsidiary guarantors, and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on July 17, 2006).

Exhibit No	Description
4.4	Indenture dated April 1, 2004 among KCS Energy, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors named therein, relating to KCS Energy, Inc.'s 7 1/8% senior notes due 2012 (Incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2004).

4.5	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of KCS Energy, Inc.'s Form 8-K filed on April 11, 2005).

4.6	Second Supplemental Indenture dated July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on July 17, 2006).

4.7	Third Supplemental Indenture dated as of July 12, 2006 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on July 17, 2006).

4.8	Fourth Supplemental Indenture dated as of August 3, 2007 among Petrohawk Energy Corporation, the successor by way of merger to KCS Energy, Inc., the parties named therein as existing guarantors, the parties named therein as new guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.12 to our Quarterly Report on Form 10-Q filed on November 6, 2008).

4.9	Fifth Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, the parties named therein as guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed on February 25, 2009).

4.10	Sixth Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and The Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on February 25, 2009).

4.11	Seventh Supplemental Indenture dated as of August 4, 2009 among Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.11 to our Quarterly Report on Form 10-Q filed on November 9, 2009).

4.12	Eighth Supplemental Indenture dated as of June 30, 2010 among Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and Law Debenture Trust Company of New York, as the successor to U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.12 to our Quarterly Report on Form 10-Q filed on August 3, 2010).

Exhibit No	Description
4.13	Indenture, dated May 13, 2008, among Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 15, 2008).

4.14	First Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, and parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K filed on February 25, 2009).

4.15	Second Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.18 to our Annual Report on Form 10-K filed on February 25, 2009).

4.16	Third Supplemental Indenture dated as of August 4, 2009 among Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.21 to our Quarterly Report on Form 10-Q filed on November 5, 2009).

4.17	Fourth Supplemental Indenture dated as of June 30, 2010 among Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.24 to our Quarterly Report on Form 10-Q filed on August 3, 2010).

4.18	Indenture, dated January 27, 2009, among the Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 28, 2009).

4.19	First Supplemental Indenture, dated August 4, 2009, among the Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.26 to our Quarterly Report on Form 10-Q filed on November 5, 2009).

4.20	Second Supplemental Indenture, dated June 30, 2010, among the Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.19 to our Quarterly Report on Form 10-Q filed on August 3, 2010).

4.21	Indenture, dated as of August 17, 2010, among Petrohawk Energy Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 20, 2010).

4.22	Registration Rights Agreement, dated as of August 17, 2010, among Petrohawk Energy Corporation and Barclays Capital Inc., on behalf the initial purchasers named therein (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2010).

4.23	Registration Rights Agreement, dated January 31, 2011, among Petrohawk Energy Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed February 3, 2011).

Exhibit No		Description
10.1		Purchase Agreement dated January 14, 2011, between the Company and Barclays Capital Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2011).

10.2	†	Second Amendment to Employment Agreement of Floyd C. Wilson entered into February 21, 2011 (Incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed February 22, 2011).

10.3		Third Amendment to Fifth Amended and Restated Senior Revolving Credit Agreement dated April 29, 2011 (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed May 5, 2011).

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1	*	Certificate of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certificate of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101	*	Interactive Data File

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

PETROHAWK ENERGY CORPORATION
Date: December 5, 2011	By:	/s/ RICHARD K. STONEBURNER Richard K. Stoneburner Principal Executive Officer
	By:	/s/ JOHN A. SIMMONS John A. Simmons Principal Financial Officer
	By:	/s/ C. BYRON CHARBONEAU C. Byron Charboneau Principal Accounting Officer