Form 10-Q/A
period 2011-06-30
PETROHAWK ENERGY CORP
filed 2011-12-05
CIK 1059324

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

Explanatory Note

        Petrohawk Energy Corporation (Petrohawk or the Company) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the Amendment) to restate and amend the Company's previously issued unaudited interim financial statements and related financial information as of June 30, 2011 and for the three and six months ended June 30, 2011. In addition, the Company is restating and amending its Annual Report on Form 10-K, as of December 31, 2010, and its Quarterly Report on Form 10-Q, for the quarter ended March 31, 2011. The restatement relates to the accounting treatment associated with a joint venture transaction entered into on May 21, 2010 between the Company and KM Gathering LLC (Kinder Morgan), an affiliate of Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership. In this transaction, the Company contributed its Haynesville Shale gathering and treating system in Northwest Louisiana to KinderHawk Field Services LLC (KinderHawk), Kinder Morgan contributed approximately $917 million in cash, which was distributed to the Company as consideration for 50% of the Haynesville Shale gathering and treating system. In connection with the transaction the Company entered into a gathering agreement with KinderHawk, which requires the Company to deliver natural gas to the operator of the gathering and treating system, KinderHawk, from dedicated lease acreage through the Haynesville Shale gathering and treating system for the life of the dedicated lease acreage, or approximately 30 years, and includes a minimum delivery commitment over a five-year period. Upon the completion of the transaction both the Company and Kinder Morgan held a 50% membership interest in KinderHawk. The Company originally accounted for the transaction as a partial sale for which the Company deferred a gain of approximately $719.4 million and recorded its 50% membership interest in KinderHawk as an equity method investment. The deferred gain was to be recognized as commitments associated with KinderHawk, consisting of a capital commitment of approximately $200 million callable during a two-year period and a five-year delivery commitment were settled. Income and distributions related to the venture were recorded as adjustments to the Company's equity method investment.

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

        The following sections of the Form 10-Q have been revised to reflect the restatement and are set forth in their entirety in this Amendment: Part I—Item 1. Condensed Consolidated Financial Statements (Unaudited); Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 4. Controls and Procedures; and Part II—Item 6. Exhibits. Additionally, in this Amendment, the Company is including currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2 and a currently dated certification from the Company's Principal Executive Officer and Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32.1. The effect of the restatement on the Company's net income for the three and six months ended June 30, 2011 was a reduction of approximately $29.4 million and $60.0 million, respectively. This resulted in a reduction of net income of $0.10 per basic and diluted share for the three months ended June 30, 2011. This also resulted in a reduction of net income of $0.20 per basic and diluted share for the six months ended June 30, 2011. The effect of the restatement on the Company's net income for the three and six months ended June 30, 2010 was a reduction of approximately $39.1 million. This resulted in a reduction of net income of $0.13 per basic and diluted share for the three and six months ended June 30, 2010.

        Except to the extent described above and set forth herein, the financial statements and other disclosures in the Form 10-Q initially filed on August 3, 2011 (the initial Form 10-Q) are unchanged and this amendment does not reflect any events that have occurred after the initial Form 10-Q was filed. Accordingly, this amendment should be read in conjunction with the Company's initial Form 10-Q and the Company's subsequent filings with the United States Securities and Exchange Commission.

        In light of the restatement, readers should not rely on the Company's previously filed financial statements as of and for the fiscal year ended December 31, 2010, and unaudited interim financial statements as of and for the periods ended June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011.

Special note regarding forward-looking statements

        This Amendment No. 1 to the Quarterly Report on Form 10-Q contains, and we may from time to time otherwise make in other public filings, press releases and presentations, forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward- looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the "Risk Factors" section of the previously filed Quarterly Report on Form 10-Q, for the period ended June 30, 2011, and in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010 and the other disclosures contained herein and therein, as well as the disclosures contained in Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 2010, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 Restated(1)	2010 Restated(1)	2011 Restated(1)	2010 Restated(1)
Operating revenues:
Oil and natural gas	$443,729	$239,834	$793,937	$540,425
Marketing	149,486	107,338	290,030	237,457
Midstream	4,225	4,497	7,148	11,569

Total operating revenues	597,440	351,669	1,091,115	789,451

Operating expenses:
Marketing	161,049	117,309	315,947	253,931
Production:
Lease operating	13,726	16,384	26,337	33,779
Workover and other	4,308	1,571	9,184	3,949
Taxes other than income	17,314	5,260	29,579	18,020
Gathering, transportation and other	25,908	24,343	43,513	52,499
General and administrative	50,738	43,495	91,481	75,529
Depletion, depreciation and amortization	197,260	101,338	358,781	206,106

Total operating expenses	470,303	309,700	874,822	643,813

Income from operations	127,137	41,969	216,293	145,638
Other income (expenses):
Net gain (loss) on derivative contracts	83,507	(16,625)	32,600	198,078
Interest expense and other	(88,593)	(66,241)	(174,639)	(129,087)

Total other income (expenses)	(5,086)	(82,866)	(142,039)	68,991

Income (loss) from continuing operations before income taxes	122,051	(40,897)	74,254	214,629
Income tax (provision) benefit	(46,543)	15,793	(28,221)	(83,441)

Income (loss) from continuing operations, net of income taxes	75,508	(25,104)	46,033	131,188
Loss from discontinued operations, net of income taxes	(752)	(508)	(3,159)	(665)

Net income (loss)	$74,756	$(25,612)	$42,874	$130,523

Net income (loss) per share:
Basic:
Continuing operations	$0.25	$(0.08)	$0.15	$0.44
Discontinued operations	—	(0.01)	(0.01)	(0.01)

Total	$0.25	$(0.09)	$0.14	$0.43

Diluted:
Continuing operations	$0.24	$(0.08)	$0.15	$0.43
Discontinued operations	—	(0.01)	(0.01)	—

Total	$0.24	$(0.09)	$0.14	$0.43

Weighted average shares outstanding:
Basic	301,603	300,426	301,321	300,292

Diluted	305,463	300,426	305,094	302,712

(1)
See further discussion at Note 15, "Restatement of Quarterly Unaudited Condensed Consolidated Financial Statements."

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2011 Restated(1)	December 31, 2010 Restated(1)
Current assets:
Cash	$1,655	$1,591
Accounts receivable	468,270	356,597
Receivables from derivative contracts	154,308	217,018
Prepaids and other	50,054	62,831

Total current assets	674,287	638,037

Oil and natural gas properties (full cost method):
Evaluated	9,152,679	7,520,446
Unevaluated	2,494,353	2,387,037

Gross oil and natural gas properties	11,647,032	9,907,483
Less—accumulated depletion	(5,117,172)	(4,774,579)

Net oil and natural gas properties	6,529,860	5,132,904

Other operating property and equipment:
Gas gathering systems and equipment	723,874	593,388
Other operating assets	71,021	55,315

Gross other operating property and equipment	794,895	648,703
Less—accumulated depreciation	(41,511)	(27,635)

Net other operating property and equipment	753,384	621,068

Other noncurrent assets:
Goodwill	932,802	932,802
Other intangible assets, net of amortization	83,816	89,342
Debt issuance costs, net of amortization	64,926	45,941
Deferred income taxes	268,469	316,546
Receivables from derivative contracts	38,605	41,721
Assets held for sale	—	74,448
Other	4,608	6,944

Total assets	$9,350,757	$7,899,753

Current liabilities:
Accounts payable and accrued liabilities	$1,032,375	$787,238
Deferred income taxes	14,683	45,815
Liabilities from derivative contracts	16,101	5,820
Payable to KinderHawk Field Services LLC	600	976
Payable on financing arrangement	7,397	7,052
Long-term debt	15,556	14,790

Total current liabilities	1,086,712	861,691

Long-term debt	3,766,380	2,612,852
Other noncurrent liabilities:
Liabilities from derivative contracts	14,789	13,575
Asset retirement obligations	38,923	31,741
Payable on financing arrangement	933,466	933,811
Other	604	544
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: 500,000,000 shares of $.001 par value authorized; 303,896,636 and 302,489,501 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	304	302
Additional paid-in capital	4,653,077	4,631,609
Accumulated deficit	(1,143,498)	(1,186,372)

Total stockholders' equity	3,509,883	3,445,539

Total liabilities and stockholders' equity	$9,350,757	$7,899,753

(1)
See further discussion at Note 15, "Restatement of Quarterly Unaudited Condensed Consolidated Financial Statements."

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011 Restated(1)	2010 Restated(1)
Cash flows from operating activities:
Net income	$42,874	$130,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	357,433	208,722
Income tax provision	26,268	83,017
Loss on sale	3,950	—
Stock-based compensation	14,300	10,397
Net unrealized gain on derivative contracts	83,909	(102,671)
Other operating	18,914	16,757
Change in assets and liabilities:
Accounts receivable	(120,801)	(27,025)
Prepaids and other	12,777	(18,538)
Accounts payable and accrued liabilities	98,190	14,075
Payable to KinderHawk Field Services LLC	(376)	(12,885)
Other	2,593	17,154

Net cash provided by operating activities	540,031	319,526

Cash flows from investing activities:
Oil and natural gas capital expenditures	(1,674,519)	(1,206,288)
Proceeds received from sale of oil and natural gas properties	76,109	491,094
Proceeds received from sale of Fayetteville gas gathering systems	76,898	—
Marketable securities purchased	(330,000)	(978,006)
Marketable securities redeemed	330,000	697,000
Increase in restricted cash	(295,748)	(75,005)
Decrease in restricted cash	295,748	231,523
Other operating property and equipment capital expenditures	(134,653)	(173,840)

Net cash used in investing activities	(1,656,165)	(1,013,522)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,941	1,276
Proceeds from borrowings	3,679,500	942,000
Repayment of borrowings	(2,539,262)	(1,165,780)
Increase in payable on financing arrangement	—	921,408
Debt issuance costs	(24,861)	(704)
Other	(4,120)	(3,573)

Net cash provided by financing activities	1,116,198	694,627

Net increase in cash	64	631
Cash at beginning of period	1,591	1,511

Cash at end of period	$1,655	$2,142

(1)
See further discussion at Note 15, "Restatement of Quarterly Unaudited Condensed Consolidated Financial Statements."

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

        Gas gathering systems and equipment as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011(1)	December 31, 2010(1)(2)
	(In thousands)
Gas gathering systems and equipment	$723,874	$748,112
Less—accumulated depreciation	(21,415)	(22,170)

Net gas gathering systems and equipment	$702,459	$725,942

(1)
Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. As of June 30, 2011 and December 31, 2010, the table above includes approximately $427.3 million and $434.6 million, respectively, attributed to the net carrying value of the assets contributed to KinderHawk.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

Payable on Financing Arrangement

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk on May 21, 2010 for a 50% membership interest and approximately $917 million in cash is accounted for in accordance with ASC 360-20. Due to the gathering agreement entered into with the formation of KinderHawk, which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. Under the financing method for a failed sale of in substance real estate, on May 21, 2010, the Company recorded a financing obligation on the unaudited condensed consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the financing obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to the joint venture partner, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. The balance of the Company's financing obligation as of June 30, 2011 and December 31, 2010, was approximately $940.9 million, of which approximately $7.4 million and $7.1 million was classified as current for each respective period end.

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

Hawk Field Services, LLC Joint Venture

        On May 21, 2010, Hawk Field Services, LLC (Hawk Field Services), a wholly owned subsidiary of Petrohawk, and KM Gathering LLC (KM Gathering), an affiliate of Kinder Morgan Energy Partners, L.P. (Kinder Morgan), a publicly traded master limited partnership, formed a new joint venture pursuant to a Formation and Contribution Agreement (Contribution Agreement). The new joint venture entity, KinderHawk, engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. Pursuant to the Contribution Agreement, Hawk Field Services contributed to KinderHawk its Haynesville Shale gathering and treating business in Northwest Louisiana, and Kinder Morgan contributed approximately $917 million in cash ($875 million for a 50% membership interest in KinderHawk and $42 million for certain closing adjustments including 2010 capital expenditures through the closing date) to KinderHawk. Each of Hawk Field Services and Kinder Morgan own a 50% membership interest in KinderHawk. KinderHawk distributed approximately $917 million to Hawk Field Services. The joint venture had an economic effective date of January 1, 2010, and Hawk Field Services continued to operate the business until September 30, 2010, at which date Hawk Field Services and Kinder Morgan terminated the transition services agreement and KinderHawk assumed operations of the joint venture. In connection with the joint venture transaction the Company entered into a gathering agreement with KinderHawk which requires the Company to deliver natural gas to KinderHawk from dedicated lease acreage for the life of the dedicated lease acreage, or approximately 30 years, and includes a minimum delivery commitment over a five-year period.

        On July 1, 2011, the Company transferred its remaining 50% membership interest in KinderHawk to Kinder Morgan. See Note 14, "Subsequent Events," for further discussion.

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

Other

        On July 14, 2011, the Company entered into an agreement and plan of merger (Merger Agreement) with BHP Billiton Limited, a corporation organized under the laws of Victoria, Australia (Guarantor), BHP Billiton Petroleum (North America) Inc., a Delaware corporation (Parent) and a wholly owned subsidiary of Guarantor, and North America Holdings II Inc., a Delaware corporation (Merger Sub) and a wholly owned subsidiary of Parent, pursuant to which Merger Sub will commence an offer (Offer) to acquire all of the outstanding shares of the Company's common stock, par value $0.001 per share (Shares), for $38.75 per share, net to the seller in cash, without interest. The Offer commenced on July 25, 2011 and is expected to remain open until August 19, 2011, subject to extension under certain circumstances. If the Offer is consummated, it may result in a change of control under the indentures governing the Company's senior notes discussed above. See Note 14, "Subsequent Events" for further information.

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

(1)
On May 21, 2010, the Company created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of this transaction, the Company is committed to fund up to an additional $41.4 million, as of June 30, 2011, in capital during 2011 in the event KinderHawk requires capital to finance its planned capital expenditures. This obligation is not reflected in the amounts shown in the above table. On July 1, 2011, in conjunction with the closing of the Company's sale of its remaining 50% membership interest in KinderHawk, the balance of the Company's capital commitment to KinderHawk was relieved. See Note 14, "Subsequent Events" for more details. In addition to the capital commitment, the Company is obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales in North

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

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

        The KinderHawk joint venture, as discussed above, is accounted for as a failed sale of in substance real estate in accordance with ASC 360-20. Due to the gathering agreement which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. As a result of the failed sale, the Company recorded a financing obligation, representing the proceeds received, under the financing method of real estate accounting. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. The balance of the Company's financing obligation as of June 30, 2011, was approximately $940.9 million, of which approximately $7.4 million was classified as current. This obligation is not reflected in the amounts shown in the table above.

Contingencies

        From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued based on the Company's best estimate of the potential loss. While the outcome and impact of currently pending legal proceedings cannot be determined, the Company's management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the Company's unaudited condensed consolidated operating results, financial position or cash flows. Please refer to Part II. Other Information, Item 1. Legal Proceedings in our Quarterly Report on Form 10-Q as filed on August 3, 2011 for further information on pending cases.

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

        At June 30, 2011, the Company had 109 open commodity derivative contracts summarized in the tables below: 11 natural gas swap arrangements, 76 natural gas collar arrangements, 21 crude oil collar arrangements, and one natural gas liquids swap (which was an ethane swap). Derivative commodity contracts settle based on NYMEX WTI and Henry Hub prices, or the applicable information service for the Company's natural gas liquids contracts, which may have differed from the actual price received by the Company for the sale of its oil, natural gas and natural gas liquids production.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10. EARNINGS PER SHARE

        The following represents the calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Basic
Income (loss) from continuing operations, net of income taxes	$75,508	$(25,104)	$46,033	$131,188

Weighted average basic number of shares outstanding	301,603	300,426	301,321	300,292

Basic income (loss) from continuing operations, net of income taxes per share	$0.25	$(0.08)	$0.15	$0.44

Diluted
Income (loss) from continuing operations, net of income taxes	$75,508	$(25,104)	$46,033	$131,188

Weighted average basic number of shares outstanding	301,603	300,426	301,321	300,292
Common stock equivalent shares representing shares issuable upon exercise of stock options and stock appreciation rights	2,474	Anti-dilutive	2,387	1,284
Common stock equivalent shares representing shares included upon vesting of restricted shares	1,386	Anti-dilutive	1,386	1,136

Weighted average diluted number of shares outstanding	305,463	300,426	305,094	302,712

Diluted income (loss) from continuing operations, net of income taxes per share	$0.24	$(0.08)	$0.15	$0.43

        Common stock equivalents, including stock options and stock appreciation rights (SARS), totaling 0.1 million shares were not included in the computations of diluted earnings per share of common stock for the three and six months ended June 30, 2011, because the grant prices were greater than the average market price of the common shares. Common stock equivalents, including stock options and SARS, totaling 10.1 million shares were not included in the computations of diluted earnings per share because the effect would have been anti-dilutive for the three months ended June 30, 2010 due to the net loss. Common stock equivalents, including stock options and SARS, totaling 0.2 million shares were not included in the computations of diluted earnings per share because the effect would have been anti-dilutive for the six months ended June 30, 2010 because the grant prices were greater than the average market price of the common shares.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. ADDITIONAL FINANCIAL INFORMATION

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

        The Company's oil and natural gas segment and midstream segment revenues and expenses include intersegment transactions, which are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all intercompany transactions. The accounting policies of the reporting segments are the same as those described in the "Summary of Significant Events and Accounting Policies" in Note 1 of the 2010 Annual Report on Form 10-K and Amendment No.1 to the Annual Report on Form 10-K.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. SEGMENTS (Continued)

        Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Oil and Natural Gas	Midstream	Intersegment Eliminations	Consolidated Total
For the three months ended June 30, 2011:
Revenues	$593,215	$4,225	$—	$597,440
Intersegment revenues	—	25,326	(25,326)	—

Total revenues	$593,215	$29,551	$(25,326)	$597,440
Gathering, transportation and other	(46,341)	(4,893)	25,326	(25,908)
Depletion, depreciation and amortization	(191,308)	(5,952)	—	(197,260)
General and administrative	(45,801)	(4,937)	—	(50,738)
Interest (expense) income and other	(67,954)	(20,639)	—	(88,593)
Income (loss) from continuing operations before income taxes	$129,774	$(7,723)	$—	$122,051
Total assets(1)	$8,332,103	$1,046,513	$(27,859)	$9,350,757
Payable on financing arrangement(2)	$—	$940,863	$—	$940,863
Capital expenditures	$(1,004,720)	$(67,239)	$—	$(1,071,959)
For the three months ended June 30, 2010:
Revenues	$347,172	$4,497	$—	$351,669
Intersegment revenues	—	17,782	(17,782)	—

Total revenues	$347,172	$22,279	$(17,782)	$351,669
Gathering, transportation and other	(38,117)	(4,008)	17,782	(24,343)
Depletion, depreciation and amortization	(99,326)	(2,012)	—	(101,338)
General and administrative	(32,374)	(11,121)	—	(43,495)
Interest (expense) income and other	(62,850)	(3,391)	—	(66,241)
Loss from continuing operations before income taxes	$(42,076)	$1,179	$—	$(40,897)
Total assets	$6,678,605	$1,019,426	$(27,643)	$7,670,388
Payable on financing arrangement(2)	$—	$921,408	$—	$921,408
Capital expenditures	$(572,951)	$(95,587)	$—	$(668,538)

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. SEGMENTS (Continued)

	Oil and Natural Gas	Midstream	Intersegment Eliminations	Consolidated Total
For the six months ended June 30, 2011:
Revenues	$1,083,967	$7,148	$—	$1,091,115
Intersegment revenues	—	45,957	(45,957)	—

Total revenues	$1,083,967	$53,105	$(45,957)	$1,091,115
Gathering, transportation and other	(81,015)	(8,455)	45,957	(43,513)
Depletion, depreciation and amortization	(347,490)	(11,291)	—	(358,781)
General and administrative	(82,950)	(8,531)	—	(91,481)
Interest (expense) income and other	(135,482)	(39,157)	—	(174,639)
Income (loss) from continuing operations before income taxes	$90,272	$(16,018)	$—	$74,254
Total assets(1)	$8,332,103	$1,046,513	$(27,859)	$9,350,757
Payable on financing arrangement(2)	$—	$940,863	$—	$940,863
Capital expenditures	$(1,696,537)	$(112,635)	$—	$(1,809,172)
For the six months ended June 30, 2010:
Revenues	$777,882	$11,569	$—	$789,451
Intersegment revenues	—	39,947	(39,947)	—

Total revenues	$777,882	$51,516	$(39,947)	$789,451
Gathering, transportation and other	(82,571)	(9,875)	39,947	(52,499)
Depletion, depreciation and amortization	(201,211)	(4,895)	—	(206,106)
General and administrative	(62,909)	(12,620)	—	(75,529)
Interest (expense) income and other	(126,864)	(2,223)	—	(129,087)
Income from continuing operations before income taxes	$194,005	$20,624	$—	$214,629
Total assets	$6,678,605	$1,019,426	$(27,643)	$7,670,388
Payable on financing arrangement(2)	$—	$921,408	$—	$921,408
Capital expenditures	$(1,217,323)	$(162,805)	$—	$(1,380,128)

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

(2)
Includes current portion of $7.4 million and $6.6 million for the period ended June 30, 2011 and 2010, respectively.

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

        The following table contains summarized income statement information for the Fayetteville Shale midstream operations and other operating property and equipment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues	$—	$2,377	$153	$4,911
Operating expenses	56	3,212	43	5,999
Loss on sale	(1,166)	—	(5,222)	—

Loss from discontinued operations, before income taxes	(1,222)	(835)	(5,112)	(1,088)
Income tax benefit	470	327	1,953	423

Loss from discontinued operations, net of income taxes	$(752)	$(508)	$(3,159)	$(665)

14. SUBSEQUENT EVENTS

Agreement and Plan of Merger with BHP Billiton Limited

        On July 14, 2011, the Company entered into an agreement and plan of merger (Merger Agreement) with BHP Billiton Limited, a corporation organized under the laws of Victoria, Australia (Guarantor), BHP Billiton Petroleum (North America) Inc., a Delaware corporation (Parent) and a wholly owned subsidiary of Guarantor, and North America Holdings II Inc., a Delaware corporation (Merger Sub) and a wholly owned subsidiary of Parent, pursuant to which Merger Sub will commence an offer (Offer) to acquire all of the outstanding shares of the Company's common stock, par value $0.001 per share (Shares), for $38.75 per share, net to the seller in cash, without interest. The Offer

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

14. SUBSEQUENT EVENTS (Continued)

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

Midstream Transactions

        On July 1, 2011, Petrohawk, Hawk Field Services, and EagleHawk Field Services LLC (EagleHawk), a wholly owned subsidiary of Petrohawk (Petrohawk, Hawk Field Services and

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

14. SUBSEQUENT EVENTS (Continued)

EagleHawk being collectively referred to herein as, the Company), closed previously announced transactions with KM Gathering and KM Eagle Gathering LLC (Eagle Gathering), each of which is an affiliate of Kinder Morgan, in which Hawk Field Services transferred (i) its remaining 50% membership interest in KinderHawk to KM Gathering and (ii) a 25% interest in EagleHawk to Eagle Gathering, in exchange for aggregate cash consideration after closing adjustments, of approximately $836 million, subject to post-closing purchase price adjustments. In conjunction with the closing of the transactions, the balance of the Company's capital commitment to KinderHawk was relieved. This remaining capital commitment was approximately $41.4 million as of June 30, 2011. The Company's commitment to deliver certain minimum annual volumes of natural gas through the Haynesville gathering system through May 2015 was not relieved in the sale of the remaining 50% membership interest in KinderHawk. The effective date of the transactions is July 1, 2011.

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

Senior Credit Agreement Amendment

        Effective July 1, 2011, the Company amended its existing credit facility, the Senior Credit Agreement, dated August 2, 2010 by entering into the Fourth Amendment to the Fifth Amended and Restated Senior Revolving Credit Agreement (the Fourth Amendment). The Fourth Amendment was entered into to facilitate the closing of the EagleHawk joint venture. The Fourth Amendment, among other things, permitted Hawk Field Services to: convey its Eagle Ford Shale gathering and treating business in South Texas to EagleHawk; transfer a 25% equity interest in EagleHawk to Kinder Morgan; enter into and abide by the terms of the operative documents governing the formation and operation of EagleHawk, and reaffirmed the oil and gas component of the Company's borrowing base under the Senior Credit Agreement at $1.8 billion, while reducing to zero the midstream component of the Company's borrowing base.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. RESTATEMENT OF QUARTERLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated statement of operations for the three months ended June 30, 2011 which are impacted by the restatement (in thousands):

	Three Months Ended June 30, 2011
	Amount as Previously Reported	Adjustments	Restated Amount
Midstream revenues	$1,865	$2,360	$4,225
Total operating revenues	595,080	2,360	597,440
Taxes other than income expense	16,779	535	17,314
Gathering, transportation and other expense	66,901	(40,993)	25,908
General and administrative expense	50,302	436	50,738
Depletion, depreciation and amortization expense	192,808	4,452	197,260
Total operating expenses	505,873	(35,570)	470,303
Amortization of deferred gain	46,508	(46,508)	—
Income from operations	135,715	(8,578)	127,137
Interest expense and other	(67,019)	(21,574)	(88,593)
Equity investment income	17,339	(17,339)	—
Total other income (expenses)	33,827	(38,913)	(5,086)
Income from continuing operations before income taxes	169,542	(47,491)	122,051
Income tax provision	(64,660)	18,117	(46,543)
Income from continuing operations, net of income taxes	104,882	(29,374)	75,508
Loss from discontinued operations, net of income taxes	(753)	1	(752)
Net income	$104,129	$(29,373)	$74,756
Net income (loss) per share:
Basic:
Continuing operations	$0.35	$(0.10)	$0.25
Total	$0.35	$(0.10)	$0.25
Diluted:
Continuing operations	$0.34	$(0.10)	$0.24
Total	$0.34	$(0.10)	$0.24
Weighted average shares outstanding:
Diluted	305,464	(1)	305,463

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. RESTATEMENT OF QUARTERLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated statement of operations for the three months ended June 30, 2010 which are impacted by the restatement (in thousands):

	Three Months Ended June 30, 2010
	Amount as Previously Reported	Adjustments	Restated Amount
Midstream revenues	$3,954	$543	$4,497
Total operating revenues	351,126	543	351,669
Taxes other than income expense	5,111	149	5,260
Gathering, transportation and other expense	33,299	(8,956)	24,343
General and administrative expense	43,100	395	43,495
Depletion, depreciation and amortization expense	99,855	1,483	101,338
Total operating expenses	316,629	(6,929)	309,700
Amortization of deferred gain	64,367	(64,367)	—
Income from operations	98,864	(56,895)	41,969
Interest expense and other	(61,533)	(4,708)	(66,241)
Equity investment income	2,047	(2,047)	—
Total other income (expenses)	(76,111)	(6,755)	(82,866)
Income from continuing operations before income taxes	22,753	(63,650)	(40,897)
Income tax provision	(8,741)	24,534	15,793
Income from continuing operations, net of income taxes	14,012	(39,116)	(25,104)
Loss from discontinued operations, net of income taxes	(517)	9	(508)
Net income	$13,495	$(39,107)	$(25,612)
Net income (loss) per share:
Basic:
Continuing operations	$0.05	$(0.13)	$(0.08)
Total	$0.04	$(0.13)	$(0.09)
Diluted:
Continuing operations	$0.05	$(0.13)	$(0.08)
Total	$0.04	$(0.13)	$(0.09)
Weighted average shares outstanding:
Diluted	302,446	(2,020)	300,426

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. RESTATEMENT OF QUARTERLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated statement of operations for the six months ended June 30, 2011 which are impacted by the restatement (in thousands):

	Six Months Ended June 30, 2011
	Amount as Previously Reported	Adjustments	Restated Amount
Midstream revenues	$2,837	$4,311	$7,148
Total operating revenues	1,086,804	4,311	1,091,115
Taxes other than income expense	28,514	1,065	29,579
Gathering, transportation and other expense	119,796	(76,283)	43,513
General and administrative expense	90,277	1,204	91,481
Depletion, depreciation and amortization expense	350,120	8,661	358,781
Total operating expenses	940,175	(65,353)	874,822
Amortization of deferred gain	94,976	(94,976)	—
Income from operations	241,605	(25,312)	216,293
Interest expense and other	(133,822)	(40,817)	(174,639)
Equity investment income	30,910	(30,910)	—
Total other income (expenses)	(70,312)	(71,727)	(142,039)
Income from continuing operations before income taxes	171,293	(97,039)	74,254
Income tax provision	(65,231)	37,010	(28,221)
Income from continuing operations, net of income taxes	106,062	(60,029)	46,033
Loss from discontinued operations, net of income taxes	(3,161)	2	(3,159)
Net income	$102,901	$(60,027)	$42,874
Net income (loss) per share:
Basic:
Continuing operations	$0.35	$(0.20)	$0.15
Total	$0.34	$(0.20)	$0.14
Diluted:
Continuing operations	$0.35	$(0.20)	$0.15
Total	$0.34	$(0.20)	$0.14
Weighted average shares outstanding:
Diluted	305,101	(7)	305,094

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. RESTATEMENT OF QUARTERLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated statement of operations for the six months ended June 30, 2010 which are impacted by the restatement (in thousands):

	Six Months Ended June 30, 2010
	Amount as Previously Reported	Adjustments	Restated Amount
Midstream revenues	$11,026	$543	$11,569
Total operating revenues	788,908	543	789,451
Taxes other than income expense	17,871	149	18,020
Gathering, transportation and other expense	61,455	(8,956)	52,499
General and administrative expense	75,134	395	75,529
Depletion, depreciation and amortization expense	204,623	1,483	206,106
Total operating expenses	650,742	(6,929)	643,813
Amortization of deferred gain	64,367	(64,367)	—
Income from operations	202,533	(56,895)	145,638
Interest expense and other	(124,379)	(4,708)	(129,087)
Equity investment income	2,047	(2,047)	—
Total other income (expenses)	75,746	(6,755)	68,991
Income from continuing operations before income taxes	278,279	(63,650)	214,629
Income tax provision	(107,975)	24,534	(83,441)
Income from continuing operations, net of income taxes	170,304	(39,116)	131,188
Loss from discontinued operations, net of income taxes	(674)	9	(665)
Net income	$169,630	$(39,107)	$130,523
Net income (loss) per share:
Basic:
Continuing operations	$0.57	$(0.13)	$0.44
Total	$0.56	$(0.13)	$0.43
Diluted:
Continuing operations	$0.56	$(0.13)	$0.43
Total	$0.56	$(0.13)	$0.43
Weighted average shares outstanding:
Diluted	302,715	(3)	302,712

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. RESTATEMENT OF QUARTERLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated balance sheet as of June 30, 2011 which are impacted by the restatement (in thousands):

	June 30, 2011
	Amount as Previously Reported	Adjustments	Restated Amount
Gas gathering systems and equipment	$280,858	$443,016	$723,874
Gross other operating property and equipment	351,879	443,016	794,895
Less—accumulated depreciation	(25,757)	(15,754)	(41,511)
Net other operating property and equipment	326,122	427,262	753,384
Deferred income taxes—noncurrent asset	173,617	94,852	268,469
Equity investment	211,990	(211,990)	—
Total assets	9,040,633	310,124	9,350,757
Deferred income taxes—current liability	17,503	(2,820)	14,683
Payable on financing arrangement—current	—	7,397	7,397
Total current liabilities	1,082,135	4,577	1,086,712
Deferred gain on sale	469,145	(469,145)	—
Payable on financing arrangement—noncurrent	—	933,466	933,466
Accumulated deficit	(984,724)	(158,774)	(1,143,498)
Total stockholders' equity	3,668,657	(158,774)	3,509,883
Total liabilities and stockholders' equity	$9,040,633	$310,124	$9,350,757

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15. RESTATEMENT OF QUARTERLY UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2011 which are impacted by the restatement (in thousands):

	Six Months Ended June 30, 2011
	Amount as Previously Reported	Adjustments	Restated Amount
Cash flows from operating activities:
Net income	$102,901	$(60,027)	$42,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	350,120	7,313	357,433
Income tax provision	63,280	(37,012)	26,268
Amortization of deferred gain	(94,976)	94,976	—
Equity investment income	(30,910)	30,910	—
Distributions from equity affiliate	$36,160	$(36,160)	$—

        The following table presents the line item adjustments for the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2010 which are impacted by the restatement (in thousands):

	Six Months Ended June 30, 2010
	Amount as Previously Reported	Adjustments	Restated Amount
Cash flows from operating activities:
Net income	$169,630	$(39,107)	$130,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	207,249	1,473	208,722
Income tax provision	107,561	(24,544)	83,017
Amortization of deferred gain	(64,367)	64,367	—
Equity investment income	(2,047)	2,047	—
Distributions from equity affiliate	4,236	(4,236)	—
Cash flows from investing activities:
Proceeds received from the contribution of Haynesville gas gathering systems	921,408	(921,408)	—
Net cash used in investing activities	(92,114)	(921,408)	(1,013,522)
Cash flows from financing activities:
Increase in payable on financing arrangement	—	921,408	921,408
Net cash provided by (used in) financing activities	$(226,781)	$921,408	$694,627

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

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Management's discussion and analysis has been revised for the effects of the restatement. For further discussion of the restatement, see Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 15, "Restatement of Quarterly Unaudited Condensed Consolidated Financial Statements."

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

        On July 1, 2011, we along with our subsidiaries Hawk Field Services and EagleHawk Field Services LLC (EagleHawk), closed previously announced transactions with KM Gathering LLC (KM Gathering) and KM Eagle Gathering LLC (Eagle Gathering), each of which is an affiliate of Kinder Morgan Energy Partners, L.P. (Kinder Morgan), a publicly traded master limited partnership, in which Hawk Field Services transferred (i) its remaining 50% membership interest in KinderHawk to KM Gathering and (ii) a 25% interest in EagleHawk to Eagle Gathering, in exchange for aggregate cash consideration after closing adjustments, of approximately $836 million, subject to post-closing purchase price adjustments. In conjunction with the closing of these transactions, our remaining capital commitment to KinderHawk was relieved. This remaining capital commitment was approximately $41.4 million as of June 30, 2011. Our commitment to deliver certain minimum annual volumes of natural gas through the Haynesville gathering system through May 2015 was not relieved in the sale of the remaining 50% membership interest in KinderHawk. EagleHawk is a newly formed entity managed by Hawk Field Services that engages in the natural gas midstream business in the Eagle Ford Shale in South Texas. At the closing of the transactions, EagleHawk holds our gathering and treating assets and business serving our Hawkville and Black Hawk fields in the Eagle Ford Shale. EagleHawk has agreements with us covering gathering and treating and pursuant to which we dedicate our production from our Eagle Ford Shale leases.

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

        Our 2011 capital budget is focused on the development of non-proved reserve locations in our Haynesville, Lower Bossier, and Eagle Ford Shale plays so that we can hold our acreage in these areas. Capital spending for 2011 was initially estimated at $2.3 billion, of which $1.9 billion was allocated for drilling and completions, $200 million was allocated for midstream operations and $200 million was allocated for potential acquisitions. Our estimated capital expenditures for drilling and completions was increased to $2.0 billion, our budget for potential acquisitions was increased to $600 million due to our addition of acreage in the Permian Basin as discussed above, and our budget for midstream operations was increased to $250 million to accommodate accelerated operations in the Eagle Ford Shale. Of the $2.0 billion budget for drilling and completions, $950 million is planned for the Haynesville and Lower Bossier Shales, which we expect will fulfill our lease-holding goals, $950 million is budgeted for the Eagle Ford Shale, $75 million is planned for the Permian Basin and $25 million is planned for various other projects. Our 2011 drilling and completion budget contemplates an increase in drilling activity in the Eagle Ford Shale throughout the year, a significant decrease in the Haynesville Shale operated rig count in the second half of the year as our lease-holding activities are substantially completed, and the beginning of the development of our new Permian Basin acreage. Our 2011 program will emphasize the development of our extensive condensate-rich properties, largely in the Eagle Ford Shale, and a shift away from dry gas development in our core areas. Our drilling and completion budget for 2011 is based on our current view of market conditions, our objective of accelerating development of certain areas of our Eagle Ford Shale position, and our desire to reduce capital allocated to pure natural gas drilling once our Haynesville Shale lease-holding activities are effectively completed.

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

        Effective July 1, 2011, we amended our Senior Credit Agreement by entering into the Fourth Amendment to the Fifth Amended and Restated Senior Revolving Credit Agreement (the Fourth Amendment). The Fourth Amendment was entered into to facilitate the closing of the EagleHawk joint venture. The Fourth Amendment, among other things, allows Hawk Field Services to: convey its Eagle Ford Shale gathering and treating business in South Texas to EagleHawk; transfer a 25% equity interest in EagleHawk to Kinder Morgan; enter into and abide by the terms of the operative documents governing the formation and operation of EagleHawk, and reaffirms the oil and gas component of our borrowing base under the Senior Credit Agreement at $1.8 billion, while reducing to zero the midstream component of our borrowing base.

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

        In conjunction with the KinderHawk joint venture (a joint venture in which our wholly owned subsidiary, Hawk Field Services, and Kinder Morgan each own a 50% membership interest), we are committed to fund up to an additional $41.4 million, as of June 30, 2011, in capital contributions to KinderHawk during 2011, if required by KinderHawk to fund its capital expenditures. On July 1, 2011, in conjunction with the closing of the sale of our remaining 50% membership interest in KinderHawk, the balance of our capital commitment to KinderHawk was relieved. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 14, "Subsequent Events" for more details.

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

        Net increase in cash is summarized as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows provided by operating activities	$540,031	$319,526
Cash flows used in investing activities	(1,656,165)	(1,013,522)
Cash flows provided by financing activities	1,116,198	694,627

Net increase in cash	$64	$631

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

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, inclusive of acquisitions and net of dispositions. Cash used in investing activities was $1.7 billion and $1.0 billion for the six months ended June 30, 2011 and 2010, respectively.

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

        Financing Activities.    Net cash flows provided by financing activities were $1.1 billion and $694.6 million for the six months ended June 30, 2011 and 2010, respectively.

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

(1)
On May 21, 2010, we created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of this transaction, we are committed to fund up to an additional $41.4 million, as of June 30, 2011, in capital during 2011 in the event KinderHawk requires capital to finance its planned capital expenditures. This obligation is not reflected in the amounts shown in the above table. On July 1, 2011, in conjunction with the closing of the sale of our remaining 50% membership interest in KinderHawk, the balance of our capital commitment to KinderHawk was relieved. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 14, "Subsequent Events" for more details. In addition to the capital commitment, we are obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales in North Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. This obligation is not reflected in the amounts shown in the table above. Our obligation to deliver minimum annual quantities of natural gas to KinderHawk through May 2015 will remain in effect despite the sale of our remaining 50% membership interest in KinderHawk on July 1, 2011. We pay to KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor.

        One of our gathering and transportation commitments, excluded from the table above, is our obligation to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from our operated wells producing from the Haynesville and Lower Bossier Shales, within specified acreage in Northwest Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. Our obligation to deliver minimum annual quantities of natural gas to KinderHawk through May 2015 remains in effect following the sale of our remaining 50% membership interest in KinderHawk on July 1, 2011.The minimum annual quantities per contract year are as follows:

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

        The KinderHawk joint venture, as discussed above, is accounted for as a failed sale of in substance real estate in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Subtopic 360-20, Property, Plant and Equipment—Real Estate Sales (ASC 360-20). Due to the gathering agreement entered into the with formation of KinderHawk, which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of our Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. As a result of the failed sale, we recorded a financing obligation, representing the proceeds received, under the financing method of real estate accounting. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangement," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as we deliver natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon our weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. The balance of our financing obligation as of June 30, 2011, was approximately $940.9 million, of which approximately $7.4 million was classified as current. This obligation is not reflected in the amounts shown in the table above.

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

Results of Operations

Quarters Ended June 30, 2011 and 2010

        We reported income from continuing operations, net of income taxes of $75.5 million for the three months ended June 30, 2011 compared to a loss from continuing operations, net of income taxes of $25.1 million for the same period in 2010, resulting in a net change of $100.6 million. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended June 30,
In thousands (except per unit and per Mcfe amounts)	2011	2010	Change
Income (loss) from continuing operations, net of income taxes	$75,508	$(25,104)	$100,612
Operating revenues:
Oil and natural gas	443,729	239,834	203,895
Marketing	149,486	107,338	42,148
Midstream	4,225	4,497	(272)
Operating expenses:
Marketing	161,049	117,309	43,740
Production:
Lease operating	13,726	16,384	(2,658)
Workover and other	4,308	1,571	2,737
Taxes other than income	17,314	5,260	12,054
Gathering, transportation and other:
Oil and natural gas	21,015	20,335	680
Midstream	4,893	4,008	885
General and administrative:
General and administrative	43,118	37,187	5,931
Stock-based compensation	7,620	6,308	1,312
Depletion, depreciation and amortization:
Depletion—Full cost	189,100	98,133	90,967
Depreciation—Midstream	5,866	1,992	3,874
Depreciation—Other	1,810	719	1,091
Accretion expense	484	494	(10)
Other income (expenses):
Net gain (loss) on derivative contracts	83,507	(16,625)	100,132
Interest expense and other	(88,593)	(66,241)	(22,352)
Income (loss) from continuing operations before income taxes
Oil and natural gas	129,774	(42,076)	171,850
Midstream	(7,723)	1,179	(8,902)
Income tax (provision) benefit	(46,543)	15,793	(62,336)
Production:
Natural gas—Mmcf	76,533	54,494	22,039
Crude oil—MBbl	986	225	761
Natural gas liquids—MBbl	559	179	380
Natural gas equivalent—Mmcfe(1)	85,803	56,918	28,885
Average daily production—Mmcfe(1)	943	625	318
Average price per unit(2):
Natural gas price—Mcf	$4.20	$3.97	$0.23
Crude oil price—Bbl	94.02	74.55	19.47
Natural gas liquids price—Bbl	48.56	36.30	12.26
Natural gas equivalent price—Mcfe(1)	5.14	4.21	0.93
Average cost per Mcfe:
Production:
Lease operating	0.16	0.29	(0.13)
Workover and other	0.05	0.03	0.02
Taxes other than income	0.20	0.09	0.11
Gathering, transportation and other:
Oil and natural gas	0.24	0.36	(0.12)
Midstream	0.06	0.07	(0.01)
General and administrative:
General and administrative	0.50	0.65	(0.15)
Stock-based compensation	0.09	0.11	(0.02)
Depletion	2.20	1.72	0.48

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

        We had gross revenues from our midstream segment of $29.5 million for the three months ended June 30, 2011 compared to the same period in 2010 of $22.3 million, an increase of $7.2 million. The increase was primarily attributed to the expansion of our gas gathering and treating systems in the Haynesville and Eagle Ford Shales. In addition, on May 21, 2010, we contributed our Haynesville Shale gas gathering and treating system to a new joint venture entity, KinderHawk in exchange for a 50% membership interest. We record KinderHawk's revenues, net of eliminations for intercompany amounts, in accordance with the financing method for a failed sale of in substance real estate. For the three months ended June 30, 2011, approximately $2.4 million of KinderHawk's revenues, after intercompany eliminations, were reported in midstream revenues on the unaudited condensed consolidated statements of operations. Gross revenues of $29.5 million also included $25.3 million of inter-segment revenues that were eliminated in consolidation. On a net basis, we had revenues of $4.2 million for the three months ended June 30, 2011, a decrease of $0.3 million from the prior year.

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

        Taxes other than income increased $12.1 million for the three months ended June 30, 2011 as compared to the same period in 2010. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a fixed rate based on production or as a percentage of gross oil and natural gas sales. Our increase in production in the current year was partially offset by severance tax refunds related to drilling incentives for horizontal wells in the Haynesville and Eagle Ford Shales. For the three months ended June 30, 2011, we recorded severance tax refunds totaling $3.1 million compared to $10.1 million in the prior year. On a per unit basis, excluding the severance tax refunds, taxes other than income decreased $0.03 per Mcfe to $0.24 per Mcfe compared to $0.27 per Mcfe in 2010. This adjusted decrease from the prior year comparable period is due to severance tax exemptions related to the drilling incentives as well as a reduction in the Louisiana statutory severance tax rate.

        Gathering, transportation and other expense attributable to our oil and natural gas production segment increased $0.7 million for the three months ended June 30, 2011 as compared to the same period in 2010. On a per unit basis, gathering, transportation and other expenses decreased $0.12 per Mcfe to $0.24 per Mcfe in the three months ended June 30, 2011 compared to $0.36 per Mcfe for the same period in 2010. This decrease is primarily due to the closing of our KinderHawk joint venture with Kinder Morgan on May 21, 2010. The joint venture is accounted for in accordance with the financing method for a failed sale of in substance real estate. Gathering and treating fees paid to KinderHawk are recorded as a reduction in the financing obligation and interest expense on the financing obligation.

        Gathering, transportation and other expenses attributable to our midstream segment increased $0.9 million for the three months ended June 30, 2011 compared to the same period in 2010. The increase was primarily attributed to the expansion of our gas gathering and treating systems in the Haynesville and Eagle Ford Shales. In addition, on May 21, 2010, we contributed our Haynesville Shale gas gathering and treating system to a new joint venture entity, KinderHawk in exchange for a 50% membership interest. We record KinderHawk's expenses in accordance with the financing method for a failed sale of in substance real estate. For the three months ended June 30, 2011, approximately $2.3 million of KinderHawk's expenses were reported in "Gathering, transportation and other" on the unaudited condensed consolidated statements of operations.

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

        Depreciation expense associated with our gas gathering systems increased $3.9 million to $5.9 million for the three months ended June 30, 2011 as compared to the same period in 2010. The increase was primarily due to the growth in our midstream operations segment from capital spending over the course of the year inclusive of capital spending associated with our KinderHawk joint venture. The KinderHawk joint venture is accounted for in accordance with the financing method for a failed sale of in substance real estate. Under the financing method, the historical basis of the Haynesville Shale gas gathering assets contributed to KinderHawk is carried on the unaudited condensed consolidated balance sheets and depreciated over the remaining useful life of the assets. We depreciate our gas gathering systems over a 30 year useful life commencing on the estimated placed in service date.

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

        Interest expense and other increased $22.4 million for the three months ended June 30, 2011 compared to the same period in 2010. The increase is primarily the result of our accounting for the KinderHawk joint venture under the financing method for a failed sale of in substance real estate. For the three months ended June 30, 2011, we recorded approximately $21.0 million of interest expense on the financing obligation. The increase also relates to the issuance of our 6.25% $600 million senior notes in the second quarter of 2011. Additionally, we had increased borrowings on our Senior Credit Agreement during the second quarter of 2011 compared to the same period in the prior year.

        We had an income tax provision of $46.5 million for the three months ended June 30, 2011 due to our income from continuing operations before income taxes of $122.1 million compared to an income tax benefit of $15.8 million due to our loss from continuing operations before income taxes of $40.9 million in the prior year. The effective tax rate for the three months ended June 30, 2011 was 38.1% compared to 38.6% for the three months ended June 30, 2010.

Results of Operations

Six Months Ended June 30, 2011 and 2010

        We reported income from continuing operations, net of income taxes of $46.0 million for the six months ended June 30, 2011 compared to income from continuing operations, net of income taxes of $131.2 million for the same period in 2010, resulting in a decrease of $85.2 million. The following table summarizes key items of comparison and their related change for the periods indicated.

	Six Months Ended June 30,
In thousands (except per unit and per Mcfe amounts)	2011	2010	Change
Income from continuing operations, net of income taxes	$46,033	$131,188	$(85,155)
Operating revenues:
Oil and natural gas	793,937	540,425	253,512
Marketing	290,030	237,457	52,573
Midstream	7,148	11,569	(4,421)
Operating expenses:
Marketing	315,947	253,931	62,016
Production:
Lease operating	26,337	33,779	(7,442)
Workover and other	9,184	3,949	5,235
Taxes other than income	29,579	18,020	11,559
Gathering, transportation and other:
Oil and natural gas	35,058	42,624	(7,566)
Midstream	8,455	9,875	(1,420)
General and administrative:
General and administrative	77,181	65,132	12,049
Stock-based compensation	14,300	10,397	3,903
Depletion, depreciation and amortization:
Depletion—Full cost	342,593	198,395	144,198
Depreciation—Midstream	11,142	4,813	6,329
Depreciation—Other	4,118	1,869	2,249
Accretion expense	928	1,029	(101)
Other income (expenses):
Net gain on derivative contracts	32,600	198,078	(165,478)
Interest expense and other	(174,639)	(129,087)	(45,552)
Income (loss) from continuing operations before income taxes
Oil and natural gas	90,272	194,005	(103,733)
Midstream	(16,018)	20,624	(36,642)
Income tax provision	(28,221)	(83,441)	55,220
Production:
Natural gas—Mmcf	143,430	109,269	34,161
Crude oil—MBbl	1,703	466	1,237
Natural gas liquids—MBbl	1,085	187	898
Natural gas equivalent—Mmcfe(1)	160,158	113,187	46,971
Average daily production—Mmcfe(1)	885	625	260
Average price per unit(2):
Natural gas price—Mcf	$4.07	$4.56	$(0.49)
Crude oil price—Bbl	90.64	74.93	15.71
Natural gas liquids price—Bbl	47.94	36.34	11.60
Natural gas equivalent price—Mcfe(1)	4.94	4.77	0.17
Average cost per Mcfe:
Production:
Lease operating	0.16	0.30	(0.14)
Workover and other	0.06	0.03	0.03
Taxes other than income	0.18	0.16	0.02
Gathering, transportation and other:
Oil and natural gas	0.22	0.38	(0.16)
Midstream	0.05	0.09	(0.04)
General and administrative:
General and administrative	0.48	0.58	(0.10)
Stock-based compensation	0.09	0.09	—
Depletion	2.14	1.75	0.39

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

        We had gross revenues from our midstream segment of $53.1 million for the six months ended June 30, 2011 compared to the same period in 2010 of $51.5 million, an increase of $1.6 million. The increase was primarily attributed to the expansion of our gas gathering and treating systems in the Haynesville and Eagle Ford Shales. In addition, on May 21, 2010, we contributed our Haynesville Shale gas gathering and treating system to a new joint venture entity, KinderHawk in exchange for a 50% membership interest. We record KinderHawk's revenues, net of eliminations for intercompany amounts, in accordance with the financing method for a failed sale of in substance real estate. For the six months ended June 30, 2011, approximately $4.3 million of KinderHawk's revenues, after intercompany eliminations, were reported in midstream revenues on the unaudited condensed consolidated statements of operations, compared to $0.5 million for the period ended June 30, 2010. Gross revenues of $53.1 million included $46.0 million of inter-segment revenues that were eliminated in consolidation. On a net basis, we had revenues of $7.1 million for the six months ended June 30, 2011, a decrease of $4.5 million from the prior year comparable period primarily due to the contribution of the gas gathering system and treating facilities in the Haynesville Shale to KinderHawk on May 21, 2010.

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

        Taxes other than income increased $11.6 million for the six months ended June 30, 2011 as compared to the same period in 2010. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a fixed rate based on production or as a percentage of gross oil and natural gas sales. Our increase in production in the current year was partially offset by severance tax refunds related to drilling incentives for horizontal wells in the

Haynesville and Eagle Ford Shales. For the six months ended June 30, 2011, we recorded severance tax refunds totaling $7.1 million compared to $17.8 million in the prior year. On a per unit basis, excluding the severance tax refunds, taxes other than income decreased $0.09 per Mcfe to $0.23 per Mcfe compared to $0.32 per Mcfe in 2010. This adjusted decrease from the prior year is due to severance tax exemptions related to the drilling incentives as well as a reduction in the Louisiana statutory severance tax rate.

        Gathering, transportation and other expense attributable to our oil and natural gas production segment decreased $7.6 million for the six months ended June 30, 2011 as compared to the same period in 2010. On a per unit basis, gathering, transportation and other expenses decreased $0.16 per Mcfe to $0.22 per Mcfe in the six months ended June 30, 2011 compared to $0.38 per Mcfe for the same period in 2010. This decrease is primarily due to the closing of our KinderHawk joint venture with Kinder Morgan on May 21, 2010. The joint venture is accounted for in accordance with the financing method for a failed sale of in substance real estate. Gathering and treating fees paid to KinderHawk are recorded as a reduction in the financing obligation and interest expense on the financing obligation.

        Gathering, transportation and other expenses attributable to our midstream segment decreased $1.4 million for the six months ended June 30, 2011 compared to the same period in 2010. On May 21, 2010 we contributed our gas gathering system and treating facilities in the Haynesville Shale to the joint venture entity, KinderHawk, in exchange for a 50% membership interest in the joint venture. We record KinderHawk's expenses in accordance with the financing method for a failed sale of in substance real estate. For the six months ended June 30, 2011, approximately $4.5 million of KinderHawk's expenses were reported in "Gathering, transportation and other" on the unaudited condensed consolidated statements of operations.

        General and administrative expense for the six months ended June 30, 2011 increased $12.0 million as compared to the same period in 2010. The increase is primarily attributable to an approximate $14.0 million increase in payroll and employee costs, including salaries, benefits and incentives associated with increases in our work force as a result of our continued growth. In addition, office-related expenses increased $1.4 million over the prior year comparable period. These increases were partially offset by a $5.5 million decrease in advisory service fees paid in conjunction with the KinderHawk transactions. These increases were also offset by a $2.0 million decrease in professional fees, primarily decreases in legal fees and settlements.

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

        Depreciation expense associated with our gas gathering systems increased $6.3 million to $11.1 million for the six months ended June 30, 2011 as compared to the same period in 2010. The increase was primarily due to the growth in our midstream operations segment from capital spending over the course of the year inclusive of capital spending associated with our KinderHawk joint venture. The KinderHawk joint venture is accounted for in accordance with the financing method for an in substance real estate transaction. Under the financing method, the historical basis of the Haynesville Shale gas gathering assets contributed to KinderHawk is carried on the unaudited condensed consolidated balance sheets and depreciated over the remaining useful life of the assets. We depreciate our gas gathering systems over a 30 year useful life commencing on the estimated placed in service date.

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

        Interest expense and other increased $45.6 million for the six months ended June 30, 2011 compared to the same period in 2010. The increase is primarily the result of our accounting for the KinderHawk joint venture under the financing method for a failed sale of in substance real estate. For the six months ended June 30, 11, we recorded approximately $40.0 million of interest expense on the financing obligation recorded. The increase also relates to the issuance of $600 million of our 6.25% senior notes due 2019 on May 20, 2011. Additionally, we had increased borrowings on our Senior Credit Agreement during the six months ended June 30, 2011 compared to the same period in the prior year.

        We had an income tax provision of $28.2 million for the six months ended June 30, 2011 due to our income from continuing operations before income taxes of $74.3 million compared to an income tax provision of $83.4 million due to our income from continuing operations before income taxes of $214.6 million in the prior year. The effective tax rate for the six months ended June 30, 2011 was 38.0% compared to 38.9% for the six months ended June 30, 2010.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

Item 4.    Controls and Procedures

        Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), in connection with the filing of our Form 10-Q on August 3, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.

        In connection with the restatement discussed in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 15, "Restatement of Quarterly Unaudited Condensed Consolidated Financial Statements," and the filing of this Amendment No. 1 to our Quarterly Report on Form 10-Q, our Principal Executive Officer and our Principal Financial Officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2011. Notwithstanding the material weakness, our Principal Executive Officer and our Principal Financial Officer have concluded that the unaudited condensed consolidated financial statements included in this Amendment No.1 to the Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

        As previously reported, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.24
Supplemental Indenture, dated May 31, 2011, among FracHawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.24 to our Quarterly Report on Form 10-Q filed on August 3, 2011).
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