Form 10-Q
period 2011-09-30
PETROHAWK ENERGY CORP
filed 2011-12-05
CIK 1059324

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

        The registrant is a wholly owned subsidiary of BHP Billiton Limited and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format as permitted by Instruction H(2).

Special note regarding forward-looking statements

        This Quarterly Report on Form 10-Q contains, and we may from time to time otherwise make in other public filings, press releases and presentations, forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the "Risk Factors" section of this report and in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010 and the other disclosures contained herein and therein, as well as the disclosures contained in Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 2010, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

  •
  our ability to successfully integrate our business with affiliates of BHP Billiton Limited;

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010 Restated(1)	2011	2010 Restated(1)
Operating revenues:
Oil and natural gas	$491,288	$280,328	$1,285,225	$820,753
Marketing	5,916	122,981	295,946	360,438
Midstream	5,019	4,860	12,167	16,429

Total operating revenues	502,223	408,169	1,593,338	1,197,620

Operating expenses:
Marketing	6,319	139,053	322,266	392,984
Production:
Lease operating	17,333	15,794	43,670	49,573
Workover and other	2,863	2,758	12,047	6,707
Taxes other than income	18,563	(2,995)	48,142	15,025
Gathering, transportation and other	56,223	24,047	99,736	76,546
General and administrative	132,982	40,974	224,463	116,503
Depletion, depreciation and amortization	231,726	109,987	590,507	316,093

Total operating expenses	466,009	329,618	1,340,831	973,431

Income from operations	36,214	78,551	252,507	224,189
Other income (expenses):
Net gain on derivative contracts	199,440	147,892	232,040	345,970
Interest expense and other	(108,658)	(125,858)	(283,297)	(254,945)

Total other income (expenses)	90,782	22,034	(51,257)	91,025

Income from continuing operations before income taxes	126,996	100,585	201,250	315,214
Income tax provision	(45,350)	(39,400)	(73,571)	(122,841)

Income from continuing operations, net of income taxes	81,646	61,185	127,679	192,373
Loss from discontinued operations, net of income taxes	(42)	(828)	(3,201)	(1,493)

Net income	$81,604	$60,357	$124,478	$190,880

(1)
See further discussion at Note 13, "Restatement."

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share amounts)

	September 30, 2011	December 31, 2010 Restated(1)
Current assets:
Cash	$100,925	$1,591
Accounts receivable	398,052	356,597
Receivables from derivative contracts	250,663	217,018
Prepaids and other	49,536	62,831

Total current assets	799,176	638,037

Oil and natural gas properties (full cost method):
Evaluated	9,819,839	7,520,446
Unevaluated	2,458,854	2,387,037

Gross oil and natural gas properties	12,278,693	9,907,483
Less—accumulated depletion	(5,339,688)	(4,774,579)

Net oil and natural gas properties	6,939,005	5,132,904

Other operating property and equipment:
Gas gathering systems and equipment	804,207	593,388
Other operating assets	94,893	55,315

Gross other operating property and equipment	899,100	648,703
Less—accumulated depreciation	(50,151)	(27,635)

Net other operating property and equipment	848,949	621,068

Other noncurrent assets:
Goodwill	932,802	932,802
Other intangible assets, net of amortization	81,053	89,342
Debt issuance costs, net of amortization	62,133	45,941
Deferred income taxes	281,622	316,546
Receivables from derivative contracts	46,247	41,721
Assets held for sale	—	74,448
Other	11,124	6,944

Total assets	$10,002,111	$7,899,753

Current liabilities:
Accounts payable and accrued liabilities	$886,310	$787,238
Deferred income taxes	51,898	45,815
Liabilities from derivative contracts	398	5,820
Payable to KinderHawk Field Services LLC	—	976
Payable on financing arrangements	16,809	7,052
Long-term debt	27,285	14,790

Total current liabilities	982,700	861,691

Long-term debt	3,250,842	2,612,852
Other noncurrent liabilities:
Liabilities from derivative contracts	—	13,575
Asset retirement obligations	44,075	31,741
Payable on financing arrangements	1,757,864	933,811
Other	649	544
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: 100 and 500,000,000 shares of $.001 par value authorized; 100 and 302,489,501 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	302
Additional paid-in capital	5,027,875	4,631,609
Accumulated deficit	(1,061,894)	(1,186,372)

Total stockholders' equity	3,965,981	3,445,539

Total liabilities and stockholders' equity	$10,002,111	$7,899,753

(1)
See further discussion at Note 13, "Restatement."

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010 Restated(1)
Cash flows from operating activities:
Net income	$124,478	$190,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	589,160	319,919
Income tax provision	71,593	121,886
Loss on sale	3,950	—
Stock-based compensation	53,203	17,038
Net unrealized gain on derivative contracts	(50,580)	(190,228)
Other operating	29,140	75,098
Change in assets and liabilities:
Accounts receivable	(51,272)	(136,655)
Receivable from KinderHawk Field Services LLC	—	(780)
Prepaids and other	13,295	(28,530)
Accounts payable and accrued liabilities	(12,409)	(22,967)
Payable to KinderHawk Field Services LLC	(976)	—
Other	(3,879)	16,752

Net cash provided by operating activities	765,703	362,413

Cash flows from investing activities:
Oil and natural gas capital expenditures	(2,353,101)	(1,731,707)
Proceeds received from sale of oil and natural gas properties	86,438	613,317
Proceeds received from sale of Fayetteville gas gathering systems	76,898	—
Marketable securities purchased	(896,006)	(1,091,005)
Marketable securities redeemed	896,006	1,091,005
Increase in restricted cash	(295,748)	(198,209)
Decrease in restricted cash	295,748	368,991
Other operating property and equipment capital expenditures	(236,570)	(223,111)

Net cash used in investing activities	(2,426,335)	(1,170,719)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,426	1,821
Contribution from parent	628,375	—
Restricted stock awards settled	(85,904)	—
Stock option awards and stock option appreciation rights settled	(224,216)	—
Proceeds from borrowings	4,386,500	2,184,000
Repayment of borrowings	(3,752,157)	(2,274,888)
Increase in payable on financing arrangements	836,355	921,408
Decrease in payable on financing arrangements	(4,008)	—
Debt issuance costs	(25,982)	(17,706)
Other	(4,423)	(3,688)

Net cash provided by financing activities	1,759,966	810,947

Net increase in cash	99,334	2,641
Cash at beginning of period	1,591	1,511

Cash at end of period	$100,925	$4,152

(1)
See further discussion at Note 13, "Restatement."

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

        Petrohawk Energy Corporation (Petrohawk or the Company) is engaged in the exploration, development and production of predominately natural gas properties located in the United States. As further discussed under the heading "Merger" below, on August 25, 2011, BHP Billiton Limited, a corporation organized under the laws of Victoria, Australia (BHP Billiton Limited), acquired 100% of the outstanding shares of Petrohawk through the merger of a wholly owned subsidiary of BHP Billiton Petroleum (North America) Inc., a Delaware corporation (which is a wholly owned subsidiary of BHP Billiton Limited), with and into Petrohawk, with Petrohawk continuing as the surviving entity. Petrohawk remains an indirect, wholly owned subsidiary of BHP Billiton Limited. The Company operates in two segments, oil and natural gas production and midstream operations. The unaudited condensed consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries of the Company. All intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Petrohawk follows the accounting policies disclosed in its 2010 Annual Report on Form 10-K, as amended, filed with the United States Securities and Exchange Commission (SEC). Please refer to the footnotes in the 2010 Annual Report on Form 10-K, as amended, when reviewing interim financial results.

Merger

        On July 14, 2011, the Company entered into an agreement and plan of merger (Merger Agreement) with BHP Billiton Limited (Guarantor), BHP Billiton Petroleum (North America) Inc., a Delaware corporation (Parent) and a wholly owned subsidiary of Guarantor, and North America Holdings II Inc., a Delaware corporation (Purchaser) and a wholly owned subsidiary of Parent, pursuant to which Purchaser commenced on July 25, 2011, an offer (Offer) to acquire all of the outstanding shares of the Company's common stock, par value $0.001 per share (Shares), for $38.75 per share, net to the seller in cash (the Offer Price), without interest, less any applicable withholding taxes.

        On August 21, 2011, BHP Billiton Limited announced the completion of the Offer. The Offer expired at 12:00 midnight, New York City time, Friday, August 19, 2011 (the Expiration Date). According to Computershare Trust Company, N.A., the depositary (Depositary) for the Offer, as of the Expiration Date, approximately 293.9 million Shares had been validly tendered and not withdrawn pursuant to the Offer, including approximately 36.0 million Shares tendered by guaranteed delivery, which tendered shares represent approximately 97.4% of the total outstanding Shares. Purchaser accepted for payment all Shares validly tendered and not validly withdrawn pursuant to the Offer on or prior to the Expiration Date, and payment for such Shares was made in accordance with the terms of the Offer. Pursuant to the Merger Agreement, on August 25, 2011, Purchaser merged with and into Petrohawk, with Petrohawk continuing as the surviving corporation in the merger and as a wholly owned subsidiary of Parent (the BHP Merger).

        At Parent's request and direction and as an inducement to Parent's willingness to enter into the Merger Agreement, the Company entered into retention agreements (Retention Agreements) with certain of the Company's executive officers contemporaneously with the execution of the Merger Agreement. The Retention Agreements became effective upon the acceptance for payment of Shares validly tendered and not withdrawn pursuant to the terms and conditions of the Offer (Acceptance

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

Time). The Retention Agreements continue the employment of each executive with the Company for a period of time following the Acceptance Time. For those executives who had employment agreements with the Company at such time, such employment agreements were superseded and replaced in their entirety by the Retention Agreements as of the effective time of such Retention Agreement. Floyd C. Wilson also entered into a consulting agreement (Consulting Agreement) with the Company beginning after the retention date specified in Mr. Wilson's Retention Agreement and ending six months thereafter under which Mr. Wilson will provide services to the Company and pursuant to which he will be entitled to separately specified compensation. Additional information regarding the Merger Agreement, Retention Agreements and Consulting Agreement is set forth in the Company's Form 8-K filed on July 20, 2011.

        The company incurred approximately $89.3 million in charges related to the BHP Merger during the third quarter 2011. These costs are reported in "General and administrative" on the unaudited condensed consolidated statements of operations.

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

Marketing Revenue and Expense

        Historically, for Louisiana and Arkansas production, a subsidiary of the Company purchased and sold the Company's own and third party natural gas produced from wells which the Company and third parties operated. The revenues and expenses related to these marketing activities were reported on a gross basis as part of operating revenues and operating expenses in historical periods. Marketing revenues were recorded at the time natural gas was physically delivered to third parties at a fixed or index price. Marketing expenses attributable to gas purchases were recorded as the subsidiary of the Company took physical title to natural gas and transported the purchased volumes to the point of sale. Effective July 1, 2011, the Company's marketing subsidiary ceased its marketing operations. Therefore, the Company will no longer reflect these activities on a gross basis on the unaudited condensed

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

consolidated statements of operations. As a result, certain items previously recorded to "Marketing revenues" will no longer be reported while others will now be recorded to "Oil and natural gas revenues" on the unaudited condensed consolidated statements of operations. In addition, certain charges previously reported in "Marketing expenses" will no longer be recorded while others will now be recorded to "Gathering, transportation and other" on the unaudited condensed consolidated statements of operations.

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

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk Field Services LLC (KinderHawk) on May 21, 2010 for a 50% membership interest and approximately $917 million in cash is accounted for in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Subtopic 360-20, Property, Plant and Equipment—Real Estate Sales (ASC 360-20). Under the financing method for a failed sale of in substance real estate, the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, on the unaudited condensed consolidated statements of operations in "Midstream revenues." On July 1, 2011, following the transfer of the Company's remaining 50% membership interest in KinderHawk to KM Gathering LLC (KM Gathering), KinderHawk's revenues are no longer recorded in the Company's unaudited condensed consolidated statements of operations in "Midstream revenues."

        On July 1, 2011, the Company transferred a 25% interest in EagleHawk Field Services LLC (EagleHawk) to KM Eagle Gathering LLC (Eagle Gathering). The EagleHawk transaction is accounted for in accordance with ASC 360-20. Under the financing method for a failed sale of in substance real estate, the Company records EagleHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, on the unaudited condensed consolidated statements of operations in "Midstream revenues."

        See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk and EagleHawk joint venture arrangements and for discussion of the accounting treatment related to the arrangements.

Gas Gathering Systems and Equipment and Other Operating Assets

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year estimated useful life. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The Company capitalized $0.1 million and $1.8 million of interest for the three and nine months ended September 30, 2011, respectively, and $0.4 million and $2.9 million of interest for the three and nine

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

months ended September 30, 2010, respectively, related to the construction of the Company's gas gathering systems and equipment.

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk on May 21, 2010 for a 50% membership interest and approximately $917 million in cash is accounted for in accordance with the ASC 360-20. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. Contributions to KinderHawk from the Company and the joint venture partner are recorded as increases in "Gas gathering systems and equipment" on the unaudited condensed consolidated balance sheets. On July 1, 2011, the Company transferred its remaining 50% membership interest in KinderHawk to KM Gathering. In accordance with ASC 360-20, the historical cost of the Haynesville Shale gas gathering system is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheet and depreciated over the useful life of the assets.

        The Company's transfer of a 25% interest in EagleHawk on July 1, 2011, to Eagle Gathering is accounted for in accordance with ASC 360-20. Under the financing method, the historical cost of the Eagle Ford Shale gas gathering systems contributed to EagleHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. Contributions to EagleHawk from the Company and the joint venture partner are recorded as increases in "Gas gathering systems and equipment" on the unaudited condensed consolidated balance sheets.

        See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk and EagleHawk joint venture arrangements and for discussion of the accounting treatment related to the arrangements.

        Gas gathering systems and equipment as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011(1)(2)	December 31, 2010(1)(3)
	(In thousands)
Gas gathering systems and equipment	$804,207	$748,112
Less—accumulated depreciation	(26,867)	(22,170)

Net gas gathering systems and equipment	$777,340	$725,942

(1)
Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. As of September 30, 2011 and December 31, 2010, the table above includes approximately $423.7 million and $434.6 million, respectively, attributed to the net carrying value of the assets contributed to KinderHawk.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

(2)
Under the financing method, the historical cost of the Eagle Ford Shale gas gathering systems contributed to EagleHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. As of September 30, 2011, the table above includes approximately $341.6 million attributed to the net carrying value of the assets contributed to EagleHawk.

(3)
Includes gas gathering systems and equipment of approximately $155 million and related accumulated depreciation of approximately $11 million associated with the Company's Fayetteville Shale midstream assets, which were classified as "Assets held for sale" in the unaudited condensed consolidated balance sheets at December 31, 2010. "Assets held for sale" were recorded at the lesser of the carrying amount or the fair value less costs to sell, which resulted in a write down of approximately $69.7 million that was recorded in the year ended December 31, 2010. "Assets held for sale" were approximately $74 million as of December 31, 2010. The Company divested its Fayetteville Shale midstream operations on January 7, 2011.

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

Payable on Financing Arrangements

        The contribution of the Company's Haynesville Shale gas gathering and treating business to KinderHawk on May 21, 2010 for a 50% membership interest and approximately $917 million in cash is accounted for in accordance with ASC 360-20. Due to the gathering agreement entered into with the formation of KinderHawk, which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. Under the financing method for a failed sale of in substance real estate, on May 21, 2010, the Company recorded a financing obligation on the unaudited condensed consolidated balance sheets in "Payable on financing arrangements," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the financing obligation are tied to the gathering and treating services, as the Company

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to the joint venture partner, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. On July 1, 2011, the Company transferred its remaining 50% membership interest in KinderHawk to KM Gathering. See further discussion in Note 2, "Acquisitions and Divestitures." As a result of the transfer on July 1, 2011, the Company recorded an increase in its financing obligation associated with KinderHawk of approximately $743.0 million.

        The Company's transfer of a 25% interest in EagleHawk on July 1, 2011 to Eagle Gathering is accounted for in accordance with ASC 360-20. Due to the gathering agreements which constitute extended continuing involvement under ASC 360-20, it has been determined that the transfer of the Company's Eagle Ford Shale gathering and treating systems to EagleHawk is accounted for as a failed sale of in substance real estate. See Note 2, "Acquisitions and Divestitures" for more details regarding the EagleHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. Under the financing method for a failed sale of in substance real estate, on July 1, 2011, the Company recorded a financing obligation on the unaudited condensed consolidated balance sheets in "Payable on financing arrangements," in the amount of approximately $93 million. Reductions to the obligation and the non cash interest on the financing obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Eagle Ford Shale gathering and treating systems. Interest and principal are determined based upon the allocable income to the joint venture partner, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. The balance of the Company's financing obligation as of September 30, 2011 and December 31, 2010, was approximately $1.8 billion and $940.9 million, respectively, of which approximately $16.8 million and $7.1 million was classified as current for the respective periods.

Goodwill

        Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. ASC 350, Intangibles—Goodwill and Other (ASC 350) requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if events occur or circumstances change that could potentially result in impairment. The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. The Company has determined that it has two reporting units: oil and natural gas production and midstream operations. All of the Company's goodwill has been allocated to its oil and natural gas production reporting unit as all of its historical goodwill relates to its acquisitions of oil and natural gas properties. The Company performs its goodwill test annually during the third quarter or more often if circumstances require. The Company completed its annual goodwill impairment test during the third quarter of 2011 and based on this review, no goodwill impairment was deemed necessary.

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

        Amortization expense was $2.8 million and $8.3 million for the three and nine months ended September 30, 2011 and 2010, respectively. Historically, the Company allocated the amortization to operating expenses between "Marketing" and "Gathering, transportation and other" on the unaudited condensed consolidated statements of operations based on the usage of the contract. Effective July 1, 2011 and in conjunction with the elimination of the Company's marketing activities, this amortization will be included in "Gathering, transportation and other" only. The estimated amortization expense will be approximately $11.1 million per year for the remainder of the contract through 2019.

        Other intangible assets subject to amortization at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Transportation contracts	$105,108	$105,108
Less—accumulated amortization	(24,055)	(15,766)

Net transportation contracts	$81,053	$89,342

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

Discontinued Operations

        Certain amounts related to the Company's Fayetteville Shale midstream operations and other operating property and equipment have been reclassified to discontinued operations for all periods presented. Unless otherwise noted, information contained in the notes to the unaudited condensed consolidated financial statements relates to the Company's continuing operations. See Note 12, "Discontinued Operations," for further discussion of the presentation of the Company's Fayetteville Shale midstream and other operating assets as discontinued operations.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

Recently Issued Accounting Pronouncements

        In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). This codification update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires reporting units with such carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010 and early adoption is not permitted. The Company adopted the provisions of this update in the first quarter of 2011 and applied the provisions of ASU 2010-28 when the Company's annual goodwill test was performed in the third quarter of 2011. The application of ASU 2010-28 did not have a material impact on the Company's operating results, financial position, cash flows or disclosures.

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

        In July 2011, the FASB issued ASU No. 2011-06, Fees Paid to the Federal Government by Health Insurers (ASU 2011-06). This amendment discusses how health insurers should recognize and classify in their income statements the fees mandated by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee upon health insurers for each calendar year on or after January 1, 2014. The annual fee imposed on the health insurance industry will be allocated to individual entities providing health insurance to employees based on a ratio, as provided for in the Acts. The health insurer's portion of the fee becomes payable to the United States Treasury once an entity provides health insurance for any United States health risk for each calendar year. ASU 2011-06

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

specifies that the liability for the entity's fee should be estimated and recorded in full once the entity has provided qualifying health insurance in the calendar year in which the fee is payable to the government. A corresponding deferred cost should be recorded and amortized on a straight line basis (unless a better amortization method is available) over the calendar year that the fee is payable. The amendments in this update are effective for calendar years beginning after December 15, 2013, once the fee is instituted. The Company is currently assessing the impact that the adoption of ASU 2011-06 will have on its operating results, financial position, cash flows and disclosures.

        In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (ASU 2011-08) to simplify how companies test goodwill for impairment. ASU 2011-08 simplifies testing for goodwill impairments by allowing entities to first assess qualitative factors to determine whether the facts or circumstances lead to the conclusion that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If the entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity does not have to perform the two-step impairment test. However, if that same conclusion is not reached, the company is required to perform the first step of the two-step impairment test. In this step, the fair value of the reporting unit is calculated and compared to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, then the entity must perform the second step of the impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 allows a company to bypass the qualitative assessment and proceed directly with performing the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company adopted the provisions of ASU 2011-08 in its goodwill impairment test conducted in the third quarter of 2011. The Company opted to bypass the qualitative assessment and proceeded with the two-step goodwill impairment test. See further discussion above under the heading "Goodwill".

2. ACQUISITIONS AND DIVESTITURES

Divestitures

Midstream Transactions

        On July 1, 2011, the Company closed previously announced transactions with KM Gathering and Eagle Gathering, each of which is an affiliate of Kinder Morgan Energy Partners, L.P., a publicly traded master limited partnership (Kinder Morgan), in which Hawk Field Services LLC (Hawk Field Services) transferred (i) its remaining 50% membership interest in KinderHawk to KM Gathering and (ii) a 25% interest in EagleHawk to Eagle Gathering, in exchange for aggregate cash consideration of approximately $836 million. In conjunction with the closing of the transactions, the balance of the Company's capital commitment to KinderHawk, approximately $41.4 million as of July 1, 2011, was relieved. The Company's commitment to deliver certain minimum annual quantities of natural gas through the Haynesville gathering system through May 2015 was not relieved in the transfer. The effective date of the transactions is July 1, 2011. See "Hawk Field Services, LLC Joint Venture" below for more details regarding the initial joint venture arrangement between Hawk Field Services and Kinder Morgan and for discussion of the accounting treatment for both KinderHawk transactions.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2. ACQUISITIONS AND DIVESTITURES (Continued)

        EagleHawk engages in the natural gas midstream business in the Eagle Ford Shale in South Texas. EagleHawk holds the Company's gathering and treating assets and business serving the Company's Hawkville and Black Hawk fields in the Eagle Ford Shale. EagleHawk has agreements with the Company covering gathering and treating of natural gas and transportation of condensate and pursuant to which the Company dedicates its production from its Eagle Ford Shale leases. Hawk Field Services manages EagleHawk's operations.

        The EagleHawk joint venture is accounted for as a failed sale of in substance real estate under the provisions of ASC 360-20. ASC 360-20 establishes standards for recognition of profit on all real estate sales transactions other than retail land sales, without regard to the nature of the seller's business. In making the determination of whether a transaction qualifies, in substance, as a sale of real estate, the nature of the entire real estate being sold is considered, including the land plus the property improvements and the integral equipment. The Eagle Ford Shale gathering and treating systems, consist of right of ways, pipelines and processing facilities. Due to the gathering agreements which constitute extended continuing involvement under ASC 360-20, it has been determined that the transfer of the Company's Eagle Ford Shale gathering and treating systems to EagleHawk should be accounted for as a failed sale of in substance real estate.

        As a result of the failed sale the Company accounts for the continued operations of the gas gathering systems and reflects a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Eagle Ford Shale gas gathering systems transferred to EagleHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangements," in the amount of approximately $93 million. Reductions to the obligation and non cash interest on the financing obligation are tied to the gathering and treating services, as the Company delivers its production through the Eagle Ford Shale gathering and treating systems. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. Additionally the Company records EagleHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the unaudited condensed consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

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

Hawk Field Services, LLC Joint Venture

        On May 21, 2010, Hawk Field Services and Kinder Morgan formed a joint venture pursuant to a Formation and Contribution Agreement (Contribution Agreement). The joint venture entity, KinderHawk, was engaged in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. Pursuant to the Contribution Agreement, Hawk Field Services contributed to KinderHawk its Haynesville Shale gathering and treating business in Northwest Louisiana, and Kinder Morgan contributed approximately $917 million in cash ($875 million for a 50% membership interest in KinderHawk and $42 million for certain closing adjustments including 2010 capital expenditures through the closing date) to KinderHawk. Upon the completion of the transaction both the Company and Kinder Morgan held a 50% membership interest in KinderHawk. KinderHawk distributed approximately $917 million to Hawk Field Services. The joint venture had an economic effective date of January 1, 2010, and Hawk Field Services continued to operate the business until September 30, 2010, at which date Hawk Field Services and Kinder Morgan terminated the transition services agreement and KinderHawk assumed operations of the joint venture. On July 1, 2011, the Company transferred its remaining 50% membership interest in KinderHawk to KM Gathering.

        The Company is obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales with specified acreage in Northwest Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. The Company pays KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. The gathering fee is equal to $0.34 per thousand cubic feet (Mcf) of natural gas delivered at KinderHawk's receipt points. The treating fee is charged for gas delivered containing more than 2% by volume of carbon dioxide. For gas delivered containing between 2% and 5.5% carbon dioxide, the treating fee is between $0.030 and $0.345 per Mcf, and for gas containing over 5.5% carbon dioxide, the treating fee starts at $0.365 per Mcf and increases on a scale of $0.09 per Mcf for each additional 1% of carbon dioxide content. The Company's obligation to deliver minimum annual quantities of natural gas to KinderHawk through May 2015 remained in effect following the transfer of the Company's remaining 50% membership interest in KinderHawk on July 1, 2011.

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

        As a result of the failed sale the Company accounts for the continued operations of the gas gathering system and reflects a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangements," in the amount of approximately $1.7 billion. Reductions to the obligation and non cash interest on the financing obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. Additionally the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the unaudited condensed consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

        On July 1, 2011, the Company transferred its remaining 50% membership interest in KinderHawk to KM Gathering. The historical cost of the Haynesville Shale gas gathering system is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheet and depreciated over the useful life of the assets.

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

        At September 30, 2011, the ceiling test value of the Company's reserves was calculated based on the first day average of the 12-months ended September 30, 2011 of the West Texas Intermediate (WTI) spot price of $94.51 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first day average of the 12-months ended September 30, 2011 of the Henry Hub price of $4.16 per million British thermal units (Mmbtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at September 30, 2011 did not exceed the ceiling amount. Changes in production rates, levels of reserves, future development costs, and other factors will determine the Company's actual ceiling test calculation and impairment analyses in future periods.

        At September 30, 2010, the ceiling test value of the Company's reserves was calculated based on the first day average of the 12-months ended September 30, 2010 of the WTI posted price of $75.55 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first day average of the 12-months ended September 30, 2010 of the Henry Hub price of $4.41 per Mmbtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at September 30, 2010 did not exceed the ceiling amount.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT

        Long-term debt as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011(1)	December 31, 2010(1)
	(In thousands)
Senior revolving credit facility	$—	$146,000
EagleHawk senior revolving credit facility	56,500	—
6.25% $600 million senior notes(2)	600,000	—
7.25% $1.2 billion senior notes(3)	1,231,980	825,000
10.5% $600 million senior notes(4)	558,376	562,115
7.875% $800 million senior notes(5)	799,611	800,000
7.125% $275 million senior notes(6)	—	268,922
Deferred premiums on derivatives	4,375	10,815

	$3,250,842	$2,612,852

(1)
Table excludes $16.5 million and $14.6 million of deferred premiums on derivative contracts which have been classified as current at September 30, 2011 and December 31, 2010, respectively. Table also excludes $0.2 million of 9.875% senior notes due 2011 which were classified as current at December 31, 2010.

(2)
On May 20, 2011, the Company issued $600 million principal amount of its 6.25% senior notes due 2019. See "6.25% Senior Notes" below for more details.

(3)
On August 17, 2010 and January 31, 2011, the Company issued an initial $825 million principal amount and an additional $400 million principal amount, respectively, of its 7.25% senior notes due 2018. Amount includes a $7.0 million premium at September 30, 2011, recorded by the Company in conjunction with the issuance of the additional $400 million principal amount. See "7.25% Senior Notes" below for more details.

(4)
Table excludes $10.4 million of 10.5% senior notes due 2014 that were classified as current at September 30, 2011. Table includes a $31.3 million and $37.9 million discount, at September 30, 2011 and December 31, 2010, respectively, which was recorded by the Company in conjunction with the issuance of the 10.5% senior notes due 2014. See "10.5% Senior Notes" below for more details.

(5)
Table excludes $0.4 million of 7.875% senior notes due 2015 that were classified as current at September 30, 2011. See "7.875% Senior Notes" below for more details.

(6)
The 7.125% $275 million senior notes were redeemed during the first quarter of 2011. At December 31, 2010, amount includes a $3.5 million discount recorded by the Company in conjunction with the assumption of the notes. See "7.125% Senior Notes" below for more details.

Senior Revolving Credit Facility

        Effective August 2, 2010, the Company amended and restated its existing credit facility dated October 14, 2009 by entering into the Fifth Amended and Restated Senior Revolving Credit Agreement (the Senior Credit Agreement), among the Company, each of the lenders from time to time party

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

thereto (the Lenders), BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and Bank of Montreal as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders. On July 1, 2011, the Company entered into the Fourth Amendment to the Senior Credit Agreement. The Fourth Amendment was entered into to facilitate the closing of the EagleHawk joint venture. The Fourth Amendment, among other things, permitted Hawk Field Services to: convey its Eagle Ford Shale gathering and treating business in South Texas to EagleHawk; transfer a 25% equity interest in EagleHawk to Kinder Morgan; enter into and abide by the terms of the operative documents governing the formation and operation of EagleHawk, and reaffirmed the oil and gas component of the Company's borrowing base under the Senior Credit Agreement at $1.8 billion, while reducing to zero the midstream component of the Company's borrowing base. As of September 30, 2011, the Senior Credit Agreement provided for a $2.5 billion facility and the borrowing base was approximately $1.8 billion. The portion of the borrowing base relating to the Company's oil and natural gas properties is redetermined on a semi-annual basis (with the Company and the Lenders each having the right to one annual interim unscheduled redetermination) and adjusted based on the Company's oil and natural gas properties, reserves, other indebtedness and other relevant factors. At September 30, 2011, the Company had approximately $24.5 million outstanding letters of credit with various customers, vendors and others. The Company's borrowing base is subject to a reduction equal to the product of $0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any unsecured senior or senior subordinated notes that the Company may issue. Effective October 3, 2011, the Company reduced the borrowing capacity under Senior Credit Agreement from $2.5 billion to $25 million. Refer to Note 14, "Subsequent Events" for more details. The Company's primary sources of capital and liquidity have historically been internally generated cash flows from operations, proceeds from asset sales and availability under the Senior Credit Agreement. The Company's future capital resources and liquidity will be from internally generated cash flows from operations and funding from the Parent.

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

        The Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. As previously reported in the Company's Form 8-K filed on August 19, 2011, a Waiver and Consent dated August 15, 2011 waived the change of control and other defaults and events of default caused by the consummation of the transactions with BHP Billiton Limited. Additionally, effective September 27, 2011, the Company's compliance obligations with respect to the aforementioned minimum working capital level and minimum coverage of interest expense covenants, as well as the Company's

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

compliance obligations with respect to certain other covenants in the Senior Credit Agreement including reserve report and other information delivery, were suspended until March 31, 2012.

EagleHawk Revolving Credit Facility

        On July 1, 2011, EagleHawk, each of the lenders from time to time party hereto (the EagleHawk Lenders), and Wells Fargo Bank, N.A., as administrative agent for the EagleHawk Lenders, entered into a Revolving Credit Agreement (the EagleHawk Revolving Credit Agreement). The EagleHawk Revolving Credit Agreement provides for up to a $250 million credit facility with initial availability of $75 million. As of September 30, 2011, the amount of the EagleHawk Revolving Credit Agreement remained at $75 million, but could be increased to a maximum of $250 million, subject to certain conditions, including if EBITDA (as defined in the EagleHawk Revolving Credit Agreement) for the most recently completed four fiscal quarters for which financial statements are available is equal to at least one-half of the proposed aggregate commitment amount.

        Amounts outstanding under the EagleHawk Revolving Credit Agreement bear interest at specified margins over the LIBOR (as adjusted pursuant to the terms of the EagleHawk Revolving Credit Agreement) of 2.00% to 2.50% for Eurodollar loans or at specified margins over the ABR of 1.00% to 1.50% for ABR loans. Such margins will fluctuate based on the Company's Leverage Ratio (as defined in the EagleHawk Revolving Credit Agreement).

        The EagleHawk Revolving Credit Agreement contains customary financial and other covenants, including a maximum leverage ratio (the ratio to total debt to EBITDA for the last four fiscal quarters) of 3.0 to 1.0. In addition, EagleHawk is subject to covenants limiting restricted payments, incurrence of debt, changes of control, asset sales, and liens on properties. At September 30, 2011, EagleHawk was in compliance with its maximum leverage ratio under the EagleHawk Revolving Credit Agreement.

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

        On or prior to June 1, 2015, the Company may redeem all or a part of the 2019 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium, together with accrued and unpaid interest, if any, to the redemption date. The 2019 Notes will be redeemable, in whole or in part, on or after June 1 of the years indicated below, at redemption prices equal to the principal amount multiplied by the percentage set forth below, plus accrued and unpaid interest:

Year	Percentage
2015	103.125%
2016	101.563%
2017 and thereafter	100.000%

        The Company is required to offer to repurchase the 2019 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined in the 2019 Indenture that is followed by a decline within 90 days in the ratings of the 2019 Notes published by either Moody's Investor Service, Inc. (Moody's) or Standard & Poor's Rating Services (S&P). The Company's credit rating did not decline in the allotted period of time after the change of control with the closing of the BHP merger. As a result, no such offer was made. The 2019 Indenture contains covenants that, among other things, restrict or limit the ability of the Company and its subsidiaries to: borrow money; pay dividends on stock; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; and merge with or into other companies or transfer all or substantially all of the Company's assets.

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

        The Company is required to offer to repurchase the 2018 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined in the 2018 Indenture that is followed by a decline within 90 days in the ratings of the 2018 Notes published by either Moody's or S&P. The Company's credit rating did not

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

decline in the allotted period of time after the change of control with the closing of the BHP merger. As a result, no such offer was made. The 2018 Indenture contains covenants that, among other things, restrict or limit the ability of the Company and its subsidiaries to: borrow money; pay dividends on stock; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; and merge with or into other companies or transfer all or substantially all of the Company's assets.

        In conjunction with the issuance of the additional 2018 Notes, the Company recorded a premium of $7.5 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized premium was $7.0 million at September 30, 2011.

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

        The 2014 Notes bear interest at a rate of 10.5% per annum, payable semi-annually on February 1 and August 1 of each year. The 2014 Notes will mature on August 1, 2014. The Company is required to offer to repurchase the 2014 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined in the 2014 Indenture. On September 16, 2011, the Company initialized an offer to repurchase the 2014 Notes, in accordance with the terms of the 2014 Indenture, due to the change of control resulting from the acquisition of the Company by BHP Billiton Limited. The holders of the 2014 Notes had until November 9, 2011 to tender their 2014 Notes. On November 14, 2011, the Company paid principal and interest of $10.8 million to repurchase a portion of the 2014 Notes at the request of the bondholders. The principal amount paid was classified as current at September 30, 2011. The 2014 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2014 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's subsidiaries. Petrohawk Energy Corporation, the issuer of the 2014 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        In conjunction with the issuance of the 2014 Notes, the Company recorded a discount of $52.3 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The remaining unamortized discount was $31.3 million at September 30, 2011.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. LONG-TERM DEBT (Continued)

        The 2015 Notes bear interest at a rate of 7.875% per annum, payable semi-annually on June 1 and December 1 of each year. The 2015 Notes will mature on June 1, 2015. The Company is required to offer to repurchase the 2015 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined in the 2015 Indenture. On September 16, 2011, the Company initialized an offer to repurchase the 2015 Notes, in accordance with the terms of the 2015 Indenture, due to the change of control resulting from the acquisition of the Company by BHP Billiton Limited. The holders of the 2015 Notes had until November 9, 2011 to tender their 2015 Notes. On November 14, 2011, the Company paid principal and interest of $0.4 million to repurchase a portion of the 2015 Notes at the request of the bondholders. The principal amount paid was classified as current at September 30, 2011. The 2015 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2015 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's subsidiaries. Petrohawk Energy Corporation, the issuer of the 2015 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

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

        In conjunction with the assumption of the 7.125% Senior Notes from KCS, the Company recorded a discount of $13.6 million to be amortized over the remaining life of the notes utilizing the effective interest rate method. The Company had no remaining unamortized discount at September 30, 2011 and $3.5 million at December 31, 2010.

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

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of long-term debt. During the first nine months of 2011, the Company capitalized $26.0 million in debt issuance costs associated with the issuances of the additional 2018 Notes and the 2019 Notes, as well as costs incurred for amendments to the Company's Senior Credit Agreement and the EagleHawk Revolving Credit Agreement. In the first quarter of 2011, the Company wrote off $0.2 million of debt issuance costs as a result of the additional 2018 Notes issuance and the corresponding reduction of the Company's Senior Credit Agreement. In the third quarter of 2011, the Company wrote off $0.8 million of debt issuance costs as a result of the removal of the midstream borrowing base component in the Company's Senior Credit Agreement. At September 30, 2011 and December 31, 2010, the Company had approximately $62.1 million and $45.9 million, respectively, of debt issuance costs remaining that are being amortized over the lives of the respective debt.

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

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2011 and December 31, 2010. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2011 and for the year ended December 31, 2010.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Receivables from derivative contracts	$—	$296,910	$—	$296,910

Liabilities:
Liabilities from derivative contracts	$—	$398	$—	$398

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

        Derivatives listed above include collars and swaps that are carried at fair value. The Company records the net change in the fair value of these positions in "Net gain on derivative contracts" in the Company's unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curve for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves. For further discussion of the Company's derivatives, see Note 8, "Derivatives."

        As of September 30, 2011 and December 31, 2010, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company's derivative contracts is a lender in the Company's Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's and EagleHawk's Senior Credit Agreements approximates carrying value because the facilities' interest rates approximate current market rates. The following table presents the estimated fair values of the Company's fixed interest rate, debt instruments as of

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

September 30, 2011 and December 31, 2010 (excluding premiums and discounts and deferred premiums on derivative contracts, and including certain amounts that have been classified as current):

	September 30, 2011		December 31, 2010
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
6.25% $600 million senior notes	$600,000	$675,000	$—	$—
7.25% $1.2 billion senior notes	1,225,000	1,422,531	825,000	832,425
10.5% $600 million senior notes(1)	600,000	675,750	600,000	684,000
7.875% $800 million senior notes(2)	800,000	856,000	800,000	834,000
7.125% $275 million senior notes	—	—	272,375	273,465
9.875% senior notes(3)	—	—	224	225

	$3,225,000	$3,629,281	$2,497,599	$2,624,115

(1)
Approximately $10.4 million of the 10.5% $600 million senior notes were classified as current at September 30, 2011 and as long-term at December 31, 2010.

(2)
Approximately $0.4 million of the 7.875% $800 million senior notes were classified as current at September 30, 2011 and as long-term at December 31, 2010.

(3)
The 9.875% senior notes due 2011 were classified as current at December 31, 2010.

        The fair values of the Company's fixed interest debt instruments were calculated using quoted market prices based on trades of such debt as of September 30, 2011 and December 31, 2010.

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6. ASSET RETIREMENT OBLIGATIONS (Continued)

        The Company recorded the following activity related to its ARO liability for the nine months ended September 30, 2011 (in thousands):

Liability for asset retirement obligation as of December 31, 2010	$31,741
Liabilities settled and divested	(534)
Additions	11,333
Acquisitions	36
Accretion expense	1,499

Liability for asset retirement obligation as of September 30, 2011	$44,075

7. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas and Tulsa, Oklahoma as well as a number of other field office locations. In addition, the Company has lease commitments related to certain vehicles, machinery and equipment under long-term operating leases. Rent expense was $5.9 million and $4.7 million for the nine months ended September 30, 2011 and 2010, respectively.

        As of September 30, 2011, the Company had the following commitments:

	Total Obligation Amount(1)	Years Remaining
	(in thousands)
Gathering and transportation commitments	$2,363,637	18
Drilling rig commitments	332,572	4
Non-cancelable operating leases	35,350	7
Pipeline and well equipment obligations	71,080	1
Various contractual commitments (including, among other things, rental equipment obligations, obtaining and processing seismic data and fracture stimulation services)	74,650	2

Total commitments	$2,877,289

(1)
On May 21, 2010, the Company created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of this transaction, the Company was committed to fund up to an additional $41.4 million, as of June 30, 2011, in capital during 2011 in the event KinderHawk required capital to finance its planned capital expenditures. On July 1, 2011, in conjunction with the closing of the Company's transfer of its remaining 50% membership interest in KinderHawk, the balance of the Company's capital commitment to KinderHawk was relieved. In addition to the capital commitment, the Company is obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales in North Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

  quantities are not delivered. To date, the Company has not been obligated to pay a true-up fee, as production from this acreage has exceeded the minimum annual quantities required. The minimum annual quantities commitment is not reflected in the amounts shown in the table above. The Company's obligation to deliver minimum annual quantities of natural gas to KinderHawk through May 2015 remains in effect following the transfer of the Company's remaining 50% membership interest in KinderHawk on July 1, 2011. The Company pays to KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor.

        The KinderHawk joint venture, as discussed above, is accounted for as a failed sale of in substance real estate in accordance with ASC 360-20. Due to the gathering agreement entered into with the formation of KinderHawk, which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. See Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. As a result of the failed sale, the Company recorded a financing obligation, representing the proceeds received, under the financing method of real estate accounting. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangements," in the amount of approximately $1.7 billion. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. This obligation is not reflected in the amounts shown in the table above.

        The Company's transfer of a 25% interest in EagleHawk to Kinder Morgan, on July 1, 2011, is accounted for as a failed sale of in substance real estate in accordance with ASC 360-20. Due to the gathering agreements which constitute extended continuing involvement under ASC 360-20, that were either entered into in conjunction with the closing of the EagleHawk transaction or assigned to EagleHawk at the closing of the transaction, it has been determined that the transfer of the Company's Eagle Ford Shale gathering and treating systems to EagleHawk is accounted for as a failed sale of in substance real estate. See Note 2, "Acquisitions and Divestitures" for more details regarding the EagleHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. As a result of the failed sale, the Company recorded a financing obligation, representing the proceeds received, under the financing method of real estate accounting. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangements," in the amount of approximately $93 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers its production through the Eagle Ford Shale gathering and treating systems. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. This obligation is not reflected in the amounts shown in the table above.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

        The balance of the Company's financing obligation as of September 30, 2011, was approximately $1.8 billion, of which approximately $16.8 million was classified as current.

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

8. DERIVATIVES

        The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk and interest rate risk. Derivative contracts are utilized to economically hedge its exposure to price fluctuations and reduce the variability in the Company's cash flows associated with anticipated sales of future oil, natural gas and natural gas liquids production. Historically, the Company hedged a substantial, but varying, portion of anticipated oil, natural gas and natural gas liquids production for the next 12 to 36 months. As a result of the BHP Merger, the Company is currently assessing its hedging strategy for the future. Derivatives are carried at fair value on the unaudited condensed consolidated balance sheets, with the changes in the fair value included in the unaudited condensed consolidated statements of operations for the period in which the change occurs. Historically, the Company has also entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those on the Company's Senior Credit Agreement) to fixed interest rates and may do so at some point in the future as situations present themselves.

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

        At September 30, 2011 the Company had entered into commodity collars and swaps. The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net gain on derivatives contracts" on the unaudited condensed consolidated statements of operations.

        At September 30, 2011, the Company had 109 open commodity derivative contracts summarized in the tables below: 11 natural gas swap arrangements, 76 natural gas collar arrangements, 21 crude oil collar arrangements, and one natural gas liquids swap (which was an ethane swap). Derivative commodity contracts settle based on NYMEX WTI and Henry Hub prices, or the applicable information service for the Company's natural gas liquids contracts, which may have differed from the

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. DERIVATIVES (Continued)

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

        All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	September 30, 2011	December 31, 2010	Balance sheet location	September 30, 2011	December 31, 2010
		(In thousands)			(In thousands)
Commodity contracts	Current assets— receivables from derivative contracts	$250,663	$217,018	Current liabilities—liabilities from derivative contracts	$(398)	$(5,820)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	46,247	41,721	Other noncurrent liabilities—liabilities from derivative contracts	—	(13,575)

Total derivatives not designated as hedging contracts under ASC 815		$296,910	$258,739		$(398)	$(19,395)

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. DERIVATIVES (Continued)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations:

		Amount of gain or (loss) recognized in income on derivative contracts three months ended September 30,		Amount of gain or (loss) recognized in income on derivative contracts nine months ended September 30,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2011	2010	2011	2010
		(In thousands)		(In thousands)
Unrealized gain on commodity contracts	Other income (expenses)—net gain on derivative contracts	$134,489	$87,557	$50,580	$190,228
Realized gain on commodity contracts	Other income (expenses)—net gain on derivative contracts	64,951	60,335	181,460	155,742

Total net gain on derivative contracts	Other income (expenses)—net gain on derivative contracts	$199,440	$147,892	$232,040	$345,970

        At September 30, 2011, the Company had the following open derivative contracts:

			September 30, 2011
				Floors		Ceilings
			Volume in Mmbtu's/ Bbl's/ Gal's
Period	Instrument	Commodity		Price/ Price Range	Weighted Average Price	Price/ Price Range	Weighted Average Price
October 2011 - December 2011	Collars	Natural gas	48,760,000	$4.75 - $6.00	$5.53	$5.05 - $10.30	$9.57
October 2011 - December 2011	Collars	Crude oil	598,000	75.00 - 80.00	78.31	95.00 - 118.00	101.82
October 2011 - December 2011	Swaps	Natural gas liquids	1,200,000	0.46	0.46
January 2012 - December 2012	Collars	Natural gas	184,830,000	4.75 - 5.00	4.86	5.70 - 8.00	6.55
January 2012 - December 2012	Swaps	Natural gas	36,600,000	5.05 - 5.20	5.16
January 2012 - December 2012	Collars	Crude oil	5,124,000	75.00 - 90.00	80.71	98.00 - 130.00	104.27
January 2013 - December 2013	Swaps	Natural gas	3,650,000	5.40	5.40

        At December 31, 2010, the Company had the following open derivative contracts:

			December 31, 2010
				Floors		Ceilings
			Volume in Mmbtu's/ Bbl's/ Gal's
Period	Instrument	Commodity		Price/ Price Range	Weighted Average Price	Price/ Price Range	Weighted Average Price
January 2011 - December 2011	Collars	Natural gas	189,800,000	$5.50 - $6.00	$5.55	$9.00 - $10.30	$9.66
January 2011 - December 2011	Collars	Crude oil	2,007,500	75.00 - 80.00	78.00	95.00 - 101.00	98.88
January 2011 - December 2011	Swaps	Natural gas liquids	4,800,000	0.46	0.46
January 2012 - December 2012	Collars	Natural gas	118,950,000	4.75 - 5.00	4.92	5.72 - 8.00	6.96
January 2012 - December 2012	Swaps	Natural gas	7,320,000	5.20	5.20
January 2012 - December 2012	Collars	Crude oil	3,660,000	75.00 - 80.00	77.00	98.00 - 102.45	100.00

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9. STOCKHOLDERS' EQUITY

        As discussed in Note 1, "Financial Statement Presentation," pursuant to the terms of the Merger Agreement on August 20, 2011, Purchaser accepted for payment all Shares of the Company's Common Stock, approximately 293.9 million Shares, representing approximately 97.4% of the total outstanding Shares and on August 25, 2011 Purchaser completed a short-form merger under Delaware law of Purchaser with and into the Company, with the Company being the surviving corporation. At the effective time of such merger, each Share issued and outstanding immediately prior to the effective time of such merger ceased to be issued and outstanding and were converted into the right to receive an amount in cash equal to the Offer Price, without interest. As a result of such merger, the Company is authorized to issue 100 shares with par value of $0.001 per share all of which are owned by Parent.

Stock Options and Stock Appreciation Rights

        During the nine months ended September 30, 2011, the Company granted stock options covering 2.3 million shares of common stock to employees of the Company, with exercise prices ranging from $20.57 to $38.21 with a weighted average price of $20.67. These awards vest over a three year period at a rate of one-third on the annual anniversary date of the grant, subject to acceleration in the event of a change of control of the Company, and expire ten years from the grant date. As discussed above, the Company completed the BHP Merger on August 25, 2011. In conjunction with the BHP Merger, the Company cancelled all of its unexercised stock options and stock appreciation rights, including vested and unvested, and distributed the excess of $38.75 over the exercise price per unit to each holder, net of applicable withholding taxes. As a result, all of the Company's remaining unrecognized compensation expense of $25.2 million was accelerated and recognized as stock-based compensation expense. No stock options or stock appreciation rights remain outstanding as of September 30, 2011.

        During the nine months ended September 30, 2010, the Company granted stock options covering 2.1 million shares of common stock to employees of the Company, with exercise prices ranging from $15.47 to $23.58 with a weighted average price of $21.10. These awards vest over a three year period at a rate of one-third on the annual anniversary date of the grant, subject to acceleration in the event of a change of control of the Company, and expire ten years from the grant date. At September 30, 2010, the unrecognized compensation expense related to non-vested stock appreciation rights and stock options totaled $17.2 million and was to be recognized on a straight line basis over the weighted average remaining vesting period of 1.2 years.

Restricted Stock

        During the nine months ended September 30, 2011, the Company granted 1.3 million shares of restricted stock to employees of the Company and non-employee directors. These restricted shares were granted at prices ranging from $20.57 to $38.21 with a weighted average price of $20.86. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant, subject to acceleration in the event of a change of control of the Company, and the non-employee directors' shares vest six-months from the date of grant. As discussed above, the Company completed the BHP Merger on August 25, 2011. In conjunction with the BHP Merger, the Company purchased and cancelled all of the outstanding unvested restricted stock from employees and non-employee directors of the Company, and distributed $38.75 per share to each holder, net of applicable withholding taxes. As a result, all of the Company's remaining unrecognized compensation expense of $27.3 million was accelerated and recognized as stock-based compensation expense. No restricted stock remains outstanding as of September 30, 2011.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

        During the nine months ended September 30, 2010, the Company granted 1.2 million shares of restricted stock to employees of the Company and non-employee directors. These restricted shares were granted at prices ranging from $15.47 to $23.58 with a weighted average price of $20.84. Employee shares vest over a three-year period at a rate of one-third on the annual anniversary date of the grant, subject to acceleration in the event of a change of control of the Company, and the non-employee directors' shares vest six-months from the date of grant. At September 30, 2010, the unrecognized compensation expense related to non-vested restricted stock totaled $19.2 million and was to be recognized on a straight line basis over the weighted average remaining vesting period of 1.1 years.

Assumptions

        The assumptions used in calculating the fair value of the Company's stock-based compensation are disclosed in the following table:

	Nine Months Ended September 30,
	2011	2010
Weighted average value per option granted during the period	$10.52	$10.26
Stock price volatility(1)(2)	58.0%	62.0%
Risk free rate of return	2.01%	2.02%
Expected term	5.0 years	4.0 years

(1)
The Company's estimated future forfeiture rate is approximately 5% based on the Company's historical forfeiture rate. Calculated using the Black-Scholes fair value based method. The Company does not pay dividends on its common stock.

(2)
The Company utilizes a combination of implied and historic volatility.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Accounts receivable:
Oil and natural gas revenues	$196,268	$146,823
Marketing revenues	—	43,462
Joint interest accounts	169,796	122,602
Income and other taxes receivable	27,212	40,016
Other	4,776	3,694

	$398,052	$356,597

Prepaids and other:
Prepaid insurance	$9,174	$3,871
Prepaid drilling costs	36,114	55,871
Other	4,248	3,089

	$49,536	$62,831

Accounts payable and accrued liabilities:
Trade payables	$28,449	$70,324
Revenues and royalties payable	69,242	154,559
Accrued oil and natural gas capital costs	403,283	353,280
Accrued midstream capital costs	28,425	13,703
Accrued interest expense	56,863	58,858
Prepayment liabilities	14,435	42,329
Accrued lease operating expenses	11,310	10,207
Accrued ad valorem taxes payable	23,226	8,834
Accrued production taxes payable	4,434	2,177
Accrued gathering, transportation and other expenses	48,245	22,493
Accrued employee compensation	36,741	11,401
Income taxes payable	20,472	8
Other	141,185	39,065

	$886,310	$787,238

11. SEGMENTS

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. SEGMENTS (Continued)

        As discussed in Note 2, "Acquisitions and Divestitures," on May 21, 2010, the Company contributed its Haynesville Shale gathering and treating business to form a joint venture entity with Kinder Morgan called KinderHawk. The joint venture is accounted for as a failed sale of in substance real estate in accordance with ASC 360-20. As a result of the failed sale the Company accounts for the continued operations of the gas gathering system and reflects a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the unaudited condensed consolidated balance sheet in "Payable on financing arrangements," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. Additionally the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the unaudited condensed consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

        On July 1, 2011, the Company closed transactions with KM Gathering and Eagle Gathering, in which the Company transferred (i) its remaining 50% membership interest in KinderHawk to KM Gathering and (ii) a 25% interest in EagleHawk to Eagle Gathering, in exchange for aggregate cash consideration of approximately $836 million. Upon the closing of the transfer of the remaining 50% interest in KinderHawk, the Company no longer includes KinderHawk's revenues and expenses on the unaudited condensed consolidated statements of operations. In accordance with ASC 360-20, the historical cost of the Haynesville Shale gas gathering system is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. As a result of the transfer on July 1, 2011, the Company recorded an increase in its financing obligation associated with KinderHawk of approximately $743.0 million.

        EagleHawk engages in the natural gas midstream business in the Eagle Ford Shale in South Texas. EagleHawk holds the Company's gathering and treating assets and business serving the Company's Hawkville and Black Hawk fields in the Eagle Ford Shale. The Company's transfer of a 25% interest in EagleHawk, on July 1, 2011, is accounted for as a failed sale of in substance real estate in accordance with ASC 360-20. As a result of the failed sale the Company accounts for the continued operations of the gas gathering systems and reflects a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Eagle Ford Shale gas gathering systems transferred to Eagle Hawk is carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the unaudited condensed consolidated balance sheet in "Payable on financing

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. SEGMENTS (Continued)

arrangements," in the amount of approximately $93 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers its production through the Eagle Ford Shale gathering and treating systems. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. Additionally the Company records EagleHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the unaudited condensed consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

        On January 7, 2011, the Company sold its midstream operations in the Fayetteville Shale. The revenues and expenses associated with the Fayetteville Shale midstream operations have been classified as discontinued operations in the condensed unaudited consolidated statements of operations for all periods presented, in the line item "Loss from discontinued operations, net of income taxes." See Note 12, "Discontinued Operations," for further discussion of the presentation of the Company's Fayetteville Shale midstream assets as discontinued operations. The segment information presented in the tables below is amounts related to continuing operations.

        The Company's oil and natural gas segment and midstream segment revenues and expenses include intersegment transactions, which are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all intercompany transactions. The accounting policies of the reporting segments are the same as those described in the "Summary of Significant Events and Accounting Policies" in Note 1 of the 2010 Annual Report on Form 10-K and Amendment No. 1 to the Annual Report on Form 10-K.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. SEGMENTS (Continued)

        Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	Oil and Natural Gas	Midstream	Intersegment Eliminations	Consolidated Total
For the three months ended September 30, 2011:
Revenues	$497,204	$5,019	$—	$502,223
Intersegment revenues	—	7,400	(7,400)	—

Total revenues	$497,204	$12,419	$(7,400)	$502,223
Gathering, transportation and other	(55,264)	(8,359)	7,400	(56,223)
Depletion, depreciation and amortization	(226,037)	(5,689)	—	(231,726)
General and administrative	(129,900)	(3,082)	—	(132,982)
Interest (expense) income and other	(71,539)	(37,119)	—	(108,658)
Income (loss) from continuing operations before income taxes	$169,216	$(42,220)	$—	$126,996
Total assets(1)	$8,152,541	$1,849,570	$—	$10,002,111
Payable on financing arrangements(2)	$—	$1,774,673	$—	$1,774,673
Capital expenditures	$(696,968)	$(83,531)	$—	$(780,499)
For the three months ended September 30, 2010:
Revenues	$403,309	$4,860	$—	$408,169
Intersegment revenues	—	12,795	(12,795)	—

Total revenues	$403,309	$17,655	$(12,795)	$408,169
Gathering, transportation and other	(33,592)	(3,250)	12,795	(24,047)
Depletion, depreciation and amortization	(105,750)	(4,237)	—	(109,987)
General and administrative	(36,022)	(4,952)	—	(40,974)
Interest (expense) income and other	(111,145)	(14,713)	—	(125,858)
Income (loss) from continuing operations before income taxes	$110,244	$(9,659)	$—	$100,585
Total assets	$6,978,115	$1,006,001	$(29,855)	$7,954,261
Payable on financing arrangements(2)	$—	$928,412	$—	$928,412
Capital expenditures	$(535,301)	$(39,389)	$—	$(574,690)

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. SEGMENTS (Continued)

	Oil and Natural Gas	Midstream	Intersegment Eliminations	Consolidated Total
For the nine months ended September 30, 2011:
Revenues	$1,581,171	$12,167	$—	$1,593,338
Intersegment revenues	—	53,357	(53,357)	—

Total revenues	$1,581,171	$65,524	$(53,357)	$1,593,338
Gathering, transportation and other	(136,279)	(16,814)	53,357	(99,736)
Depletion, depreciation and amortization	(573,527)	(16,980)	—	(590,507)
General and administrative	(212,850)	(11,613)	—	(224,463)
Interest (expense) income and other	(207,021)	(76,276)	—	(283,297)
Income (loss) from continuing operations before income taxes	$259,488	$(58,238)	$—	$201,250
Total assets(1)	$8,152,541	$1,849,570	$—	$10,002,111
Payable on financing arrangements(2)	$—	$1,774,673	$—	$1,774,673
Capital expenditures	$(2,393,505)	$(196,166)	$—	$(2,589,671)
For the nine months ended September 30, 2010:
Revenues	$1,181,191	$16,429	$—	$1,197,620
Intersegment revenues	—	52,742	(52,742)	—

Total revenues	$1,181,191	$69,171	$(52,742)	$1,197,620
Gathering, transportation and other	(116,163)	(13,125)	52,742	(76,546)
Depletion, depreciation and amortization	(306,961)	(9,132)	—	(316,093)
General and administrative	(98,931)	(17,572)	—	(116,503)
Interest (expense) income and other	(238,009)	(16,936)	—	(254,945)
Income from continuing operations before income taxes	$304,249	$10,965	$—	$315,214
Total assets	$6,978,115	$1,006,001	$(29,855)	$7,954,261
Payable on financing arrangements(2)	$—	$928,412	$—	$928,412
Capital expenditures	$(1,752,624)	$(202,194)	$—	$(1,954,818)

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

(2)
Includes current portion of $16.8 million and $6.8 million, for the periods ended September 30, 2011 and 2010, respectively.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. DISCONTINUED OPERATIONS

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

        The following table contains summarized income statement information for the Fayetteville Shale midstream operations and other operating property and equipment for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues	$—	$2,229	$153	$7,140
Operating expenses	—	3,589	43	9,588
Loss on sale	(67)	—	(5,289)	—

Loss from discontinued operations, before income taxes	(67)	(1,360)	(5,179)	(2,448)
Income tax benefit	25	532	1,978	955

Loss from discontinued operations, net of income taxes	$(42)	$(828)	$(3,201)	$(1,493)

13. RESTATEMENT

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. RESTATEMENT (Continued)

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

        The Company subsequently determined that the KinderHawk joint venture transaction should have been accounted for and disclosed in accordance with ASC 360-20. ASC 360-20 establishes standards for recognition of profit on all real estate sales transactions other than retail land sales, without regard to the nature of the seller's business. In making the determination of whether a transaction qualifies, in substance, as a sale of real estate, the nature of the entire real estate being sold is considered, including the land plus the property improvements and the integral equipment. The Haynesville Shale gathering and treating system, consists of right of ways, pipelines and processing facilities. Due to the gathering agreement which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of the Company's Haynesville Shale gathering and treating system to form KinderHawk should be accounted for as a failed sale of in substance real estate. As a result of the failed sale the Company would account for the continued operations of the gas gathering system and reflect a financing obligation, representing the proceeds received, under the financing method of real estate accounting. Under the financing method, the historical cost of the Haynesville Shale gas gathering system contributed to KinderHawk should have continued to be carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets in "Gas gathering systems and equipment" and depreciated over the remaining useful life of the assets. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangements," in the amount of approximately $917 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as the Company delivers natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon the Company's weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value will be reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. Any obligation remaining once the gathering agreement expires will be reversed, resulting in the recognition of a gain. Additionally the Company records KinderHawk's revenues, net of eliminations for intercompany amounts associated with gathering and treating services provided to the Company, and expenses on the unaudited condensed consolidated statements of operations in "Midstream revenues," "Taxes other than income," "Gathering, transportation and other," "General and administrative," "Interest expense and other" and "Depletion, depreciation and amortization."

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. RESTATEMENT (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated statements of operations for the three months ended September 30, 2010 which are impacted by the restatement (in thousands):

	Three Months Ended September 30, 2010
	Amount as Previously Reported	Adjustments	Restated Amount
Midstream revenues(1)	$3,644	$1,216	$4,860
Total operating revenues(1)	406,953	1,216	408,169
Taxes other than income expense(1)	(3,217)	222	(2,995)
Gathering, transportation and other expense(1)	48,041	(23,994)	24,047
General and administrative expense(1)	40,207	767	40,974
Depletion, depreciation and amortization expense(1)	106,478	3,509	109,987
Total operating expenses(1)	349,114	(19,496)	329,618
Amortization of deferred gain	59,472	(59,472)	—
Income from operations(1)	117,311	(38,760)	78,551
Interest expense and other	(110,714)	(15,144)	(125,858)
Equity investment income	8,572	(8,572)	—
Total other income (expenses)	45,750	(23,716)	22,034
Income from continuing operations before income taxes(1)	163,061	(62,476)	100,585
Income tax provision(1)	(63,537)	24,137	(39,400)
Income from continuing operations, net of income taxes(1)	99,524	(38,339)	61,185
Loss from discontinued operations, net of income taxes(1)	(843)	15	(828)
Net income	$98,681	$(38,324)	$60,357
Net income (loss) per share:
Basic:
Continuing operations	$0.33	$(0.13)	$0.20
Total	$0.33	$(0.13)	$0.20
Diluted:
Continuing operations	$0.33	$(0.13)	$0.20
Total	$0.33	$(0.13)	$0.20
Weighted average shares outstanding:
Diluted	301,941	(6)	301,935

(1)
Amounts previously reported have been adjusted to conform to the current presentation for discontinued operations associated with the sale of the Fayetteville Shale midstream assets. These adjustments include a $2.2 million reduction in Midstream revenues and Total operating revenues and a $3.6 million reduction in Total operating expenses comprised of reductions of $0.03 million in Taxes other than income expense, $2.0 million in Gathering, Transportation and other expense, $0.2 million in General and administrative expense and $1.3 million in Depletion, depreciation and amortization expense. See further discussion in Note 12, "Discontinued Operations."

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. RESTATEMENT (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2010 which are impacted by the restatement (in thousands):

	Nine Months Ended September 30, 2010
	Amount as Previously Reported	Adjustments	Restated Amount
Midstream revenues(1)	$14,670	$1,759	$16,429
Total operating revenues(1)	1,195,861	1,759	1,197,620
Taxes other than income expense(1)	14,654	371	15,025
Gathering, transportation and other expense(1)	109,496	(32,950)	76,546
General and administrative expense(1)	115,341	1,162	116,503
Depletion, depreciation and amortization expense(1)	311,101	4,992	316,093
Total operating expenses(1)	999,856	(26,425)	973,431
Amortization of deferred gain	123,839	(123,839)	—
Income from operations(1)	319,844	(95,655)	224,189
Interest expense and other	(235,093)	(19,852)	(254,945)
Equity investment income	10,619	(10,619)	—
Total other income (expenses)	121,496	(30,471)	91,025
Income from continuing operations before income taxes(1)	441,340	(126,126)	315,214
Income tax provision(1)	(171,512)	48,671	(122,841)
Income from continuing operations, net of income taxes(1)	269,828	(77,455)	192,373
Loss from discontinued operations, net of income taxes(1)	(1,517)	24	(1,493)
Net income	$268,311	$(77,431)	$190,880
Net income (loss) per share:
Basic:
Continuing operations	$0.90	$(0.26)	$0.64
Discontinued operations	(0.01)	0.01	—
Total	$0.89	$(0.25)	$0.64
Diluted:
Continuing operations	$0.89	$(0.26)	$0.63
Total	$0.89	$(0.26)	$0.63
Weighted average shares outstanding:
Diluted	302,541	(5)	302,536

(1)
Amounts previously reported have been adjusted to conform to the current presentation for discontinued operations associated with the sale of the Fayetteville Shale midstream assets. These adjustments include a $7.1 million reduction in Midstream revenues and Total operating revenues and a $9.6 million reduction in Total operating expenses comprised of reductions of $0.2 million in Taxes other than income expense, $4.8 million in Gathering, Transportation and other expense, $0.6 million in General and administrative expense and $4.0 million in Depletion, depreciation and amortization expense. See further discussion in Note 12, "Discontinued Operations."

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. RESTATEMENT (Continued)

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

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. RESTATEMENT (Continued)

        The following table presents the line item adjustments for the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2010 which are impacted by the restatement (in thousands):

	Nine Months Ended September 30, 2010
	Amount as Previously Reported	Adjustments	Restated Amount
Cash flows from operating activities:
Net income	$268,311	$(77,431)	$190,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	315,061	4,858	319,919
Income tax provision	170,581	(48,695)	121,886
Amortization of deferred gain	(123,839)	123,839	—
Equity investment income	(10,619)	10,619	—
Distributions from equity affiliate	13,190	(13,190)	—
Cash flows from investing activities:
Proceeds received from the contribution of the Haynesville gas gathering systems	921,408	(921,408)	—
Other operating property and equipment capital expenditures	(212,137)	(10,974)	(223,111)
Contributions to equity affiliate	(10,974)	10,974	—
Net cash used in investing activities	(249,311)	(921,408)	(1,170,719)
Cash flows from financing activities:
Increase in payable on financing arrangement	—	921,408	921,408
Net cash (used in) provided by financing activities	$(110,461)	$921,408	$810,947

14. SUBSEQUENT EVENTS

Senior Credit Agreement Reduction

        Effective October 3, 2011, the Company reduced its borrowing capacity under the Senior Credit Agreement from $2.5 billion to $25 million. As of September 30, 2011, the Company had no outstanding borrowings under the Senior Credit Agreement and had approximately $24.5 million outstanding letters of credit with various customers, vendors and others.

        The Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (EBITDA to Interest Expense, each as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. In addition, the Company is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Effective September 27, 2011, the Company's compliance obligations with respect to the aforementioned minimum working capital level and minimum coverage of interest expense covenants, as well as the Company's compliance obligations with respect to certain other covenants in the Senior Credit Facility including reserve report and other information delivery, were suspended until March 31, 2012.

PETROHAWK ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

14. SUBSEQUENT EVENTS (Continued)

EagleHawk Revolving Credit Agreement

        In November 2011, EagleHawk repaid all outstanding borrowings under the EagleHawk Revolving Credit Agreement and terminated the facility.

Senior Note Repurchases

        Due to the change of control resulting from the acquisition of the Company by BHP Billiton Limited, the Company initialized offers to repurchase the 2014 and 2015 Notes, in accordance with the 2014 and 2015 Indentures, respectively. The offer to repurchase the 2014 and 2015 Notes expired on November 9, 2011. On November 14, 2011, the Company paid principal and interest of $10.8 million to repurchase a portion of the 2014 Notes and $0.4 million to repurchase a portion of the 2015 Notes at the request of the bondholders. The principal amounts paid were classified as current debt at September 30, 2011.

Item 2.    Management's Narrative Analysis of Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the nine months ended September 30, 2011 and 2010 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Overview

        We are an oil and natural gas company engaged in the exploration, development and production of predominately natural gas properties located in the United States. As further discussed in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1 "Financial Statement Presentation", on August 25, 2011, BHP Billiton Limited, a corporation organized under the laws of Victoria, Australia (BHP Billiton Limited), acquired 100% of our outstanding shares of common stock through the merger of a wholly owned subsidiary of BHP Billiton Petroleum (North America) Inc. (the Parent), a Delaware corporation and wholly owned subsidiary of BHP Billiton Limited, with and into Petrohawk, with Petrohawk continuing as the surviving entity. At the date of this report, Petrohawk remains an indirect, wholly owned subsidiary of BHP Billiton Limited.

        Our business is comprised of an oil and natural gas production segment and a midstream operations segment. We organize our oil and natural gas production operations into two principal regions: the Mid-Continent, which includes our Louisiana, East Texas and West Texas properties; and the Western, which includes our South Texas properties. Our midstream operations segment consists of our gathering subsidiary, Hawk Field Services, LLC (Hawk Field Services) which was formed to integrate our active drilling program with activities of third parties and to develop additional gathering and treating capacity. Hawk Field Services currently serves the Eagle Ford Shale in South Texas through our investment in EagleHawk Field Services LLC (EagleHawk).

        Our average daily oil and natural gas production increased 46% in the first nine months of 2011 compared to the same period in the prior year. During the first nine months of 2011, we averaged 940 million cubic feet of natural gas equivalent (Mmcfe) per day (Mmcfe/d) compared to average daily production of 645 Mmcfe/d during the first nine months of 2010. The increase in production compared to the prior year period is driven by our drilling successes in the Haynesville and Eagle Ford Shales as our production gains have more than made up for production sold during 2010. During the first nine months of 2011, we drilled or participated in the drilling of 353 gross wells (150 net wells), of which 352 gross (149.4 net) were successful, resulting in a success rate of 99%

        Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploration activities or acquire properties with existing production. The amount we realize for our production depends predominantly upon commodity prices and our related commodity price hedging activities, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

        Our 2011 capital budget emphasizes the development of our extensive condensate-rich properties, largely in the Eagle Ford Shale, and shifts away from dry gas development in our core areas. Our drilling and completion budget for 2011 is based on our current view of market conditions, our objective of accelerating development of certain areas of our Eagle Ford Shale position, and our desire to reduce capital allocated to pure natural gas drilling once our Haynesville Shale lease-holding activities are effectively completed. We are currently on track to exceed our 2011 capital budget of $2.85 billion but we expect any shortfalls between capital spending and cash flows from operations to be funded by BHP Billiton Limited through capital contributions. We are the process of updating our capital budget for the remainder of 2011 as well as for 2012. During late 2010 and early 2011, we began acquiring acreage in the Permian Basin of West Texas. We have acquired or committed to acquire approximately 400,000 net acres in the Midland and Delaware Basins.

        On July 1, 2011, we along with our subsidiaries Hawk Field Services and EagleHawk, closed previously announced transactions with KM Gathering LLC (KM Gathering) and KM Eagle Gathering LLC (Eagle Gathering), each of which is an affiliate of Kinder Morgan Energy Partners, L.P. (Kinder Morgan), a publicly traded master limited partnership, in which Hawk Field Services transferred (i) its remaining 50% membership interest in KinderHawk Field Services LLC (KinderHawk) to KM Gathering and (ii) a 25% interest in EagleHawk to Eagle Gathering, in exchange for aggregate cash consideration of approximately $836 million. In conjunction with the closing of these transactions, our remaining capital commitment to KinderHawk was relieved. This remaining capital commitment was approximately $41.4 million as of July 1, 2011. Our commitment to deliver certain minimum annual quantities of natural gas through the Haynesville gathering system through May 2015 was not relieved in the transfer of our remaining 50% membership interest in KinderHawk.

        EagleHawk, which is managed by Hawk Field Services, engages in the natural gas midstream business in the Eagle Ford Shale in South Texas. At the closing of the transactions, EagleHawk holds our gathering and treating assets and business serving our Hawkville and Black Hawk fields in the Eagle Ford Shale. EagleHawk has agreements with us covering gathering and treating and pursuant to which we dedicate our production from our Eagle Ford Shale leases.

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

        On July 1, 2011, we amended our Senior Credit Agreement, the Fifth Amended and Restated Senior Revolving Credit Agreement, as amended on November 8, 2010, December 22, 2010 and April 29, 2011, by entering into the Fourth Amendment to the Fifth Amended and Restated Senior Revolving Credit Agreement (the Fourth Amendment), among us, each of the lenders from time to time party thereto (the Lenders), BNP Paribas, as administrative agent for the Lenders, Bank of America, N.A. and Bank of Montreal as co-syndication agents for the Lenders, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents for the Lenders. Among other things, the Fourth Amendment permitted Hawk Field Services to convey its Eagle Ford Shale gathering and treating business in South Texas to EagleHawk; transfer a 25% equity interest in EagleHawk to Kinder Morgan; enter into and abide by the terms of the operative documents governing the formation and operation of EagleHawk, and reaffirmed the oil and gas component of our borrowing base under the Senior Credit Agreement at $1.8 billion, while reducing to zero the midstream component of our borrowing base. The portion of the Senior Credit Agreement's borrowing base which relates to our oil and natural gas properties is redetermined on a semi-annual basis (with us and the lenders each having the right to one annual interim unscheduled redetermination) and adjusted based on our oil and natural gas properties, reserves, other indebtedness and other relevant factors. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including redeterminations of our borrowing base, and covenants under our Senior Credit Agreement and our senior unsecured debt indentures. Additionally, our borrowing base is subject to a reduction equal to the product of $0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any unsecured senior or senior subordinated notes that we may issue. As of September 30, 2011, we had no borrowings outstanding under the Senior Credit Agreement and approximately $1.8 billion of additional borrowing capacity available. Effective October 3, 2011, we reduced the borrowing capacity under our Senior Credit Agreement from $2.5 billion to $25 million. Refer to Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 14, "Subsequent Events" for more details.

        Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. We are subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Effective September 27, 2011, our compliance obligations with respect to the aforementioned minimum working capital level and minimum coverage of interest expense covenants, as well as our compliance obligations with respect to certain other covenants in the Senior Credit Facility including reserve report and other information delivery, were suspended until March 31, 2012. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be, under the most restrictive indentures, at least 2.5 to 1.0. The second test applies only to borrowings under our Senior Credit Agreement that do not meet the first test and limits these borrowings to the greater of a fixed sum of, under the most restrictive indentures, $1 billion and 30% of our adjusted consolidated net tangible assets (as defined in all of our indentures), which is largely calculated based upon the discounted future net revenues from our proved oil and natural gas reserves as of the end of each year.

        Our cash flows are subject to a number of variables including our level of oil and natural gas production and commodity prices, as well as various economic conditions that have historically affected the oil and natural gas industry. If natural gas prices remain at their current levels for a prolonged period of time or if oil and natural gas prices decline, our ability to fund our capital expenditures, reduce debt, meet our financial obligations and become profitable may be materially impacted. Our primary sources of capital and liquidity have historically been internally generated cash flows from operations, proceeds from asset sales and availability our Senior Credit Agreement. Our future capital resources and liquidity will be from internally generated cash flows from operations and funding from our Parent.

Contractual Obligations

        We have no material changes in our long-term commitments associated with our capital expenditure plans or operating agreements other than those described below. Our level of capital expenditures will vary in future periods depending on the success we experience in our acquisition, development and exploration activities, oil and natural gas price conditions and other related economic factors. Currently no sources of liquidity or financing are provided by off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities. The following table summarizes our contractual obligations and commitments as of September 30, 2011:

	Total Obligation Amount(1)	Years Remaining
	(in thousands)
Gathering and transportation commitments	$2,363,637	18
Drilling rig commitments	332,572	4
Non-cancelable operating leases	35,350	7
Pipeline and well equipment obligations	71,080	1
Various contractual commitments (including, among other things, rental equipment obligations, obtaining and processing seismic data and fracture stimulation services)	74,650	2

Total commitments	$2,877,289

(1)
On May 21, 2010, we created a joint venture with Kinder Morgan, KinderHawk, which engages in the natural gas midstream business in Northwest Louisiana, focused on the Haynesville and Lower Bossier Shales. As part of this transaction, we were committed to fund up to an additional $41.4 million, as of June 30, 2011, in capital during 2011 in the event KinderHawk required capital to finance its planned capital expenditures. On July 1, 2011, in conjunction with the closing of the transfer of our remaining 50% membership interest in KinderHawk, the balance of our capital commitment to KinderHawk was relieved. In addition to the capital commitment, we are obligated to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from Petrohawk operated wells producing from the Haynesville and Lower Bossier Shales in North Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. This obligation is not reflected in the amounts shown in the table above. Our obligation to deliver minimum annual quantities of natural gas to KinderHawk through May 2015 remains in effect following the transfer of our remaining 50% membership interest in KinderHawk on July 1, 2011. We pay to KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor.

        One of our gathering and transportation commitments is our obligation to deliver to KinderHawk agreed upon minimum annual quantities of natural gas from our operated wells producing from the Haynesville and Lower Bossier Shales, within specified acreage in Northwest Louisiana through May 2015, or in the alternative, pay an annual true-up fee to KinderHawk if such minimum annual quantities are not delivered. This minimum annual quantities commitment is not included in the table above. Our obligation to deliver minimum annual quantities of natural gas to KinderHawk through

May 2015 remains in effect following the transfer of our remaining 50% membership interest in KinderHawk on July 1, 2011. The minimum annual quantities per contract year are as follows:

Contract Year	Minimum Annual Quantity (Bcf)
Year 1 (partial)—2010	81.090
Year 2—2011	152.899
Year 3—2012	238.595
Year 4—2013	324.047
Year 5—2014	368.614
Year 6 (partial)—2015	143.066

        These volumes represent 50% of our anticipated production from the specified acreage at the time we entered into the contract. Production from this acreage has been significantly in excess of these volumes during 2010 and through the third quarter of 2011, and we have not been obligated to pay a true-up fee to date.

        We pay KinderHawk negotiated gathering and treating fees, subject to an annual inflation adjustment factor. The gathering fee is currently equal to $0.34 per thousand cubic feet (Mcf) of natural gas delivered at KinderHawk's receipt points. The treating fee is charged for gas delivered containing more than 2% by volume of carbon dioxide. For gas delivered containing between 2% and 5.5% carbon dioxide, the treating fee is between $0.030 and $0.345 per Mcf, and for gas containing over 5.5% carbon dioxide, the treating fee starts at $0.365 per Mcf and increases on a scale of $0.09 per Mcf for each additional 1% of carbon dioxide content. In the event that annual natural gas deliveries are ever less than the minimum annual quantity per contract year set forth in the table above, our true-up fee obligation would be determined by subtracting the quantity delivered from the minimum annual quantity for the applicable contract year and multiplying the positive difference by the sum of the gathering fee in effect on the last day of such year plus the average monthly treating fees for such year. For example, if the quantity of natural gas delivered in 2011 were 50 Bcf less than the minimum annual quantity for such year and the year-end gathering fee was $0.34 per Mcf and the average treating fee for the period was $0.345 per Mcf, the true-up fee would be $34.3 million.

        The KinderHawk joint venture is accounted for as a failed sale of in substance real estate in accordance with ASC 360-20. Due to the gathering agreement entered into with the formation of KinderHawk, which constitutes extended continuing involvement under ASC 360-20, it has been determined that the contribution of our Haynesville Shale gathering and treating system to form KinderHawk is accounted for as a failed sale of in substance real estate. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 2, "Acquisitions and Divestitures" for more details regarding the KinderHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. As a result of the failed sale, we recorded a financing obligation, representing the proceeds received, under the financing method of real estate accounting. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangements," in the amount of approximately $1.7 billion. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as we deliver natural gas through the Haynesville Shale gathering and treating system. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon our weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. This obligation is not reflected in the amounts shown in the table above.

        The Company's transfer of a 25% interest in EagleHawk to Kinder Morgan, on July 1, 2011, is accounted for as a failed sale of in substance real estate in accordance with ASC 360-20. Due to the gathering agreements which constitute extended continuing involvement under ASC 360-20, that were either entered into in conjunction with the closing of the EagleHawk transaction or assigned to EagleHawk at the closing of the transaction, it has been determined that the transfer of our Eagle Ford Shale gathering and treating systems to EagleHawk is accounted for as a failed sale of in substance real estate. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 2, "Acquisitions and Divestitures" for more details regarding the EagleHawk joint venture arrangement and for discussion of the accounting treatment related to the arrangement. As a result of the failed sale, we recorded a financing obligation, representing the proceeds received, under the financing method of real estate accounting. The financing obligation is recorded on the unaudited condensed consolidated balance sheets in "Payable on financing arrangements," in the amount of approximately $93 million. Reductions to the obligation and the non cash interest on the obligation are tied to the gathering and treating services, as we deliver our production through the Eagle Ford Shale gathering and treating systems. Interest and principal are determined based upon the allocable income to Kinder Morgan, and interest is limited up to an amount that is calculated based upon our weighted average cost of debt as of the date of the transaction. Allocable income in excess of the calculated value is reflected as reductions of principal. Interest is recorded in "Interest expense and other" on the unaudited condensed consolidated statements of operations. This obligation is not reflected in the amounts shown in the table above.

        The balance of our financing obligation as of September 30, 2011, was approximately $1.8 billion, of which approximately $16.8 million was classified as current.

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

Results of Operations

Nine Months Ended September 30, 2011 and 2010

        We reported income from continuing operations, net of income taxes of $127.7 million for the nine months ended September 30, 2011 compared to income from continuing operations, net of income taxes of $192.4 million for the same period in 2010, resulting in a decrease of $64.7 million. The following table summarizes key items of comparison and their related change for the periods indicated.

	Nine Months Ended September 30,
In thousands (except per unit and per Mcfe amounts)	2011	2010	Change
Income from continuing operations, net of income taxes	$127,679	$192,373	$(64,694)
Operating revenues:
Oil and natural gas	1,285,225	820,753	464,472
Marketing	295,946	360,438	(64,492)
Midstream	12,167	16,429	(4,262)
Operating expenses:
Marketing	322,266	392,984	(70,718)
Production:
Lease operating	43,670	49,573	(5,903)
Workover and other	12,047	6,707	5,340
Taxes other than income	48,142	15,025	33,117
Gathering, transportation and other:
Oil and natural gas	82,922	63,421	19,501
Midstream	16,814	13,125	3,689
General and administrative:
General and administrative	171,260	99,465	71,795
Stock-based compensation	53,203	17,038	36,165
Depletion, depreciation and amortization:
Depletion—Full cost	565,109	302,389	262,720
Depreciation—Midstream	16,592	9,011	7,581
Depreciation—Other	7,307	3,172	4,135
Accretion expense	1,499	1,521	(22)
Other income (expenses):
Net gain on derivative contracts	232,040	345,970	(113,930)
Interest expense and other	(283,297)	(254,945)	(28,352)
Income from continuing operations before income taxes
Oil and natural gas	259,488	304,249	(44,761)
Midstream	(58,238)	10,965	(69,203)
Income tax provision	(73,571)	(122,841)	49,270
Production:
Natural gas—Mmcf	226,907	169,397	57,510
Crude oil—MBbl	3,069	756	2,313
Natural gas liquids—MBbl	1,886	373	1,513
Natural gas equivalent—Mmcfe(1)	256,637	176,171	80,466
Average daily production—Mmcfe(1)	940	645	295
Average price per unit(2):
Natural gas price—Mcf	$4.06	$4.43	$(0.37)
Crude oil price—Bbl	86.46	74.17	12.29
Natural gas liquids price—Bbl	49.12	35.66	13.46
Natural gas equivalent price—Mcfe(1)	4.98	4.65	0.33
Average cost per Mcfe:
Production:
Lease operating	0.17	0.28	(0.11)
Workover and other	0.05	0.04	0.01
Taxes other than income	0.19	0.09	0.10
Gathering, transportation and other:
Oil and natural gas	0.32	0.36	(0.04)
Midstream	0.07	0.07	—
General and administrative:
General and administrative	0.67	0.56	0.11
Stock-based compensation	0.21	0.10	0.11
Depletion	2.20	1.72	0.48

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

        For the nine months ended September 30, 2011, oil and natural gas revenues increased $464.5 million from the same period in 2010, to $1.3 billion. The increase was primarily due to the increase in our production of 80,466 Mmcfe, or 46% over the nine months ended September 30, 2010, resulting from our drilling successes in resource plays in Louisiana and Texas. Increased production contributed approximately $374 million in revenues for the nine months ended September 30, 2011. Also contributing to this increase was an increase of $0.33 per Mcfe in our realized average price to $4.98 per Mcfe from $4.65 per Mcfe in the prior year period. The increase in realized average prices led to an increase in oil and natural gas revenues of approximately $90 million.

        We had marketing revenues of $295.9 million and marketing expenses of $322.3 million for the nine months ended September 30, 2011, resulting in a loss before taxes of $26.4 million as compared to a loss before taxes of $32.6 million for the same period in 2010. Prior to July 1, 2011, a subsidiary of ours purchased and sold our own and third party natural gas produced from wells which we and third parties operate. Effective July 1, 2011, our marketing subsidiary ceased its marketing operations. The revenues and expenses related to these marketing activities were reported on a gross basis as part of operating revenues and operating expenses in historical periods. Marketing revenues were recorded at the time natural gas was physically delivered to third parties at a fixed or index price. Marketing expenses attributable to gas purchases were recorded as our subsidiary took physical title to natural gas and transported the purchased volumes to the point of sale. Subsequent to July 1, 2011, we will no longer be buying and selling third party volumes from wells we and third parties operate. As a result, certain items previously recorded to "Marketing revenues" will no longer be reported while others will now be recorded to "Oil and natural gas revenues" on the unaudited condensed consolidated statements of operations. In addition, certain charges previously reported in "Marketing expenses" will no longer be recorded while others will now be recorded to "Gathering, transportation and other" on the unaudited condensed consolidated statements of operations.

        We had gross revenues from our midstream segment of $65.5 million for the nine months ended September 30, 2011 compared to the same period in 2010 of $69.2 million, a decrease of $3.7 million. The decrease in gross revenues from our midstream segment primarily relates to the transfer of our remaining 50% membership interest in KinderHawk on July 1, 2011 to KM Gathering. Prior to the transfer, we recorded KinderHawk's revenues, net of eliminations for intercompany amounts, in accordance with the financing method for a failed sale of in substance real estate. We also record EagleHawk's revenues, net of eliminations for intercompany amounts, in accordance with the financing method. For the nine months ended September 30, 2011, approximately $8.2 million in revenues, after intercompany eliminations, from KinderHawk and EagleHawk were reported in midstream revenues on the unaudited condensed consolidated statements of operations. Gross revenues of $65.5 million also included $53.4 million of inter-segment revenues that were eliminated in consolidation. On a net basis, we had revenues of $12.2 million for the nine months ended September 30, 2011, a decrease of $4.3 million from the prior year. This decrease is also attributed to the transfer of our remaining 50% membership interest in KinderHawk on July 1, 2011.

        Lease operating expenses decreased $5.9 million for the nine months ended September 30, 2011 primarily due to our continued cost control efforts as well as the sale of our higher cost properties in 2010. On a per unit basis, lease operating expenses decreased $0.11 per Mcfe to $0.17 per Mcfe in 2011 from $0.28 per Mcfe in 2010. The decrease on a per unit basis is primarily due to the increase in production during 2011 from our resource plays which historically have a lower per unit operating cost. Additionally, the sale of our Terryville, WEHLU, and Fayetteville Shale properties in 2010, contributed to a decrease in costs for the nine months ended September 30, 2011 over the same period in 2010 as these properties historically operated with higher operating costs per unit.

        Workover expenses increased $5.3 million for the nine months ended September 30, 2011 compared to the same period in 2010. The increase resulted primarily from an increase in activity due to various projects in the Haynesville Shale.

        Taxes other than income increased $33.1 million for the nine months ended September 30, 2011 as compared to the same period in 2010. The largest components of taxes other than income are production and severance taxes which are generally assessed as either a fixed rate based on production or as a percentage of gross oil and natural gas sales. Our increase in production in the current year was partially offset by severance tax refunds related to drilling incentives for horizontal wells in the Haynesville and Eagle Ford Shales. For the nine months ended September 30, 2011, we recorded severance tax refunds totaling $11.3 million compared to $31.7 million in the prior year. On a per unit basis, excluding the severance tax refunds, taxes other than income decreased $0.04 per Mcfe to $0.23 per Mcfe compared to $0.27 per Mcfe in 2010. This adjusted decrease from the prior year is due to severance tax exemptions related to the drilling incentives as well as a reduction in the Louisiana statutory severance tax rate.

        Gathering, transportation and other expense attributable to our oil and natural gas production segment increased $19.5 million for the nine months ended September 30, 2011 as compared to the same period in 2010. On a per unit basis, gathering, transportation and other expenses decreased $0.04 per Mcfe to $0.32 per Mcfe in the nine months ended September 30, 2011 compared to $0.36 per Mcfe for the same period in 2010. This decrease is primarily due to the closing of our KinderHawk and EagleHawk joint ventures with Kinder Morgan. The joint ventures are accounted for in accordance with the financing method for a failed sale of in substance real estate. Gathering and treating fees paid to KinderHawk and EagleHawk are recorded as a reduction in the financing obligation and interest expense on the financing obligation.

        Gathering, transportation and other expenses attributable to our midstream operations segment increased $3.7 million for the nine months ended September 30, 2011 compared to the same period in 2010. The increase is primarily due to trucking expenses associated with our midstream operations segment that began in the third quarter of 2011. This increase was partially offset by the transfer of our remaining 50% membership interest in KinderHawk on July 1, 2011. Prior to July 1, 2011, we recorded KinderHawk's expenses in accordance with the financing method for a failed sale of in substance real estate. We also record EagleHawk's expenses in accordance with the financing method. For the nine months ended September 30, 2011, approximately $7.8 million of KinderHawk's and EagleHawk's expenses were reported in "Gathering, transportation and other" on the unaudited condensed consolidated statements of operations.

        General and administrative expense for the nine months ended September 30, 2011 increased $71.8 million as compared to the same period in 2010. The increase is primarily attributable to costs associated with the BHP Merger as well as an increase in normal payroll and employee costs associated with increases in our work force as a result of our continued growth. An advisory service fee paid in conjunction with the BHP Merger accounted for $30.2 million of the increase over the prior year period. Payroll and employee costs increased approximately $33 million for items including employee retention and bonus payments and associated payroll taxes related to the BHP Merger and normal increases in payroll and employee costs due to our growth over the prior year. We also incurred professional and legal fees of approximately $8.1 million related to the BHP Merger during the current period.

        Stock-based compensation expense for the nine months ended September 30, 2011 increased $36.2 million compared to the same period in 2010. On August 25, 2011, BHP Billiton Limited acquired 100% of our outstanding shares of common stock through the merger of a wholly owned subsidiary of BHP Billiton Petroleum (North America) Inc. with and into us. In conjunction with the merger, we cancelled all unexercised stock options and stock appreciation rights, both vested and unvested, outstanding under our employee and nonemployee equity incentive plans in exchange for a cash payment equal to $38.75 for each share of common stock underlying such option or stock appreciation right, less the applicable exercise price per share and net of withholding taxes, which resulted in our recognition of additional stock-based compensation expense in the third quarter of 2011.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs associated with evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. Depletion expense increased $262.7 million for the nine months ended September 30, 2011 from the same period in 2010, to $565.1 million. On a per unit basis, depletion expense increased $0.48 per Mcfe to $2.20 per Mcfe. The increase on a per unit basis is primarily due to our 2010 asset sales as well as the impact of our 2010 and 2011 capital expenditures program.

        Depreciation expense associated with our gas gathering systems increased $7.6 million to $16.6 million for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase was due to the growth in our midstream operations segment from capital spending over the course of the year, as well as the contribution of the gas gathering systems and treating facilities in the Haynesville Shale to KinderHawk and the transfer of a 25% interest in EagleHawk to Eagle Gathering. The KinderHawk and EagleHawk joint ventures are accounted for in accordance with the financing method for a failed sale of in substance real estate. Under the financing method, the historical costs of the Haynesville Shale and Eagle Ford Shale gas gathering systems are carried at the full historical basis of the assets on the unaudited condensed consolidated balance sheets and depreciated over the remaining useful life of the assets. We depreciate our gas gathering systems over a 30 year useful life commencing on the estimated placed in service date.

        We entered into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas, and natural gas liquids production. Historically, we have also entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those on our Senior Credit Agreement) to fixed interest rates. Consistent with the prior year, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statement of operations. At September, 2011, we had a $296.9 million derivative asset, $250.7 million of which was classified as current, and a $0.4 million derivative liability, all of which was classified as current. We recorded a net derivative gain of $232.0 million ($50.6 million net unrealized gain and $181.4 million net gain for cash received on settled contracts) for the nine months ended September 30, 2011 compared to a net derivative gain of $346.0 million ($190.2 million net unrealized gain and a $155.8 million net gain for cash received on settled contracts) in the same period in 2010.

        Interest expense and other increased $28.4 million for the nine months ended September 30, 2011 compared to the same period in 2010. The increase is primarily the result of our accounting for the KinderHawk and EagleHawk joint ventures under the financing method for a failed sale of in substance real estate. For the nine months ended September 30, 2011, we recorded approximately $75.5 million of interest expense on the financing obligation. This increase for the period ended September 30, 2011 was offset by a decrease of $47.1 million, from charges incurred in the prior year related to the early repurchase of the 2013 Notes.

        We had an income tax provision of $73.6 million for the nine months ended September 30, 2011 due to our income from continuing operations before income taxes of $201.3 million compared to an income tax provision of $122.8 million due to our income from continuing operations before income taxes of $315.2 million in the prior year. The effective tax rate for the nine months ended September 30, 2011 was 36.6% compared to 39.0% for the nine months ended September 30, 2010. The decrease in our effective tax rate in the current year is primarily due to the impact of the acceleration of certain equity awards as a result of the BHP Merger.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

Item 4.    Controls and Procedures

        In connection with the restatement discussed in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 13, "Restatement," our Principal Executive Officer and our Principal Financial Officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2011. Notwithstanding the material weakness, our Principal Executive Officer and our Principal Financial Officer have concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

        There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Subsequent to our execution of the Merger Agreement discussed above, we and the members of our Board were named as defendants in purported class action lawsuits brought by our stockholders challenging the proposed transaction (the Stockholder Actions). The Stockholder Actions were filed in: the Court of Chancery of the State of Delaware, Astor BK Realty Trust v. Petrohawk Energy Corp., et al., C.A. No. 6675-CS, Grossman v. Petrohawk Energy Corp., et al., C.A. No. 6688-CS, Marina Gincherman, IRA v. Petrohawk Energy Corp., et al., C.A. No. 6700, and Binkowski v. Petrohawk Energy Corp., et al., C.A. No. 6706; in the District of Harris County, Texas, Iron Workers District Counsel of Tennessee Valley & Vicinity Pension Plan v. Petrohawk Energy Corp., et al., C.A. No. 42124, Iron Workers Mid-South Pension Fund v. Petrohawk Energy Corp., et al., C.A. No. 42590, and L.A. Murphy v. Wilson, et al., C.A. No. 42772; and in United States District Court for the Southern District of Texas, Rob Barrett v. Floyd C. Wilson, et al., C.A. No. 4:11-cv-02852. The Stockholder Actions seek certification of a class of our stockholders and generally allege, among other things, that: (i) each member of the Board breached his fiduciary duties in connection with the transactions contemplated by the Merger Agreement by failing to maximize stockholder value, agreeing to preclusive deal protection provisions, and failing to protect against conflicts of interest; (ii) we aided and abetted our directors' purported breaches of their fiduciary duties; and/or (iii) the Guarantor, Parent and Purchaser parties aided and abetted the purported breaches of fiduciary duties by our directors. The Stockholder Actions seek, among other relief, rescission of the consummated transactions, damages, and attorneys' fees and costs.

        Barrett has been settled and dismissed by the Southern District of Texas with prejudice. Guarantor agreed to pay $125,000 to Plaintiff's counsel for the attorney's fees and expenses incurred. On August 11, 2011, the parties to the Stockholder Actions entered into a Memorandum of Understanding wherein the Defendants acknowledged that the Stockholder Actions were a causal factor leading to the issuance of certain supplemental disclosures included in the Company's supplemental form 14D-9, filed on August 10, 2011. The parties also agreed to negotiate in good faith and execute an appropriate stipulation of settlement, subject to court approval, which shall include payment to Plaintiffs' counsel for their attorneys' fees and expenses incurred (such amount to be negotiated by the parties, subject to court approval, or determined by the court). The parties are in the process of negotiating the terms of the stipulation of settlement.

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

        In 2008, the United States Fish and Wildlife Service (USFWS) opened an investigation into the activities of Hawk Field Services and the Company in the Fayetteville Shale play. The investigation focused on the pipeline stream crossings and potential impacts on the Speckled Pocketbook. On April 22, 2009, we received a letter from the United States Attorney's Office for the Eastern District of Arkansas and the Environmental Crimes Section of the United States Department of Justice notifying us that we were under criminal investigation for alleged violations of the Federal Clean Water Act and the Federal Endangered Species Act with respect to the endangered Speckled Pocketbook. Hawk Field Services sold its gathering and treating assets serving the Fayetteville Shale in conjunction with the Company's disposition of its Fayetteville Shale natural gas properties and, as a consequence, neither the Company nor Hawk Field Services currently have ongoing operations in Arkansas. The Company and the United States Department of Justice entered into a plea agreement and Hawk Field Services has pleaded guilty to three misdemeanor counts of violating the Endangered Species Act. Under the plea agreement, the Company agreed to pay a $350,000 fine and contribute $150,000 toward environmental conservation efforts in the Fayetteville Shale area. The United States District Court for the Eastern District of Arkansas accepted the plea agreement on September 14, 2011, and the Company paid the fine and contribution during the third quarter of 2011.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors described in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, except as stated below.

Availability of adequate gathering systems and transportation take-away capacity may hinder our access to suitable oil and natural gas markets or delay our production.

        Our ability to bring natural gas, natural gas liquids and crude oil production to market depends on a number of factors including the availability and proximity of pipelines and processing facilities. The recent growth in production in the Eagle Ford Shale, especially of oil and natural gas liquids production, has limited the availability of transportation take-away capacity for these products. If we are unable to obtain adequate amounts of take-away capacity to meet our growing production levels, we may have to delay initial production or shut in our wells awaiting a pipeline connection or capacity and/or sell our production at significantly lower prices than those quoted on NYMEX or than we currently project, which could adversely affect our results of operations.

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

        Legislation was proposed in the last Congress, and reintroduced in the current Congress, to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. If similar legislation is ultimately adopted, it could establish an additional level of regulation at the federal or state level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. Certain states have adopted or are considering similar disclosure legislation, and Texas has adopted legislation requiring the disclosure of hydraulic fracturing chemicals and concentrations to the Texas Railroad Commission.

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

        During 2011, the White House released a proposed federal 2012 budget and deficit reduction initiative that recommended the elimination or deferral of certain key U.S. federal income tax deductions currently available to oil and gas exploration and production companies, including, but not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. Recently, members of the U.S. Congress have considered similar changes to the existing federal income tax laws that affect oil and gas exploration and production companies, which, if enacted, would negatively affect our financial condition and results of operations. The passage of any legislation as a result of these proposals or any other similar change in U.S. federal income tax law could eliminate or defer certain tax deductions within the industry that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

Item 6.    Exhibits

        The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit No	Description
2.1	Agreement and Plan of Merger, dated as of July 14, 2011, by and among BHP Billiton Limited, BHP Billiton Petroleum (North America) Inc., North America Holdings II Inc. and Petrohawk Energy Company (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 20, 2011).
3.1	Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 to our Form S-8 (File No. 333-117733) filed on July 29, 2004).
3.2	Certificate of Amendment to Certificate of Incorporation for Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 24, 2004).
3.3	Certificate of Amendment of Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 3, 2005).
3.4	Amended and Restated Bylaws of Petrohawk Energy Corporation effective as of July 12, 2006 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on July 17, 2006).
3.5	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 17, 2006).
3.6
Certificate of Designations of Series A Junior Preferred Stock of Petrohawk Energy Corporation effective as of October 15, 2008 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 16, 2008).
3.7	Certificate of Amendment to Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 23, 2009).
3.8	Amended and Restated Certificate of Incorporation of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 26, 2011).
3.9	Second Amended and Restated Bylaws of Petrohawk Energy Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on August 26, 2011).
4.1
Indenture, dated May 13, 2008, among Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 15, 2008).
4.2
First Supplemental Indenture dated as of November 28, 2008 among Petrohawk Energy Corporation, HK Energy Marketing, LLC, and parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K filed on February 25, 2009).

Exhibit No	Description
4.3	Second Supplemental Indenture dated as of January 26, 2009 among Winwell Resources, L.L.C., KCS Resources, LLC, Petrohawk Energy Corporation, the parties named therein as guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.18 to our Annual Report on Form 10-K filed on February 25, 2009).
4.4
Third Supplemental Indenture dated as of August 4, 2009 among Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.21 to our Quarterly Report on Form 10-Q filed on November 5, 2009).
4.5
Fourth Supplemental Indenture dated as of June 30, 2010 among Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.24 to our Quarterly Report on Form 10-Q filed on August 3, 2010).
4.6
Indenture, dated January 27, 2009, among the Petrohawk Energy Corporation, the subsidiary guarantors named therein, and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 28, 2009).
4.7
First Supplemental Indenture, dated August 4, 2009, among the Kaiser Trading, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.26 to our Quarterly Report on Form 10-Q filed on November 5, 2009).
4.8
Second Supplemental Indenture, dated June 30, 2010, among the Big Hawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors, and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.19 to our Quarterly Report on Form 10-Q filed on August 3, 2010).
4.9
Indenture, dated as of August 17, 2010, among Petrohawk Energy Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 20, 2010).
4.10
Registration Rights Agreement, dated as of August 17, 2010, among Petrohawk Energy Corporation and Barclays Capital Inc., on behalf the initial purchasers named therein (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2010).
4.11
Registration Rights Agreement, dated January 31, 2011, among Petrohawk Energy Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed February 3, 2011).
4.12
Supplemental Indenture, dated May 31, 2011, among FracHawk Services, LLC, Petrohawk Energy Corporation, the existing Guarantors and U.S. Bank Trust National Association, as trustee (Incorporated by reference to Exhibit 4.24 to our Quarterly Report on Form 10-Q filed August 3, 2011).
4.13
Registration Rights Agreement, dated as of May 20, 2011, among Petrohawk Energy Corporation and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 20, 2011).

Exhibit No		Description
4.14		Indenture, dated as of May 20, 2011, among Petrohawk Energy Corporation, the guarantors named therein and U.S. Bank Trust National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed May 20, 2011).
10.1
Waiver and Consent, dated as of August 15, 2011, among the Company, each of the guarantors named therein, each of the lenders party thereto and BNP Paribas, as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 19, 2011)
10.2		Notification of Aggregate Maximum Credit Amounts Reduction dated September 27, 2011 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 3, 2011)
10.3		Fourth Amendment to Fifth Amended and Restated Senior Revolving Credit Agreement dated July 1, 2011 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 6, 2011).
10.4	†
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